Form 10-K
period 1993-12-31
NATIONAL REALTY L P
filed 1994-03-30
CIK 819671

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

          (X) ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1993

                         Commission File Number 1-9648

                             NATIONAL REALTY, L.P.
            (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                               75-2163175
- -------------------------------                             --------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

10670 North Central Expressway, Suite 300, Dallas, Texas            75231
- --------------------------------------------------------         -----------
      (Address of Principal Executive Offices)                    (Zip Code)

                                (214) 692-4700
            -------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
     Title of each class                                  which registered
- ------------------------------                      ----------------------------
Units of Limited Partner Interest                      American Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:

                       Redeemable Unit Purchase Warrants

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.  Yes X   No
                                                       ___    ___

As of March 11, 1994, the Registrant had 2,139,573 units of limited partner interest outstanding. Of the total units outstanding 1,131,035 were held by other than those who may be deemed to be affiliates, for an aggregate value of $31,386,000 based on the last trade as reported on the American Stock Exchange on March 11, 1994. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.



                      - Exhibit Index Appears on Page 98 -
                               - Page 1 of 100 -

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K




                                                                 Page
                                                                 ----
                                    PART I
                                    ------

Item 1.     Business...........................................     3

Item 2.     Properties.........................................    11

Item 3.     Legal Proceedings..................................    18

Item 4.     Submission of Matters to a Vote of Security Holders    21


                                    PART II
                                    -------

Item 5.     Market for Registrant's Units of Limited Partner
               Interest and Related Security Holder Matters....    22

Item 6.     Selected Financial Data............................    23

Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............    24

Item 8.     Financial Statements and Supplementary Data........    35

Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.............    77


                                   PART III
                                   --------

Item 10.    General Partner of the Registrant and Executive
               Officers of the Registrant's General Partner....    77

Item 11.    Executive Compensation.............................    88

Item 12.    Security Ownership of Certain Beneficial Owners and
               Management......................................    90

Item 13.    Certain Relationships and Related Transactions.....    90


                                    PART IV
                                    -------

Item 14.    Exhibits, Consolidated Financial Statements,
               Schedules and Reports on Form 8-K...............    94

Signature Page.................................................    97

                                     PART I
ITEM 1.   BUSINESS

General

National Realty, L.P. ("National Realty" or the "Registrant") is a Delaware limited partnership formed on January 29, 1987, the business of which is primarily owning and operating through National Operating, L.P., also a Delaware limited partnership (the "Operating Partnership"), a portfolio of real estate more fully described in ITEM 2. "PROPERTIES." Most of National Realty's properties were acquired in exchange transactions consummated on September 18, 1987, pursuant to which National Realty acquired all of the assets, and assumed all of the liabilities, of 35 public and private limited partnerships.

The Operating Partnership was formed on February 27, 1987, to facilitate compliance with recording and filing requirements by holding title to and operating certain of National Realty's real estate and personal property then owned or thereafter acquired by National Realty. National Realty and the Operating Partnership operate as an economic unit and, unless the context otherwise requires, all references herein to the "Partnership" shall constitute references to National Realty and the Operating Partnership as a unit.
National Realty is the sole limited partner of the Operating Partnership and owns a 99% beneficial interest in the Operating Partnership.

Unless earlier dissolved, in accordance with the provisions of National Realty's First Amended and Restated Agreement of Limited Partnership, dated as of January 29, 1987, as amended by the Certificate of Amendment of Limited Partnership Agreement dated as of May 14, 1990 (together, the "Partnership Agreement"), the Partnership will terminate December 31, 2086.

The general partner, and owner of 1% of the beneficial interest in each of National Realty and the Operating Partnership, is Syntek Asset Management, L.P. (the "General Partner" or "SAMLP"), a Delaware limited partnership of which Gene E. Phillips is a general partner and until March 4, 1994, William S. Friedman was a general partner. Syntek Asset Management, Inc. ("SAMI"), a corporation of which Mr. Phillips is an officer and director, and until February 15, 1994, of which Mr. Friedman was an officer and director, is the Managing General Partner of SAMLP. Basic Capital Management, Inc. ("BCM") is the sole shareholder of SAMI. The limited partners of SAMLP are Messrs. Phillips and Friedman, Southmark Corporation ("Southmark") and American Realty Trust, Inc. ("ART"), a real estate investment company. Messrs. Phillips and Friedman served as directors and executive officers of ART until November 16, 1992, and December 31, 1992, respectively. As of March 11, 1994, ART owned approximately 44% of the outstanding units of limited partner interest of National Realty. In February 1992, Southmark became the owner of a 19.2% limited partnership interest in SAMLP by assignment from ART. See ITEM 3. "LEGAL PROCEEDINGS - Southmark Litigation".

In November 1992, the Partnership refinanced 52 of the apartment complexes in its real estate portfolio and the underlying debt of a wraparound note receivable with a financial institution. To facilitate such refinancing, the Operating Partnership transferred these assets to a Delaware limited partnership, Garden Capital, L.P. ("GCLP"). The Operating Partnership is the sole limited partner in GCLP with a 99.3% limited partnership interest. Garden Capital Management Incorporated ("GCMI"), a Nevada corporation, is the .7% managing general partner of GCLP.

GCLP is the sole limited partner and 99% owner of 52 single asset limited partnerships which were formed for the purpose of acquiring, operating and holding title to the 52 apartment complexes transferred by the Operating Partnership. The transfer of the 52 apartment complexes and wraparound note receivable from the Operating Partnership to GCLP was effective November 25, 1992. See ITEM 2. "PROPERTIES".

Each of the single asset limited partnerships has no significant assets other than an apartment property encumbered by mortgage debt. Garden Capital Incorporated ("GCI"), a Nevada corporation, is the 1% managing general partner
in each of the single asset limited partnerships.   GCMI, as the managing
general partner of GCLP, makes all decisions relating to the operation of GCLP, and GCI, as the managing general partner of the single asset limited partnerships, makes all decisions relating to the operation of the properties.

GCMI originally received its .7% general partner interest in GCLP in exchange for the contribution of 100% of its economic interest in an apartment complex in Flagstaff, Arizona. In March 1993, GCMI contributed a mortgage note receivable as a substitute capital contribution for its .7% general partner interest in GCLP. National Realty subsequently acquired the mortgage note receivable for a $900,000 note payable, as more fully described in ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." GCI received its 1% general partner interest in each of the single asset partnerships in exchange for agreeing to manage the property owned by each of the partnerships.

Except as described below and under ITEM 3. "LEGAL PROCEEDINGS - Moorman Settlement," all decisions relating to the Partnership, including all decisions with respect to the acquisition, disposition, improvement, financing or refinancing of the Partnership's properties or other investments, are made by the Managing General Partner. All decisions, however, relating to the acquisition, disposition, improvement, financing or refinancing of GCLP's assets are made jointly by GCLP's managing general partner and the Partnership's Managing General Partner. BCM performs certain administrative functions for the Partnership, such as accounting services, mortgage servicing and portfolio review and analysis, on a cost reimbursement basis. BCM also performs loan placement services, leasing services and real estate brokerage and acquisition services, has performed property management services with respect to certain of the Partnership's properties, and may perform other services for the Partnership for fees and commissions. BCM is beneficially owned by a trust for the benefit of the children of Gene E. Phillips. Messrs. Phillips and Friedman served as directors of BCM until December 22, 1989 and Mr. Phillips served as Chief Executive Officer of BCM until September 1, 1992 and Mr. Friedman served as President of BCM until May 1, 1993.

GCMI performs administrative services for GCLP, similar to those performed by BCM for the Partnership, also on a cost reimbursement basis. The common stock of GCI and GCMI is owned by John A. Doyle (20%), Richard A. Green (40%) and Henry W. Simon (40%).

Since February 1, 1990, affiliates of the Managing General Partner have provided property management services for the Partnership's properties. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides such property management services for the Partnership's properties. See "Management and Operations," below. Effective November 25, 1992, Carmel Ltd. ceased providing property management services to the apartment complexes transferred to GCLP.

Business Plan

The Partnership's primary business and only industry segment is owning and operating a portfolio of real estate. Information regarding the Partnership's real estate portfolio is set forth in ITEM 2. "PROPERTIES - Real Estate" and
Schedule XI to the Consolidated Financial Statements, included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." In addition, the Partnership owns interests in mortgage loans arising from the sale of Partnership properties and mortgage note participations which are secured by various apartment complexes and commercial properties, as set forth in ITEM 2. "PROPERTIES - Mortgage Loans" and Schedule XII to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." As of March 11, 1994, the Partnership also owned 48,931 shares of common stock of ART, approximately 1.7% of the ART shares then outstanding. Messrs. Phillips and Friedman served as directors and executive officers of ART until November 16, 1992 and December 31, 1992, respectively, ART owns a 76.8% limited partner interest in SAMLP, the Partnership's General Partner. As of March 11, 1994, ART owned approximately 44% of National Realty's outstanding units of limited partner interest, as set forth in ITEM 12. "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

The objectives of the Partnership are to increase asset values and, to a lesser extent, to generate cash available for distribution to unitholders through aggressive management of the Partnership's real estate portfolio. The Partnership's primary emphasis, however, is on capital appreciation rather than current income. As discussed in ITEM 5. "MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNER INTEREST AND RELATED SECURITY HOLDER MATTERS," National Realty suspended cash distributions as of December 29, 1989. Pursuant to a plan (the "Settlement Plan") established under the terms of the May 1990 settlement of the Moorman class action litigation (the "Settlement Agreement"), the Partnership has agreed to distribute to unitholders, during the five-year term of the Settlement Plan, all of the Partner-ship's operating cash flow in excess of anticipated renovation costs, unless the Partnership's Oversight Committee approves alternative uses for such operating cash flow. No excess operating cash flow was available for distributions in 1991 or 1992. On October 7, 1993, the Partnership announced a resumption of regular distributions at the initial rate of $0.20 per unit and on December 10, 1993 paid a distribution totaling $388,000. The Partnership has announced a first quarter distribution of $0.20 per unit payable on March 30, 1994, to the unitholders of record on March 18, 1994.

The Settlement Agreement also provides that, if certain annually increasing targets relating to the price of National Realty's units of limited partner interest and distributions (hereafter the "Target") are not met, the Oversight Committee may request the Partnership to use its best efforts to sell a portion of its assets and to distribute resulting net proceeds to unitholders.

In May 1991, the first of the annual Targets was not met. The second annual Target was not achieved in May 1992. Since the Target was not met for two successive years, the Settlement Plan requires that the General Partner resign effective upon the election and qualification of its successor and requires the Partnership to purchase the General Partner's interest for its fair value. The Settlement Plan will terminate upon the election and qualification of the successor general partner. See ITEM 3. "LEGAL PROCEEDINGS - Moorman Settlement."

At the discretion of the General Partner, the Partnership may, from time to time, sell properties or other assets, make improvements to properties, make additional investments or obtain additional or initial financing for its properties. As more fully discussed in ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources," cash flow from operations should be sufficient to meet the Partnership's various cash needs only if the Partnership is successful in its attempts to refinance or extend mortgage debt as it becomes due during 1994. If the Partnership's efforts to refinance or extend such mortgage debt are not successful, which the Managing General Partner believes is unlikely, accelerated dispositions of Partnership properties or other assets would be required.

The establishment, implementation and modification of the business objectives and policies of the Partnership are the responsibility of the General Partner, and, in general, the limited partners have no voting rights with respect to such matters. With respect to the GCLP properties, such business objectives and policies are the responsibility of GCMI. The Partnership's primary business purpose is the ownership of improved, income-producing real estate, but the Partnership may also conduct any business that may lawfully be conducted under the Delaware Revised Uniform Limited Partnership Act. As long as the Settlement Plan is in effect, Oversight Committee approval would be required for the Partnership to enter into any new line of business. See "Management and Operations" below.

Management and Operations

Since February 1, 1990, affiliates of the Managing General Partner have provided property management services to the Partnership. Currently, Carmel, Ltd. provides such property management services. In many cases, Carmel, Ltd. subcontracts with other entities for the property-level management services to the Partnership. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) Syntek West, Inc. ("SWI") of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of nine of the Partnership's commercial properties to Carmel Realty, Inc., which is owned by SWI. Effective November 25, 1992, Carmel, Ltd. ceased providing property management services for the apartment complexes transferred to GCLP.

BCM performs administrative functions such as accounting services, mortgage servicing and portfolio review and analysis for the Partnership on a cost reimbursement basis. Affiliates of BCM also perform loan placement services, leasing services and real estate brokerage, and other services, for the Partnership for fees and commissions. GCMI performs similar administrative functions for GCLP, also on a cost reimbursement basis.

Pending Withdrawal of General Partner

As described in ITEM 3. "LEGAL PROCEEDINGS - Moorman Settlement," the Settlement Plan provides that, if certain aggressive, annually increasing Targets relating to the price of National Realty's units of limited partner interest and distributions to unitholders are not met for two successive years of the Settlement Plan or the fifth and final year of the Settlement Plan, the General Partner is required to resign and the Partnership is required to repurchase the General Partner's interest for its fair value.

The withdrawal of the General Partner would require the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Settlement Agreement. The Settlement Agreement provides that any payment for such Redeemable General Partner Interest, fees and other compensation during the pendency of the Settlement Plan may, at the Oversight Committee's option, be made over three years pursuant to a secured promissory note bearing interest at a financial institution's prime rate. The Managing General Partner has calculated the Redeemable General Partner Interest at December 31, 1993 to be $25.8 million and believes that there has been no material change in such value since such date. However, the calculation of such Redeemable General Partner Interest at any particular time depends primarily upon the appraised value of the Partnership's properties at such time. The Partnership would be entitled to offset against any such payment the then-outstanding principal balance ($4.2 million at December 31, 1993) plus accrued unpaid interest ($3.5 million at December 31, 1993) on the note receivable from SAMLP described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Indebtedness of Management."

The Oversight Committee has informed the Partnership that it intends to calculate the amount of such Redeemable General Partner Interest in a materially different manner than has the Managing General Partner which would result in a much lower value of approximately $20.0 million. Upon the withdrawal of SAMLP as general partner, the value of the Redeemable General Partner Interest would depend on the value of the Partnership's assets at the time of calculation and there can be no assurance that the value of the Redeemable General Partner Interest payable on any such withdrawal will not be substantially higher or lower than any current calculation. If at the time of such withdrawal, SAMLP and the Oversight Committee are unable to agree on the value of the Redeemable General Partner Interest, it is expected that such disagreement would be resolved by means of a petition to the Judge appointed pursuant to the Settlement Agreement to supervise its implementation.

If Targets are not met for any two successive years of the Settlement Plan or for the final year of the Settlement Plan, SAMLP must withdraw as General Partner effective at the time a successor general partner is selected. The Settlement Plan terminates upon the withdrawal of SAMLP as General Partner and the due election and taking office of a successor. Withdrawal of SAMLP as General Partner pursuant to the Settlement Agreement would be subject to the provisions of the Partnership Agreement, including the right of unitholders to elect a successor general partner by majority vote. Upon the withdrawal or removal of the General Partner without the election of a successor, the Partnership would be dissolved.

The Target price for the first anniversary date, May 9, 1991, was $44.00 per unit. The Partnership did not achieve this Target. The second anniversary date was May 9, 1992, and the second annual Target was $57.00 per unit. The Partnership did not achieve this Target and, accordingly, the General Partner expects to resign effective upon the election and qualification of its successor. SAMLP and the Oversight Committee are proceeding with the selection of a nominee for successor general partner.

Separation of Messrs. Phillips and Friedman and the Partnership from Southmark

Until January 1989, Mr. Phillips, a general partner of SAMLP, and Mr. Friedman, a general partner of SAMLP until March 4, 1994, were officers and directors of Southmark and certain of Southmark's subsidiaries and affiliates, including Southmark Asset Management, Inc., then the managing general partner of SAMLP and a wholly-owned subsidiary of Southmark. Mr. Phillips served as Chairman of the Board and a director (since 1980) and President and Chief Executive Officer (since 1981) of

Separation of Messrs. Phillips and Friedman and the Partnership from Southmark (Continued)

Southmark, and as a director and Chairman of the Board of Southmark Asset Management, Inc. Mr. Friedman served as Vice Chairman of the Board (since
1982), Secretary (since 1984) and a director (since 1980) of Southmark, and as a director, President and Chief Executive Officer of Southmark Asset Management, Inc.

As a result of a deadlock on Southmark's Board of Directors, Messrs. Phillips and Friedman entered into certain agreements with Southmark in January 1989 (the "January Agreements") and resigned their positions with Southmark and various of Southmark's subsidiaries and affiliates, including Southmark Asset Management, Inc. Southmark Asset Management, Inc. exchanged its general partner interest in SAMLP for a limited partner interest representing an equivalent 96% beneficial interest.

Following continual disputes, effective June 30, 1989, Messrs. Phillips and Friedman entered into additional agreements with Southmark and its affiliates (collectively, the "June Agreements") under which, among other things, Southmark Asset Management, Inc. transferred its limited partner interest in SAMLP to ART. On February 25, 1992, as part of the settlement of litigation described in ITEM 3. "LEGAL PROCEEDINGS - Southmark Litigation", ART transferred to Southmark a 19.2% limited partner interest in SAMLP. ART has a three year option which expires December 27, 1994, to reacquire such limited partner interest from Southmark for $2.4 million less any distributions received.

As an additional component of the January Agreements, National Realty and Southmark agreed to change the maturity date of the $50 million revolving line of credit from Southmark (the "Southmark LOC"). Under the June Agreements, National Realty paid to Southmark $7.5 million in cash as partial payment of the then-outstanding balance of the Southmark LOC. Additionally, National Realty and Southmark agreed to submit their respective claims with respect to reconciliation of the balance out-standing to an arbitrator for final settlement by binding arbitration.

In December 1991, Messrs. Phillips and Friedman and the Partnership entered into a settlement with Southmark and its affiliates which concluded all disputes among the parties. See ITEM 3. "LEGAL PROCEEDINGS - Southmark Litigation."

Competition

The real estate business is highly competitive and the Partnership competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- - Certain Business Relationships,") some of which may have greater financial resources than the Partnership. The Partnership believes that success against such competition is dependent upon the geographic location of the property, the performance of property managers in areas such as marketing, collection, and the ability to control operating expenses, the amount of new construction in the area, and the maintenance and appearance of the property. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartment properties, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants. The Partnership believes that general economic circumstances and trends and the rate at which new properties are developed in the vicinity of each of the Partnership's properties are also competitive factors.

As discussed in "Business Plan" above, the Partnership does not anticipate making material property acquisitions at the present time. However, to the extent that the Partnership seeks to sell certain of its properties, the sales price for such properties may be affected by competition from governmental and financial institutions, whose assets are located in areas in which the Partnership's properties are located, and are seeking to liquidate foreclosed properties.

As described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Business Relationships," Oscar W. Cashwell, the President and a director of SAMI, the Managing General Partner of SAMLP, and the President of BCM, is also the President or director of certain other entities, each of which has business objectives similar to the Partnership's. Mr. Cashwell owes fiduciary duties to such other entities and the Partnership under applicable law.

In addition, the Partnership also competes with other entities which are affiliates of BCM or for which BCM acts as advisor, and which may have investment objectives similar to the Partnership's and that may compete with the Partnership in purchasing, selling, leasing and financing real estate and real estate related investments. In resolving any potential conflicts of interest which may arise, BCM has informed the Partnership that it intends to continue to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

Special Considerations Relating to Investments in Real Estate

The Partnership is subject to all of the risks incident to the ownership of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, changes in general or local economic conditions, changes in interest rates and the availability of permanent mortgage financing which may render the sale or refinancing of a property difficult or unattractive and which may make debt service burdensome, changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes and other acts of God and other factors beyond the control of the Partnership. The illiquidity of real estate investments generally impairs the ability of the Partnership to respond promptly to changing circumstances. The Partnership believes

Special Considerations Relating to Investments in Real Estate
(Continued)

that such risks are partially mitigated by the diversification by geographic region and property type of the Partnership's real estate portfolio. The Partnership's limited liquidity is discussed in ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

ITEM 2.   PROPERTIES

The Partnership's principal offices are located at 10670 North Central Expressway, Suite 300, Dallas, Texas 75231. The Partnership believes that its offices are adequate for its present operations.

Details of the Partnership's real estate and mortgage notes receivable portfolios at December 31, 1993, are set forth in Schedules XI and XII, respectively, to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning the Partnership's real estate and mortgage notes receivable portfolios.

The Partnership's real estate consists of properties purchased and properties obtained through foreclosure of mortgage notes. The discussion set forth below under the heading "Real Estate" provides certain summary information concerning the Partnership's real estate. The Partnership holds investments in 70 apartment complexes, 7 office buildings and 9 shopping centers in all geographic regions of the continental United States, except for the Northeast region, as shown more specifically in the table under "Real Estate" below. The Partnership holds mortgage notes receivable secured by real estate in the Pacific, Midwest and Mountain regions of the continental United States, as shown more specifically in the table under "Mortgage Loans" below.

At December 31, 1993, no single asset of the Partnership accounted for 10% or more of its total assets. At December 31, 1993, 85% of the Partnership's assets consisted of real estate and 4% consisted of mortgage notes and interest receivable. The remaining 11% of the Partnership's assets at December 31, 1993 consisted of cash, cash equivalents and other assets. It should be noted, however, that the percentage of the Partnership's assets invested in any one category is subject to change and that no assurance can be given that the composition of the Partnership's assets in the future will approximate the percentages listed above.




                     (THIS SPACE INTENTIONALLY LEFT BLANK.)

Geographic Regions

The Partnership has divided the continental United States into the following six geographic regions.

    Northeast region comprised of the states of Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont, and the District of Columbia.

    Southeast region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia.

    Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas.

    Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West Virginia and Wisconsin.

    Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah and Wyoming.

    Pacific region comprised of the states of California, Oregon and Washington.

Real Estate

At December 31, 1993, the Partnership owned 86 properties located in 22 states. These properties consisted of 70 apartment complexes comprising 17,762 units with a total Revaluation Equity (as defined in ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Current Value Reporting") of $212.2 million, 7 office buildings with an aggregate of 495,594 square feet with a total Revaluation Equity of $14.4 million and 9 shopping centers with an aggregate of 1.1 million square feet with a total Revaluation Equity of $31.8 million.

All but five of the Partnership's properties are currently encumbered by mortgage debt. Generally, the ability to make debt service payments under a mortgage loan will be dependent upon the performance of the property, which is subject to the risks associated with real estate investments, many of which are beyond the control of the Partnership. In the event of default under one of these mortgages, with the exception of GCLP mortgage debt discussed below, the property securing such mortgage would be subject to foreclosure. Most of the Partnership's borrowings are subject to substantial "balloon" payments at maturity.

The apartment complexes and the wraparound note receivable transferred to GCLP were refinanced under a ten-year blanket mortgage loan, evidenced by a single mortgage with an original principal balance of $223 million. A portion of the blanket mortgage debt was assigned to each apartment complex and the wraparound note receivable, and each is cross-defaulted and cross-collateralized. In the event of default, the servicer is entitled to accelerate all or any portion of the principal amount of the loan and to exercise its remedies against any or all of the mortgaged properties and the wraparound note receivable. However, with respect to mortgaged properties located in certain states that impose a mortgage recording tax, the recovery on the related mortgage would be limited to 125% of the allocated loan amount.

Additional detailed information with respect to individual Partnership properties and associated debt is set forth in Schedule XI to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

The following table sets forth the percentages, by type and geographic region of the Partnership's real estate at December 31, 1993.


                                         Apartment          Commercial
      Region                             Properties         Properties
     ---------                           ----------         ----------
     Southeast....................            27%                38%
     Southwest....................            32                 31
     Midwest......................            34                  6
     Mountain.....................             3                  6
     Pacific......................             4                 19
                                           -----             ------
                                             100%               100%


The foregoing table is based solely on the number of apartment units and amount of commercial square footage owned by the Partnership and does not reflect the value of the Partnership's investment in each geographic region. See Schedule XI to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a more detailed description of the Partnership's real estate.

A summary of activity in the Partnership's real estate portfolio during 1993 is as follows:

    Properties in real estate portfolio at January 1, 1993........   84
    Property acquired through purchase of general partner interest    1
    Property acquired through foreclosure.........................    1
                                                                     --
    Properties in real estate portfolio at December 31, 1993......   86

The following table sets forth information at December 31, 1993, regarding the Partnership's properties, grouped by region and type of property, including number of properties, aggregate amount of leasable square footage in the case of commercial properties, number of units and square footage in the case of apartments, approximate weighted average occupancy, and Revaluation Equity (dollars in thousands):


     Region/                                      Units/                           Revaluation
  Property Type                Number         Square Footage         Occupancy       Equity
- -------------------            ------         --------------         ----------    ------------
Southeast
 Apartments........             19                4,734 Units/        92%           $   61,963
                                                5.0 Million Sq.Ft.
 Office Building...              1               41,840 Sq.Ft.        92%                1,643
 Shopping Centers..              5              475,288 Sq.Ft.        83%               14,779

Southwest
 Apartments........             22                5,801 Units/        93%               63,170
                                                4.5 Million Sq.Ft.
 Office Buildings..              4              307,172 Sq.Ft.        51%                3,283
 Shopping Center...              1              250,068 Sq.Ft.        80%                5,235

Mountain
 Apartments........              2                  729 Units/        97%               12,126
                                                504,623 Sq.Ft.
 Shopping Center...              1               45,863 Sq.Ft.        91%                3,088

Pacific
 Apartments........              3                  433 Units/        90%                5,788
                                                285,955 Sq.Ft.
 Office Buildings..              2              146,582 Sq.Ft.        91%                9,438
 Shopping Center...              1               52,169 Sq.Ft.        54%                3,398

Midwest
 Apartments........             24                6,065 Units/        93%               69,211
                                                5.4 Million Sq.Ft.
 Shopping Center...              1              304,575 Sq.Ft.        93%                5,290
                                                                                    ----------
                                                                                    $  258,412
                                                                                    ==========

Occupancy presented above is based on physical occupancy, without reference to whether leases in effect are at, below or above market rates.

Revaluation Equity does not include any adjustments for the Redeemable General Partner Interest as discussed in ITEM 3. "LEGAL PROCEEDINGS - Moorman Settlement."

The Partnership owns a fee interest in each property except for the Katella and Westwood shopping centers located in Orange, California and Tallahassee, Florida, respectively, in each of which the Partnership owns a long-term leasehold interest. Such leasehold interests permit some potential for capital appreciation and marketability.

The following discussion briefly describes the events that affected the Partnership's properties during 1993 and the first quarter of 1994.

The Partnership has a 75% general partnership interest in Southern Palms Associates, which owns Southern Palms Shopping Center. On August 28, 1992, Southern Palms Associates filed a voluntary petition in bankruptcy seeking to restructure the $9.3 million nonrecourse mortgage secured by the shopping center. On October 26, 1993, the bankruptcy court approved the plan of reorganization and disclosure statement subject to certain conditions, involving the 25% general partner of Southern Palms Associates, to be rectified by the Partnership prior to the confirmation hearing tentatively scheduled for the second quarter of 1994. The approved plan provides for the lender to extend the maturity date of the mortgage debt by five years, and required the Partnership to pay all past due real estate taxes on the property of $1.0 million in December 1993. If the plan of reorganization is not confirmed, and the shopping center is foreclosed, the Partnership will record a loss on foreclosure of $5.9 million equal to the amount by which the carrying value of the property exceeds the mortgage debt.

In June 1993, a wholly-owned subsidiary of the Partnership acquired the 2.5% general partner interest in Club Mar Realty Group, Ltd. for $17,500. The Partnership also holds a senior preferred limited partnership interest and receives 100% of the property's cash flow after debt service and is responsible for funding any cash deficiencies. Club Mar Realty Group, Ltd. is a Florida limited partnership which owns the Club Mar Apartments in Sarasota, Florida. The Partnership recorded the purchase of the general partner interest and the acquisition of the apartments at their fair market value of $6.2 million and the assumption of $6.1 million in first lien mortgage debt. The mortgage debt bears interest at 8.25% per annum, matures July 2023 and requires monthly principal and interest payments of $45,941.

Also in June 1993, a wraparound mortgage note receivable with an original principal balance of $5.8 million secured by the Whispering Pines Apartments in Canoga Park, California became nonperforming and, accordingly, the Partnership ceased accruing interest income. Negotiations with the borrower to restructure the mortgage note receivable were unsuccessful and, on February 4, 1994, the Partnership, obtained the collateral securing the note through foreclosure.
The Partnership recorded the property as an insubstance foreclosure at

December 31, 1993. No loss was recorded in 1993 in connection with the insubstance foreclosure as the fair value of the collateral property (minus estimated costs of sale) exceeded the carrying value, net of deferred gain, of the mortgage note receivable.

In August 1993, the Partnership refinanced the Regency Pointe Shopping Center in Jacksonville, Florida receiving net cash of $788,000 after the payment of the then existing mortgage debt of $1.6 million, associated closing costs and funding of required repair and maintenance escrows. The new $3.0 million mortgage bears interest at 7.5% per annum for the first year and is adjusted thereafter based on the average yield of United States Treasury Securities with a floor of 7.5% per annum, matures September 2005 and requires monthly principal and interest payments. The Partnership has guaranteed 50% of the mortgage. The Partnership, in accordance with the Partnership Agreement, paid BCM a 1% loan arrangement fee of $30,000 in connection with such refinancing.

In September 1993, the $2.3 million second lien mortgage secured by the Marina Playa Office Building in Santa Clara, California was extended nine months from its original maturity of October 19, 1993 to July 20, 1994. All other loan terms remain unchanged.

In March 1994, the Partnership completed the refinancing of the Cross County Mall in Mattoon, Illinois. The Partnership received no net cash from its first draw on the loan of $4.7 million with loan proceeds of $3.8 million being used to payoff the existing first mortgage, $475,000 being used to payoff the second mortgage and with the remainder of the proceeds being used to fund required real estate tax escrows and to pay various closing costs associated with the financing. Both mortgages were scheduled to mature in 1994. The Partnership has access to the remaining $2.8 million available under the loan as it completes certain capital and tenant improvements to the mall. The new first mortgage bears interest at prime plus 1.75% per annum and requires monthly payments of principal and interest. Principal and accrued but unpaid interest are due at maturity on March 1, 1997 which may be extended to March 1, 2002. The mortgage debt is recourse to the Partnership. The Partnership, in accordance with the Partnership Agreement, paid BCM a 1% loan arrangement fee of $75,000 in connection with such refinancing.

Mortgage Loans

In addition to real estate, a portion of the Partnership's assets consist of mortgage notes receivable, principally those originating from the sale of Partnership properties and secured by income-producing properties. The Partnership's mortgage notes consist of first and wraparound mortgage loans and participations in first and junior mortgage loans.

First Mortgage Loans. These loans generally provide for level periodic payments of principal and interest sufficient to substantially repay the loan prior to maturity, but may involve interest-only payments or moderate amortization of principal and a "balloon" principal payment at maturity. With respect to first mortgage loans, it is the Partnership's general policy to require that the borrower provide a mortgagee's title policy or an acceptable legal opinion of title as to the validity and the priority of the mortgage lien over all other obligations, except liens arising from unpaid property taxes and other exceptions normally allowed by first mortgage lenders in the relevant area.

Wraparound Mortgage Loans. A wraparound mortgage loan, sometimes called an all-inclusive loan, is a mortgage loan having an original principal amount equal to the outstanding balance under the prior existing mortgage loan(s) plus
the amount actually advanced under the wraparound mortgage loan.   Wraparound
mortgage loans may provide for full, partial or no amortization of principal.

At December 31, 1993, the Partnership's mortgage notes and participations in mortgage notes had an aggregate face amount of $29.5 million and an aggregate net carrying value of $11.5 million, net of deferred gains ($16.2 million), discounts ($93,000) and allowance for estimated losses ($1.9 million).

The following table sets forth the percentage (based on the outstanding mortgage note balance at December 31, 1993), by property type and geographic region, of the properties that serve as collateral for the five mortgage notes receivable, excluding participations, in the Partnership's mortgage notes receivable portfolio at December 31, 1993. See Schedule XII to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for further details of the Partnership's mortgage notes receivable portfolio.

                                            Commercial
Region                    Apartments        Properties        Total
- ------                    ----------        ----------        -----
Mountain..............         -%               15%             15%
Pacific...............        56                 -              56
Midwest...............         -                29              29
                             ---               ---             ---
                              56%               44%            100%

In 1991, the Partnership and an insurance company entered into an Asset Sales Agreement to sell participations in certain of the Partnership's mortgage notes receivable in exchange for participations in other mortgage notes or assets and cash. The Partnership entered into the Asset Sales Agreement in an effort to develop a potential source for future financing and to generate cash from otherwise illiquid assets. The governing documents include put and guaranty provisions. The Partnership sold participations and assigned certain mortgage notes receivable totaling $4.7 million and in exchange received participations and assignments in other notes receivable, a limited partnership interest and $1.0 million in cash.

In March 1992, the insurance company was placed in receivership. In June 1992, the Partnership provided notice to the insurance company, under the terms of the put and guaranty provisions, of its desire to divest itself of all the assets received. The Receiver has refused to allow the enforcement of the terms of the Asset Sales Agreement. In September 1992, the Court approved the Receivers' Petition for an Order of Liquidation for the insurance company. The Partnership determined, in 1992, that the fair value of the underlying collateral securing one of the participations received was not sufficient to satisfy the Partnership's participation interest and accordingly, the Partnership recorded a $1.6 million provision for loss to provide for such deficiency.

In May 1993, the Partnership foreclosed on an assigned first mortgage note secured by land in Denver, Colorado. In October 1993, the land was sold for $225,000 in cash. The Partnership incurred no loss as a result of the foreclosure or sale other than amounts previously provided. If the Partnership forecloses on the collateral securing the participations and the remaining assets acquired, no additional losses are anticipated as the estimated fair values of the underlying collateral approximates their adjusted carrying values. The Partnership is continuing to evaluate its options with regard to these assets and is also in settlement negotiations with the Receiver.

Investment in Marketable Equity Securities of ART

At December 31, 1993, the Partnership owned 48,931 shares of common stock of ART, a real estate investment company, representing approximately 2% of ART's outstanding shares. Mr. Phillips is a general partner and Mr. Friedman was a general partner of SAMLP, the General Partner of the Partnership. Messrs. Phillips and Friedman served as executive officers and directors of ART until November 16, 1992, and December 31, 1992, respectively. Mr. Cashwell, the President and a director of SAMI, the Managing General Partner of SAMLP, is a director of ART. See ITEM 12. "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." At December 31, 1993, the market value of the ART common stock owned by the Partnership was $593,000. ART owns a 76.8% limited partner interest in SAMLP. In addition, as of March 11, 1994 ART owned 942,813 of National Realty's units of limited partner interest, approximately 44% of the units then outstanding.

ITEM 3.   LEGAL PROCEEDINGS

Moorman Settlement

The Partnership is party to a Settlement Agreement, dated as of May 9, 1990, between plaintiffs Joseph B. Moorman, et al. and defendants Robert A. McNeil, National Realty, the Operating Partnership, SAMLP, Gene E. Phillips and William
S. Friedman, and Shearson Lehman Hutton Inc., successor-in-interest to defendant E.F. Hutton & Company Inc., relating to the action entitled Moorman, et al. v. Southmark Corporation, et al. Such action was filed on September 2, 1987, in the Superior Court of the State of California, County of San Mateo. On May 9, 1990, the Partnership agreed to settle such action pursuant to the terms of a written agreement (the "Moorman Settlement Agreement"). On June 29, 1990, after a hearing as to its fairness, reasonableness and adequacy, the Moorman Settlement Agreement was granted final court approval.

By agreeing to settle the Moorman action, the Partnership, SAMLP, the General Partner of the Partnership, and Messrs. Phillips and Friedman, general partners of SAMLP at the time of the settlement, did not and do not admit any liability whatsoever.

The terms of the Moorman Settlement Agreement are complex and the following summary is qualified in its entirety by reference to the text thereof, which was previously included as an exhibit to the Partnership's Form 10-Q for the quarter ended March 31, 1990. The Moorman Settlement Agreement provides for a Settlement Plan (the "Moorman Settlement Plan") that if certain aggressive, annually increasing targets (the "Targets") relating to unit price are not met, may result in, among other things, withdrawal of the General Partner and the resulting required purchase of the General Partner's interest in the Partnership (the "Redeemable General Partner Interest"), required distributions to unitholders, and the Partnership's being required to use its best efforts to sell a portion of its assets and to distribute any resulting net proceeds to unitholders. The effects of some or all of these provisions could adversely affect the Partnership's liquidity.

The Target for the first anniversary date of May 9, 1991 was $44.00 per unit. The average market price per unit for the averaging period was $13.30 and therefore, the first Target was not met. The Target for the second anniversary date of May 9, 1992 was $57.00 per unit. The average market price per unit for the averaging period was $20.93 and therefore, the second Target was not met. Since the Target was not met for two successive years, the Moorman Settlement Agreement requires that SAMLP resign as General Partner, effective upon the election and qualification of its successor. On July 8, 1992, SAMLP notified the Oversight Committee of the failure to meet the Target for two successive years.

Upon, among other things, the withdrawal of SAMLP as General Partner and the due election and taking office of a successor, the Moorman Settlement Plan will terminate. Withdrawal of SAMLP as General Partner pursuant to the Moorman Settlement Agreement requires unitholders to elect a successor general partner by majority vote. Upon the withdrawal or removal of the General Partner without the selection of a successor, the Partnership would be dissolved.

The Moorman Settlement Agreement provides that between the date of the certification causing the General Partner's resignation and the date a successor general partner takes office, the resigning General Partner shall limit its activities, as General Partner, to the conduct of the business of the Partnership in the ordinary course, shall not, without consent of the Oversight Committee, purchase or sell any real estate or other assets of the Partnership not in progress on said date, shall cooperate in the election of a successor general partner and shall cooperate with its successor to facilitate a change in the office of General Partner of the Partnership.
The resigning General Partner will continue to receive fees, expenses and distributions, if any, while the solicitation is prepared.

The withdrawal of the General Partner will require the Partnership to acquire the Redeemable General Partner Interest at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. Under the Moorman Settlement Agreement, payment for such Redeemable General Partner Interest, fees and other compensation may, at the Oversight Committee's option, be paid over a three-year period pursuant to a secured promissory note bearing interest at the prime rate and containing commercially reasonable terms and collateral. Under the Moorman Settlement Plan, the purchase price for SAMLP's Redeemable General Partner Interest will be calculated, as of the time it withdraws as General Partner under the Partnership's governing documents. The Managing General Partner has calculated the fair value of the Redeemable General Partner Interest at December 31, 1993 to be $25.8 million, and believes there has been no material change in such value since such date. The Partnership would be entitled to offset against any such payment the then outstanding principal balance ($4.2 million at December 31, 1993) plus all accrued but unpaid interest ($3.5 million at December 31, 1993) on the note receivable from SAMLP for its capital contribution to the Partnership. In the accompanying Consolidated Financial Statements, the Redeemable General Partner Interest is shown as a reduction of Partners' Equity. The note receivable from the General Partner has been offset against the Redeemable General Partner Interest. The Oversight Committee has informed the Partnership that it calculated the amount of such Redeemable General Partner Interest at December 31, 1993, before the note receivable and unpaid interest offset described above, to be approximately $20.0 million. When SAMLP withdraws as General Partner of the Partnership, the value of the Redeemable General Partner Interest would depend on the fair value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

In October 1993, SAMLP and the Oversight Committee reached an agreement in principle, evidenced by a detailed Term Sheet, to nominate a candidate for successor General Partner and to resolve all related matters under the Moorman Settlement Agreement. The following summary is qualified in its entirety by reference to the text of the Term Sheet filed as an exhibit to the Partnership's Current Report on Form 8-K dated October 6, 1993. The Term Sheet provides that the nominee for successor General Partner will be a newly formed corporation which will be a wholly-owned subsidiary of SAMLP. The Term Sheet also sets forth an agreement in principle to effect a restructuring of National Realty and the spinoff by National Realty to its unitholders of shares of a newly formed subsidiary which would qualify as a Real Estate Investment Trust ("REIT") for federal tax purposes and would be the beneficial owner of 75% of NOLP's partnership interest in GCLP. The Term Sheet also contains proposed amendments to the Partnership Agreement. Pursuant to the Term Sheet, the Partnership will be relieved of any obligation to acquire the Redeemable General Partner Interest or to pay any other fees or compensation to SAMLP upon SAMLP's withdrawal as General Partner.

The parties are preparing the agreements and other documents contemplated by the Term Sheet. Upon execution of an agreement embodying the provisions of the Term Sheet, the Oversight Committee and SAMLP will petition the Supervising Judge for his approval of the agreement. The proposed restructuring of National Realty and the formation and spinoff of the REIT, the election of the new general partner and the proposed amendments to the Partnership Agreement require unitholder approval before becoming effective.

Southmark Litigation

In December 1991, the Partnership and several other parties entered into a comprehensive settlement of litigation with Southmark Corporation ("Southmark") which settled all actions between Southmark and its affiliates and the Partnership.

In connection with the settlement, the Partnership is obligated to pay Southmark the net amount which it had recorded as due to Southmark ($1.8 million), on the date the settlement was entered into. To date, the Partnership has made payments totaling $1.5 million. The balance of $265,000 is to be paid by the Partnership on June 27, 1994. To secure its settlement payment obligation to Southmark, in February 1992, the Partnership issued 300,000 new units of limited partner interest to ATN Equity Partnership ("ATN") which pledged such units to Southmark along with securities of ART and Transcontinental Realty Investors, Inc. ("TCI"). As of December 31, 1993, all collateral units had been released from the pledge and returned to the Partnership by ATN and canceled.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.




                     (THIS SPACE INTENTIONALLY LEFT BLANK.)

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNER INTEREST AND RELATED SECURITY HOLDER MATTERS

National Realty's units of limited partner interest are traded on the American Stock Exchange ("AMEX") using the symbol "NLP." National Realty does not meet certain of the criteria of the AMEX for continued listing and may continue to fail to meet such criteria. Although National Realty does not anticipate that the AMEX will seek to delist its units, there can be no assurance that the AMEX will not seek to do so.

The following table sets forth high and low sale prices of National Realty's units of limited partner interest as reported by the AMEX:

  QUARTER ENDED                                    HIGH               LOW
- ------------------                             ------------       ------------
March 31, 1994...........................      $   28 1/4         $   25
  (through March 11, 1994)

March 31, 1993...........................          22 7/8             18 1/2
June 30, 1993............................          25 1/4             19 7/8
September 30, 1993.......................          23                 19 1/4
December 31, 1993........................          30 3/4             22 3/4

March 31, 1992...........................          27 1/2             11 3/4
June 30, 1992............................          24 1/4             17 1/2
September 30, 1992.......................          20 5/8             18 5/8
December 31, 1992........................          20 1/4             18 3/8

As of March 11, 1994, the closing price of National Realty's units of limited partner interest on the AMEX was $27.75 per unit.

As of March 11, 1994, National Realty's units of limited partner interest were held by 9,509 holders of record.

Pursuant to the Moorman Settlement Agreement, on February 14, 1992, the Partnership issued 2,692,773 warrants (the "Warrants") to purchase an aggregate of 673,193 of its units of limited partner interest subject to adjustment.
Each Warrant initially entitled the holder thereof to purchase one quarter of one unit at the exercise price ($11.00 per Warrant). The initial exercise price was equal to $44.00 per unit and increased to $48.00 per unit on February 14, 1993, subject to adjustment. The Warrants may be exercised for five years from the February 14, 1992 date of issuance, or until earlier redemption. See
ITEM 3. "LEGAL PROCEEDINGS - Moorman Settlement."

Prior to 1989, the Partnership's policy was to distribute operating cash flow in excess of necessary reserves for property improvements and repairs. However, due to liquidity problems, on December 29, 1989 the Partnership announced a suspension of cash distributions. Pursuant to the terms of the Moorman Settlement Agreement, the Partnership has agreed to distribute to unitholders all of the Partnership's operating cash flow in excess of certain renovation costs, unless the Oversight

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNER INTEREST AND RELATED SECURITY HOLDER MATTERS (Continued)

Committee approves alternative uses for such operating cash flow. On October 7, 1993, the Partnership announced a resumption of distributions at the initial rate of $0.20 per unit, and on December 10, 1993 paid a total of $388,000 to unitholders. On March 4, 1994, the Partnership announced a first quarter 1994 distribution of $0.20 per unit payable March 30, 1994. However, no assurance can be given that the Partnership will be able to continue making such distributions. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

ITEM 6.   SELECTED FINANCIAL DATA

                                                      For the Years Ended December 31,
                             ----------------------------------------------------------------------
                                1993            1992           1991          1990          1989
                             ----------      ----------     ----------    ----------     ----------
                                            (dollars in thousands, except per unit)
EARNINGS DATA
Income..................     $    103,044    $   102,070    $   97,314    $    98,233    $    96,554
Expenses
 Interest...............           34,699         35,982        38,686         41,791         41,491
 Property operations
   expense..............           65,972         64,570        64,576         63,562         63,296
 Depreciation and
   amortization.........           10,168         10,503        11,299         13,054         15,561
 Provision for losses...              -            1,972         5,026            -            7,737
                             ------------    -----------    ----------    -----------    -----------
   Total expenses.......          110,839        113,027       119,587        118,407        128,085
                             ------------    -----------    ----------    -----------    -----------

(Loss) from operations             (7,795)       (10,957)      (22,273)       (20,174)       (31,531)
Gain on sale of real
 estate.................              -              375           371         20,561          6,047
(Loss) on sale of
 investments to
 affiliate, net.........              -              -             -              -           (1,491)
(Loss) on foreclosure...              -              -         (13,439)        (1,229)            -
Litigation
 settlements............              -            1,030          (721)           -           (5,489)
                             ------------    -----------    ----------    -----------    -----------
(Loss) before
 extraordinary gain.....           (7,795)        (9,552)      (36,062)          (842)       (32,464)
Extraordinary gain......            9,046          6,385        17,867          1,549            -
                             ------------    -----------    ----------    -----------    -----------
Net income (loss).......     $      1,251    $    (3,167)   $  (18,195)   $       707    $   (32,464)
                             ============    ===========    ==========    ===========    ===========
PER UNIT DATA
(Loss) before
 extraordinary gain.....     $      (3.40)   $     (3.98)   $   (16.42)   $      (.38)   $    (14.38)
Extraordinary gain......             3.94           2.66          8.14            .70              -
                             ------------    -----------    ----------    -----------    -----------
Net income (loss).......     $        .54    $     (1.32)   $    (8.28)   $       .32    $    (14.38)
                             ============    ===========    ==========    ============   ===========

Distributions...........     $        .20    $     -        $    -        $     -        $      2.40

Weighted average units
 of limited partner
 interest used in
 computing earnings
 per unit...............        2,249,330      2,348,478     2,152,605      2,155,253      2,213,147

                                                                 December 31,
                             ----------------------------------------------------------------------------------
                                1993               1992              1991             1990              1989
                             ----------         ----------        ----------       ----------        ----------
                                                          (dollars in thousands)
BALANCE SHEET DATA
Real estate...........       $       251,534    $      251,059    $      272,183    $     301,858    $      308,729
Notes and interest
 receivable..........                 11,469            12,694            13,958           35,273            34,916
Total assets..........               296,045           303,059           309,371          362,695           372,746
Notes and interest
 payable.............                335,200           333,642           331,438          364,606           375,037
Redeemable General
 Partner interest....                 21,600            14,700            15,000           13,000            12,000
Partners' equity
 (deficit)...........                (86,902)          (81,150)          (78,098)         (58,867)          (61,273)

Units and per unit data have been restated to give effect to the one-for-four reverse unit split, effected January 1, 1991.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

National Realty, L.P. ("National Realty") is a Delaware limited partnership formed on January 29, 1987, the business of which consists primarily of owning and operating through National Operating, L.P., also a Delaware limited partnership (the "Operating Partnership"), a portfolio of real estate. Most of the Operating Partnership's properties were acquired in transactions consummated on September 18, 1987, pursuant to which National Realty acquired all of the assets, and assumed all of the liabilities, of 35 public and private limited partnerships. National Realty and the Operating Partnership operate as an economic unit and, unless the context otherwise requires, all references herein to the "Partnership" shall constitute references to National Realty and the Operating Partnership as a unit.

In November 1992, the Operating Partnership, in conjunction with a refinancing of 52 of its apartment complexes and a wraparound note receivable, transferred such assets to Garden Capital, L.P. ("GCLP"), a Delaware limited partnership in which the Operating Partnership holds a 99.3% limited partner interest. See
Note 7. "NOTES PAYABLE."

Liquidity and Capital Resources

Cash and cash equivalents aggregated $4.0 million at December 31, 1993 as compared with $3.4 million at December 31, 1992. At December 31, 1992, the Partnership had access to certain achievement escrows aggregating $3.0 million. During 1993, achievement escrows totaling $1.0 million were received by the Partnership and the remaining $2.0 million of achievement escrows were applied to reduce the principal balances of the related mortgages, net of $228,000 of prepayment penalties.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The Managing General Partner has discretion in determining methods of obtaining funds for the Partnership's operations. The Partnership's governing documents place no limitation on the amount of leverage that the Partnership may incur either in the aggregate or with respect to any particular property or other investment. At December 31, 1993, the aggregate loan-to-value ratio of the Partnership's real estate portfolio, computed on the basis of the ratio of total property-related debt to aggregate appraised values, was 52.1% compared to 57.7% at December 31, 1992.

Historically, the Partnership's principal sources of cash flow have been and will continue to be from property operations and externally generated funds. Externally generated funds include borrowings, proceeds from the sale of Partnership properties and other assets, proceeds from the issuance of debt secured by Partnership properties or mortgage notes receivable and in the future may include proceeds from the exercise of the Warrants which were issued to the class members included in the Moorman litigation settlement. The Partnership continues to experience liquidity problems and expects that cash from operations together with externally generated funds will be sufficient to meet the Partnership's various cash needs only if the Partnership is able to renew and extend mortgage financings as they mature, obtain mortgage financing on its unencumbered properties, or alternatively, increase the rate of property and other asset sales, in amounts sufficient to provide adequate cash.

Currently, all but five of the Partnership's properties are encumbered by mortgage debt. In 1994, mortgage debt totaling $21.6 million comes due. The Partnership has reached a tentative agreement with a lender for the modification and extension of a mortgage, which matured in 1993, with a principal balance of $9.3 million at December 31, 1993. In addition, $4.2 million of scheduled 1994 principal maturities were successfully refinanced in March 1994. The new $7.5 million loan, of which only $4.7 million has been drawn to date, matures March 1, 1997. It is the Partnership's intention to either pay the remaining mortgages that mature in 1994 when due, or seek to extend the due dates one or more years while attempting to obtain long-term financing. The Partnership also intends to seek to refinance certain mortgages not due in 1994, and use excess financing proceeds for working capital purposes. Due to the limited long-term financing available to the Partnership, there can be no assurance that the Partnership will be successful in extending such "balloon" payments or that it will not ultimately lose certain of its properties to foreclosure. The General Partner believes it will continue to be successful in obtaining at least the minimum amount of loan extensions or other proceeds to enable the Partnership to maintain ownership of all properties in which it has equity.

As of March 11, 1994, the Partnership had three apartment complexes under contract for sale; Bavarian Woods Apartments in Middletown, Ohio and Brandywine and Raintree Apartments in East Lansing, Michigan. The

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Oversight Committee has approved the terms of the pending sales and the Partnership anticipates finalizing such transactions during the second quarter of 1994. The assets have been reclassified as real estate held for sale in the Partnership's accompanying Consolidated Balance Sheet. The Partnership, however, can give no assurance that it will successfully complete these property sales.

In November 1992, in conjunction with the transfer of the net assets of 52 apartment complexes and a wraparound note receivable to GCLP, such assets were refinanced under a $223 million blanket mortgage loan. The blanket mortgage loan requires that cash flow from the GCLP properties be used to fund various escrow and reserve accounts and limits the payment of distributions to the Partnership. During 1993, the Partnership received distributions from GCLP totaling $1.7 million. A total of $7.5 million of escrow and reserve deposits are required to be funded by GCLP during 1994 in monthly installments. Such escrowed amounts are included in escrow deposits and other assets in the accompanying Consolidated Balance Sheets. GCLP is required to make monthly deposits, from the cash flow of its properties, for (i) a recurring replacement reserve, (ii) a capital replacement reserve, (iii) a credit enhancement reserve and (iv) a tax and insurance reserve. As a result of the restrictions placed on GCLP's use of its cash flow, excess cash of approximately $4.0 million is expected to be remittable to the Partnership during 1994.

On October 7, 1993, the Partnership announced a resumption of distributions at the initial rate of $0.20 per unit and on December 10, 1993 paid a total of $388,000 to unitholders. The Partnership has also announced a first quarter of 1994 distribution of $0.20 per unit payable March 30, 1994.

The Partnership's rents collected increased from $98.0 million for 1992 to $99.0 million for 1993 due to the Partnership's successful effort of increasing and maintaining higher occupancy levels during 1993 as compared to 1992. Occupancy rates at the Partnership's apartment complexes, which accounts for over 80% of the properties included in the Partnership's portfolio, increased 2.5% as compared to 1992 occupancy levels. In addition, payments for property operating expenses decreased from $62.7 million in 1992 to $57.6 million in 1993. 1992 property operating expense payments included $2.0 million of 1991 real estate taxes that were not paid until 1992, due to the Partnership's constricted 1991 cash flow. Payments of property operating expenses during 1993 include only current year expenses indicative of a stabilization of the Partnership's cash flow.

During 1993, the Partnership successfully refinanced mortgage debt totaling $6.7 million. Also in 1993, the Partnership made other scheduled principal paydowns on mortgage debt of $2.9 million.

As more fully discussed in NOTE 14. "COMMITMENTS AND CONTINGENCIES - Moorman Settlement," the Moorman litigation settlement agreement (the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

"Moorman Settlement Agreement") set forth certain aggressive, annually increasing targets relating to the price of the Partnership's units of limited partner interest which were not met, resulting in, among other things, the required withdrawal of the Partnership's General Partner upon election of a successor and the resulting required purchase of the Redeemable General Partner Interest, as defined below. The effects of some or all of these provisions could adversely affect the Partnership's already strained liquidity. However, the General Partner and the Oversight Committee have agreed in principle, as discussed below, to possible arrangements which would alleviate the adverse effect of such provisions.

The withdrawal of the General Partner requires the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. The Moorman Settlement Agreement provides that any payment for such Redeemable General Partner Interest, fees and other compensation during the pendency of the Moorman Settlement Agreement may, at the option of the Oversight Committee (also established under the Moorman Settlement Agreement), be made over three years pursuant to a secured promissory note bearing interest at a financial institution's prime rate. The Managing General Partner has calculated the fair value of the Redeemable General Partner Interest at December 31, 1993 to be $25.8 million, and believes that there has been no material change in such value since that date. The Partnership would be entitled to offset against such payment the then outstanding principal balance of the note receivable ($4.2 million at December 31, 1993) plus all accrued and unpaid interest ($3.5 million at December 31,
1993) on the note receivable from the General Partner representing its capital contribution to the Partnership. The Oversight Committee has informed the Partnership that it calculates the amount of such Redeemable General Partner Interest at December 31, 1993, before the note receivable and unpaid interest offset discussed above, to be approximately $20.0 million. When Syntek Asset Management, L.P. ("SAMLP") withdraws as General Partner of the Partnership, the fair value of the Redeemable General Partner Interest would depend on the value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

In the accompanying Consolidated Financial Statements, the Redeemable General Partner Interest is shown as a reduction of Partners' Equity and the note receivable from the General Partner has been offset against the Redeemable General Partner Interest.

In conjunction with the Moorman Settlement Agreement, the Partnership received contributions from certain co-defendants of cash and notes including a promissory note for $2.0 million from Gene E. Phillips and William S. Friedman, at the time general partners of SAMLP, and guaran-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

teed by SAMLP. On May 14, 1993, the third annual payment of $631,000 including accrued interest was made. The final payment of $631,000 is due on May 14, 1994.

In October 1993, SAMLP and the Oversight Committee reached an agreement in principle, evidenced by a detailed Term Sheet, to nominate a candidate for successor general partner and to resolve all related matters under the Moorman Settlement Agreement. The Term Sheet provides that the nominee for successor General Partner will be a newly formed corporation which will be a wholly-owned subsidiary of SAMLP. The Term Sheet also sets forth an agreement in principle to effect a restructuring of National Realty and the spinoff by National Realty to its unitholders of shares of a newly formed subsidiary which would qualify as a Real Estate Investment Trust ("REIT") for federal tax purposes and would be the beneficial owner of 75% of NOLP's partnership interest in GCLP. The Term Sheet also contains proposed amendments to Partnership Agreement.
Pursuant to the Term Sheet, the Partnership will be relieved of any obligation to acquire the Redeemable General Partner Interest or to pay any other fees or compensation to SAMLP upon SAMLP's withdrawal as General Partner. However, if the spinoff of the to be formed REIT shares occurs, the Partnership will no longer receive 100% of the cash distributions from the GCLP properties which amounted to $1.7 million in 1993.

The parties are preparing the agreements and other documents contemplated by the Term Sheet. Upon execution of an agreement embodying the provisions of the Term Sheet, the Oversight Committee and SAMLP will petition the Supervising Judge for his approval of the agreement. The proposed restructuring of National Realty and the formation and spinoff of the REIT, the election of the new general partner and the proposed amendments to the Partnership Agreement require unitholder approval before becoming effective.

In November 1987, the Board of Directors of the Managing General Partner approved the Partnership's purchase of up to 10% of National Realty's units of limited partner interest and on December 15, 1992, the Board of Directors of the Managing General Partner approved the repurchase of up to 100,000 additional units in open-market transactions. Through December 31, 1993, the Partnership had purchased a total of 134,320 units at an aggregate cost of $5.1 million. During 1993, the Partnership purchased 2,100 units at a cost of $39,000. The Managing General Partner does not expect the Partnership to purchase additional units during the term of the Moorman Settlement Plan, unless such purchases are approved by the Oversight Committee.

Results of Operations

1993 Compared to 1992. The Partnership reported net income of $1.3 million for 1993 as compared to a net loss of $3.2 million for 1992. Included in the Partnership's 1993 net income is an increase in

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

operating income of $3.2 million, as more fully discussed below, and an extraordinary gain of $9.0 million related to the discounted payoff of a mortgage obligation. See NOTE 8. "ACCRUING MORTGAGE."

Rental income increased $4.4 million in 1993 as compared to 1992 after reduction of reported 1992 rental income of $3.0 million for four Partnership properties which were either lost to foreclosure or sold during 1992. This increase is attributable to higher rental rates ($2.8 million) and improved occupancy levels ($1.6 million) related to the Partnership's apartment complexes in the Southwest and Southeast regions of the United States.

Property operating expenses increased from $56.9 million in 1992 (after reduction of operating expenses of $2.3 million related to four Partnership properties which were either lost to foreclosure or sold during 1992) to $60.4 million in 1993. Of this $3.4 million increase, $2.0 million is related to higher real estate taxes on Partnership apartment complexes in the Midwest, Pacific and Southwest regions of the United States. In addition, utility expenses were $598,000 higher in 1993 than in 1992 due to higher occupancy levels and repairs and maintenance expenses were also higher in 1993 as compared to 1992 by $913,000, as a result of the Partnership's continuing effort to maintain and increase occupancy levels. Apartment occupancy levels increased by 2.5% during 1993 with the largest increases being in the Southwest and Southeast regions of the United States, where approximately 59% of the Partnership's apartment units are located.

Interest income decreased from $3.9 million in 1992 to $3.1 million in 1993. This decrease is primarily due to nonperforming mortgage note participations as well as $222,000 related to one of the Partnership's mortgage notes receivable which became nonaccruing in June 1993. In December 1993, the Partnership recorded the insubstance foreclosure of the collateral property securing that note, the Whispering Pines Apartments in Canoga Park, California. The Partnership obtained title to the property in February 1994.

Interest expense decreased from $36.0 million in 1992 to $34.7 million in 1993. Interest expense related to the GCLP properties, refinanced in November 1992, increased by $4.0 million as compared to 1992. This increase, however, was more than offset by a decrease in interest expense associated with the Partnership's line of credit with Transcontinental Realty Investors, Inc. ("TCI"), which was paid in full in December 1992 with the refinancing proceeds from the GCLP refinancing. Interest expense also declined as a result of the acquisition at a discount of a mortgage obligation in March 1993 and from Partnership properties sold or lost to foreclosure in 1992. See NOTE 8. "ACCRUING MORTGAGE."

Depreciation and amortization in 1993 approximated that in 1992 after reduction of $275,000 related to four Partnership properties which were either lost to foreclosure or sold during 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)


General and administrative expenses increased by $221,000 in 1993 as compared to 1992. Legal expenses decreased $144,000 for the year due primarily to 1992 litigation expenses related to the Moorman Settlement which were not incurred in 1993. See NOTE 14. "COMMITMENTS AND CONTINGENCIES." Also, the Partnership's overhead reimbursements to Basic Capital Management, Inc. decreased by $259,000 in 1993. Offsetting these decreases were increased overhead costs associated with GCLP totaling $729,000 in 1993, GCLP's first full year of operation. Overhead costs associated with GCLP in 1992 totaled $108,000.

The Partnership made no provision for losses in 1993 compared to $2.0 million in 1992. The 1992 provision includes a $416,000 write down of one of the Partnership's office buildings to the related nonrecourse debt, which property was subsequently lost to foreclosure, and $1.6 million related to the Partnership's mortgage notes receivable.

During 1992, the Partnership recorded the receipt of $1.0 million upon the settlement of litigation related to a lender's failure to honor a refinancing commitment for two of the Partnership's apartment complexes. In addition, the Partnership recognized a $375,000 gain on the sale of the Terrace View Apartments in Burlen, Washington. No such gains were recognized in 1993.

The Partnership recognized extraordinary gains of $9.0 million in 1993 and $6.4 million in 1992. The 1993 gain resulted from the acquisition at a discount of a mortgage obligation. See NOTE 8. "ACCRUING MORTGAGE." The 1992 gain is attributable to the foreclosure of the Hunters Glen Apartments in Kansas City, Missouri and the Lakes Apartments in Atlanta, Georgia and the forgiveness of the related nonrecourse mortgage debt.

1992 Compared to 1991. The Partnership had a net loss of $3.2 million in 1992 as compared to a net loss of $18.2 million in 1991. In addition to a $11.3 million increase in operating income from 1991 to 1992, as more fully discussed below, in 1991 the Partnership recorded a $13.4 million loss due to the foreclosure of the Hidden Valley Land and an extraordinary gain of $17.9 million on the forgiveness of the related nonrecourse mortgage debt. The Partnership recorded no losses on foreclosure of Partnership properties in 1992 but did recognize extraordinary gains of $7.0 million from the forgiveness of nonrecourse mortgage debt related to two properties which were foreclosed by lenders and a $614,000 extraordinary loss related to the refinancing of the 52 apartment complexes and a wraparound note receivable by GCLP which necessitated the early payoff of existing mortgage debt. See NOTE 7. "NOTES PAYABLE."

Rental income increased from $93.0 million in 1991 to $97.8 million in 1992. This increase is primarily attributable to higher occupancy levels reached in 1992 as compared to 1991 which generated additional

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

rental income of $4.1 million. With the exception of a few commercial properties in the Pacific region of the United States, most Partnership properties showed significant increases in occupancy levels: apartment occupancy increased by 4.0% and commercial properties increased their occupancy by 3.1%.

Interest expense decreased from $38.7 million in 1991 to $36.0 million in 1992. This decrease is primarily due to lower interest rates on some of the Partnership's mortgage debt which bears interest that fluctuates with the prime interest rate and to a $986,000 reduction in interest expense related to properties lost to foreclosure and a Partnership property sold in 1992. In addition, $447,000 of the decrease is due to the payment of underlying liens on mortgage notes receivable.

Depreciation and amortization decreased $796,000 in 1992 as compared to 1991. $290,000 of the decrease relates to properties lost to foreclosure or sold during 1992 and late 1991 and the remainder relates to several property improvements that became fully depreciated during 1991.

Other property operation expenses increased from $4.0 million for the year ended December 31, 1991 to $4.8 million for the year ended December 31, 1992. During 1992, the Partnership incurred additional advertising and promotional expenditures in a successful effort to increase occupancy levels in the Partnership's apartment complexes. Apartment occupancy levels increased 4.0%, from 86.5% in 1991 to 90.5% in 1992.

General and administrative expenses decreased from $5.9 million in 1991 to $5.4 million in 1992. This decrease is due primarily to lower legal expenditures of $830,000 in connection with the Southmark adversary proceedings that were concluded in 1991.

The Partnership recorded a $5.0 provision for losses in 1991 compared to $2.0 million in 1992. The 1992 provision includes a $416,000 writedown of one of the Partnership's office buildings to the nonrecourse debt which was subsequently foreclosed, and provision for losses totaling $1.6 million related to the Partnership mortgage notes receivable, as more fully described in NOTE 5. "ALLOWANCE FOR ESTIMATED LOSSES." The 1991 provision for losses includes a $964,000 write down of the Partnership's investment in the common stock of American Realty Trust, Inc. ("ART"), a $1.1 million permanent write down of one of the Partnership's office buildings, a $525,000 loss recorded as a result of the restructuring of one of the Partnership's mortgage notes receivable and $2.4 million to write off uncollectible property-level receivables.

Gains on sales of real estate recorded by the Partnership were $371,000 in 1991 and $375,000 in 1992. During 1992, the Partnership sold the Terrace View Apartments for net cash of $700,000 and recorded a gain on the sale of $375,000. In 1991, a payment on a mortgage note receivable generated from a prior year property sale resulted in the partial recognition of $371,000 of previously deferred gain.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

In 1992, the Partnership recorded the receipt of $1.0 million upon the settlement of litigation related to a lender's failure to honor a refinancing commitment for two of the Partnership's apartment properties. In 1991, the Partnership recorded litigation and settlement expenses of $721,000 related to the settlement of a lawsuit involving a mortgage that was obtained by a predecessor to the Partnership which was subsequently foreclosed, and to unitholder litigation involving Southmark.

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, the Partnership, may be potentially liable for removal or remediation costs, as well as certain other potential costs relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos- containing materials into the air, and third parties may seek recovery from the Partnership for personal injury associated with such materials.

The General Partner is not aware of any environmental liability relating to the above matters that would have a material adverse effect on the Partnership's business, assets or results of operations.

Impact of Inflation

The effects of inflation on the Partnership's operations are not quantifiable. Revenues from property operations fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of the Partnership's properties and, correspondingly, the ultimate gains to be realized by the Partnership from property sales. Inflation also has an effect on the Partnership's earnings from short-term investments, and on its interest income and interest expense to the extent that such income and expense depend on floating interest rates.

Recent Accounting Pronouncement

The Financial Accounting Standards Board ("FASB") has recently issued Statement of Financial Accounting Standards ("SFAS") No. 114 - "Accounting by Creditors for Impairment of a Loan" which amends SFAS No. 5 - "Accounting for Contingencies" and SFAS No. 15 - "Accounting by Debtors and Creditors for Troubled Debt Restructurings." The statement requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. SFAS No. 114 is effective for fiscal years beginning after December 15, 1994. The Partnership has not fully evaluated the effects

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Accounting Pronouncement (Continued)

of implementing this statement but expects that they will not be material as the statement is applicable to debt restructurings and loan impairments after the earlier of the effective date of the statement or the Partnership's adoption of the statement.

At its January 26, 1994 meeting, the FASB directed its staff to prepare an exposure draft, that if approved, would eliminate the provisions of SFAS No. 114 that describe how a creditor should recognize income on an impaired loan and add disclosure requirements on income recognized on impaired loans. The effective date of SFAS No. 114 is not anticipated to change.

Current Value Reporting

The Partnership believes that the historical cost basis financial statements prepared in accordance with generally accepted accounting principles are not representative of the economic value of the Partnership's real estate assets because most of the properties have appreciated in value over their historical cost basis. Nevertheless, generally accepted accounting principles require periodic depreciation charges.

In conjunction with the exchange transaction, by which the Partnership was formed, the Partnership retained independent appraisers to estimate the Current Appraised Value of the Partnership's properties as of March 31, 1987, based in part upon certain financial, lease and other information provided by the general partners of the exchange transaction partnerships. The Current Appraised Value of the Partnership's properties at March 31, 1987 was $758.0 million, and Revaluation Equity was $410.0 million at such date. Revaluation Equity, is defined as the difference between the appraised value of the Partnership's real estate, adjusted to reflect the Partnership's estimate of disposition costs, and the face amount of the mortgage notes payable and accrued interest, if any, encumbering such real estate. The Current Appraised Value of the Partnership's properties at December 31, 1992, was $541.5 million, and Revaluation Equity was $200.5 million at such date.

In 1993, the Partnership retained an independent appraiser to determine the Current Appraised Value of the Partnership's properties as of December 31, 1993, in a manner consistent with the methodology used to determine Current Appraised Value as of December 31, 1992 and March 31, 1987. The Current Appraised Value of the Partnership's properties at December 31, 1993 was $607.7 million and Revaluation Equity was $258.4 million at such date.

Tax Legislation

National Realty is a publicly traded limited partnership and, for federal income tax purposes, all income or loss generated by the Partnership is included in the income tax returns of the individual

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Tax Legislation (Continued)

partners. In December 1987, Congress passed legislation requiring certain publicly traded partnerships to be taxed as corporations. National Realty qualifies for "grandfather" treatment and will be treated as a partnership until at least 1997, unless the Partnership adds a substantial new line of business, which would require approval of the Oversight Committee, and will continue to be so treated thereafter if 90% or more of its gross income consists of qualifying income from real estate activities. As presently operated, the Partnership meets these requirements. Under Internal Revenue Service guidelines generally applicable to publicly traded partnerships and thus to the Partnership, a limited partner's use of his or her share of partnership losses is subject to special limitations.





                     (THIS SPACE INTENTIONALLY LEFT BLANK.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                       Page
                                                                       ----
Report of Independent Certified Public Accountants...................   36

Consolidated Balance Sheets -
  December 31, 1993 and 1992.........................................   38

Consolidated Statements of Operations -
  Years Ended December  31, 1993, 1992 and 1991......................   40

Consolidated Statements of in Partners' Equity (Deficit) -
  Years Ended December 31, 1993, 1992 and 1991.......................   41

Consolidated Statements of Cash Flows -
  Years Ended December 31, 1993, 1992 and 1991.......................   42

Notes to Consolidated Financial Statements...........................   44

Schedule X - Supplementary Income Statement Information..............   69

Schedule XI - Real Estate and Accumulated Depreciation...............   70

Schedule XII - Mortgage Loans on Real Estate.........................   75





All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Partners
National Realty, L.P.



We have audited the accompanying consolidated balance sheets of National Realty, L.P., a limited partnership, as of December 31, 1993 and 1992, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1993. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Partnership's Managing General Partner. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Realty, L.P. at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

As discussed in Note 14, "Moorman Settlement", the Oversight Committee (the committee formed to oversee the implementation of the Moorman Settlement Agreement) has stated that it disputes the Managing General Partner's calculation of the Redeemable General Partner Interest. The outcome of the dispute cannot be presently determined and the consolidated financial statements and schedules do not include any adjustments that might result from the outcome of this dispute.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As described in Note 14, the Moorman Settlement Agreement provides that the Oversight Committee can require the Partnership to repurchase the General Partner's interest for either cash or the issuance of a secured note, payable over three years. As further discussed in Note 14, "Moorman Settlement", a Term Sheet setting forth the general framework for the consummation of the Moorman Settlement was entered into in October 1993. If finalized, the settlement will result in, among other things, the spinoff of common stock in a newly organized real estate investment trust whose sole asset is comprised of a limited partnership investment in Garden Capital, L.P. The Term Sheet also proposes that the Partnership would not be required to purchase the Redeemable General Partner Interest calculated by the Partnership's Managing General
Partner at December 31, 1993 to be $25.8 million (before reductions for amounts owed to the Partnership by the General Partner). The Partnership's operating cash flow is not sufficient to repurchase the General Partner's interest without asset sales and further refinancings. Also, the effects of the spinoff and other provisions contained in the Term Sheet, if consummated, could adversely affect the Partnership's liquidity and realization of its assets in the ordinary course of business. These circumstances raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 15. The financial statements and schedules do not include any adjustments that might result from the outcome of this uncertainty.





                                                 BDO Seidman


Dallas, Texas
March 24, 1994

                             NATIONAL REALTY, L.P.
                          CONSOLIDATED BALANCE SHEETS



                                                           December 31,
                                                    --------------------------
                                                       1993            1992
                                                    ----------      ----------
                                                       (dollars in thousands)
                 Assets
                 ------

Real estate held for investment
 Land...................................            $    47,985     $   47,502
 Buildings and improvements.............                362,116        365,100
                                                    -----------     ----------

                                                        410,101        412,602


 Less - Accumulated depreciation........               (186,059)      (182,706)
                                                    -----------     ----------

                                                        224,042        229,896


Real estate held for sale................                47,553         34,409
 Less - Accumulated depreciation........                (20,061)       (13,246)
                                                    -----------     ----------

                                                         27,492         21,163

Notes and interest receivable, net of
 deferred gains ($16,198 in 1993 and
 $20,272 in 1992).......................                 13,379         14,683
 Less - allowance for estimated losses..                 (1,910)        (1,989)
                                                    -----------     ----------

                                                         11,469         12,694


Cash and cash equivalents................                 4,038          3,387
Accounts receivable......................                 2,005          2,271
Prepaid expenses.........................                 1,066          1,156
Escrow deposits and other assets.........                 7,815         13,435
Marketable equity securities of affiliate
 (at market in 1993 and at adjusted cost
 in 1992)...............................                    593            269
Deferred financing costs.................                17,525         18,788
                                                    -----------     ----------

                                                    $   296,045     $  303,059
                                                    ===========     ==========





             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                    CONSOLIDATED BALANCE SHEETS (Continued)



                                                       December 31,
                                               -----------------------------
                                                   1993              1992
                                               ----------         ----------
                                                  (dollars in thousands)
Liabilities and Partners' Equity (Deficit)
- -----------------------------------------
Liabilities
 Notes and interest payable.............       $  335,200         $  333,642
 Accruing mortgage and related
   interest payable.....................              -                9,946
 Pension notes and related interest
   payable, net.........................            9,618              8,590
 Accrued property taxes.................            7,138              6,447
 Accounts payable and other liabilities.            5,128              5,992
 Tenant security deposits...............            2,813              2,683
 Amounts due to affiliates..............            1,450              2,209
                                               ----------         ----------

                                                  361,347            369,509

Commitments and contingencies

Redeemable General Partner Interest.....           21,600             14,700

Partners' equity (deficit)
 General Partner........................            2,480              2,455
 Limited Partners (2,139,607 units in
   1993 and 2,316,834 units in 1992)....          (63,931)           (64,730)
 Unrealized gain on marketable equity
   securities...........................              324                -
                                               ----------         ----------

                                                  (61,127)           (62,275)


Redeemable General Partner Interest.....          (25,775)           (18,875)
                                               ----------         ----------

                                                  (86,902)           (81,150)
                                               ----------         ----------

                                               $  296,045         $  303,059
                                               ==========         ==========





             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     For the Years Ended December 31,
                                                     -----------------------------------------------------------
                                                          1993                  1992                 1991
                                                     ---------------       ---------------        --------------
                                                                (dollars in thousands, except per unit)
Income
 Rentals.................................            $        99,292       $        97,849        $       93,018
 Interest (including $112 in 1993,
    $129 in 1992 and $175 in 1991
    from affiliates).....................                      3,064                 3,921                 4,079
 Other...................................                        688                   300                   217
                                                     ---------------       ---------------        --------------
                                                             103,044               102,070                97,314
Expenses
 Interest (including $3,339 in 1992
    and $3,406 in 1991 to affiliates)....                     34,699                35,982                38,686
 Depreciation & amortization.............                     10,168                10,503                11,299
 Property taxes & insurance..............                     12,991                11,213                11,122
 Utilities...............................                     11,073                10,925                11,218
 Repairs and maintenance.................                     21,467                21,293                21,577
 Property-level payroll costs............                      6,059                 6,166                 6,027
 Other property operation expenses.......                      4,517                 4,817                 4,028
 Provision for losses....................                        -                   1,972                 5,026
 Property management fees (including
    $527 in 1993, $956 in 1992 and $935
    in 1991 to affiliates)...............                      4,267                 4,779                 4,673
 General and administrative (including
    $3,376 in 1993, $2,906 in 1992 and
    $2,471 in 1991 to affiliates)........                      5,598                 5,377                 5,931
                                                     ---------------       ---------------        --------------

                                                             110,839               113,027               119,587
                                                     ---------------       ---------------        --------------

(Loss) from operations...................                     (7,795)              (10,957)              (22,273)
Gain on sale of real estate..............                        -                     375                   371
(Loss) on foreclosure....................                        -                     -                 (13,439)
Litigation settlements...................                        -                   1,030                  (721)
                                                     ---------------       ---------------        --------------
(Loss) before extraordinary gain.........                     (7,795)               (9,552)              (36,062)
Extraordinary gain.......................                      9,046                 6,385                17,867
                                                     ---------------       ---------------        --------------
Net income (loss)........................            $         1,251       $        (3,167)       $      (18,195)
                                                    ================       ===============        ==============

Earnings per unit
(Loss) before extraordinary gain.........            $         (3.40)      $         (3.98)       $       (16.42)
Extraordinary gain.......................                       3.94                  2.66                  8.14
                                                     ---------------       ---------------        --------------
Net income (loss)........................            $           .54       $         (1.32)       $        (8.28)
                                                    ================       ===============        ==============

Weighted average units of limited
 partner interest used in computing
 earnings per unit.......................                  2,249,330             2,348,478             2,152,605
                                                     ===============       ===============        ==============



             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                                                             Unrealized
                                                                             Gain/(Loss)        Redeemable
                                                                            on Marketable        General           Partners'
                                           General        Limited               Equity           Partner            Equity
                                           Partner        Partners            Securities         Interest          (Deficit)
                                          ---------      ----------         -------------       ----------        ----------
                                                                         (dollars in thousands)
Balance at January 1, 1991......          $   2,880      $     (43,608)       $     (964)       $   (17,175)        $     (58,867)

Adjustment to Redeemable
 General Partner Interest.......               -                  -                 -                (2,000)               (2,000)
Realized loss on marketable
 equity securities of
 affiliate......................               -                  -                  964               -                      964
Net(loss).......................               (362)           (17,833)             -                  -                  (18,195)
                                          ---------      -------------        ----------        -----------         -------------
Balance at December 31, 1991....              2,518            (61,441)             -           $   (19,175)        $     (78,098)

Adjustment to Redeemable
 General Partner Interest.......               -                  -                 -                   300                   300
Repurchase of units of limited
 partner interest...............               -                  (160)             -                  -                     (160)
Other...........................               -                   (25)             -                  -                      (25)
Net income......................                (63)            (3,104)             -                  -                   (3,167)
                                          ---------      -------------        ----------        -----------         -------------

Balance at December 31, 1992....              2,455            (64,730)             -               (18,875)              (81,150)

Adjustment to Redeemable
 General Partner Interest.......               -                  -                 -                (6,900)               (6,900)
Repurchase of units of limited
 partner interest...............               -                   (39)             -                  -                      (39)
Unrealized gain on marketable
 equity securities of
 affiliate......................               -                  -                  324               -                      324
Distributions...................               -                  (388)             -                  -                     (388)
Net income......................                 25              1,226              -                  -                    1,251
                                          ---------      -------------        ----------        -----------         -------------

Balance at December 31, 1993....          $   2,480      $     (63,931)       $      324        $   (25,775)        $     (86,902)
                                          =========      =============        ==========        ===========         =============

             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Years Ended December 31,
                                                               -------------------------------------------------
                                                                  1993                1992              1991
                                                               ------------      ------------        ------------
                                                                             (dollars in thousands)
Cash Flows From Operating Activities
 Rentals collected.........................                    $     99,022      $     97,963        $     91,682
 Interest collected........................                           2,268             3,003               3,821
 Interest paid (including $4,987 in
    1992 and $2,444 in 1991 to
    affiliates)............................                         (30,786)          (33,694)            (32,929)
 Payments for property operations..........
    (including $527 in 1993, $956 in
    1992 and $935 in 1991 to affiliates)...                         (57,604)          (62,697)            (52,498)
 General and administrative expenses
    paid (including $3,376 in 1993,
    $2,557 in 1992 and $2,471 in 1991
    to affiliates).........................                          (5,707)           (2,960)             (8,538)
 Litigation settlement.....................                             -               1,030                 -
 Deferred financing costs (including
    $2,230 in 1992 to affiliate)...........                          (1,123)          (16,710)             (1,053)
 Other.....................................                            (450)           (1,150)                -
                                                               ------------      ------------        ------------
    Net cash provided by (used in)
    operating activities...................                           5,620           (15,215)                485


Cash Flows From Investing Activities
 Sales of real estate......................                             199               477                 -
 Real estate improvements..................                          (2,836)           (1,706)             (2,620)
 Collections on notes receivable...........                              15                16              19,341
                                                               ------------        ----------        ------------
    Net cash provided by (used in)
    investing activities...................                          (2,622)           (1,213)             16,721

Cash Flows From Financing Activities
 Borrowings from financial institutions....                           3,000           228,715               9,265
 (Payments to) affiliates..................                             -             (19,489)             (8,865)
 Payments of mortgage notes payable........                          (5,928)         (191,048)            (18,056)
 Refinancing proceeds released
    from escrow............................                           1,000               -                   769
 Repurchase of units of limited
    partnership interest...................                             (39)             (160)                -
 Borrowings (payments) on margin
    account................................                               8              (109)                134
 Distributions to unitholders..............                            (388)              -                   -
                                                               ------------        ----------        ------------
    Net cash provided by (used in)
    financing activities...................                          (2,347)           17,909             (16,753)
                                                               ------------        ----------        ------------

Net increase in cash and cash equivalents                               651             1,481                 453
Cash and cash equivalents at beginning of
 year......................................                           3,387             1,906               1,453
                                                               ------------        ----------        ------------

Cash and cash equivalents at end of year...                    $      4,038        $    3,387        $      1,906
                                                               ============        ==========        ============


             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                         For the Years Ended December 31,
                                                               ------------------------------------------------
                                                                  1993                1992              1991
                                                               ----------          ----------        ----------
                                                                            (dollars in thousands)
Reconciliation of net income (loss) to net
 cash provided by (used in) operating
 activities
 Net income (loss)..............................               $      1,251        $     (3,167)     $    (18,195)
 Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities
       Depreciation and amortization............                     10,168              10,503            11,299
       Net realizable value provision...........                        -                 1,972             1,098
       Gain on sale of real estate..............                        -                  (375)             (371)
       Realized loss on marketable equity
          securities of affiliate...............                        -                   -                 964
       Loss on restructured note receivable.....                        -                   -                 525
       Deferred financing costs, net............                      1,374             (15,449)              382
       Loss on foreclosure......................                        -                   -              13,439
       Extraordinary gain.......................                     (9,046)             (6,385)          (17,867)
       Increase in interest payable.............                        107                 160               701
       Increase (decrease) in other
          liabilities...........................                      1,593                (117)            7,932
       (Increase) decrease in other assets......                        715              (2,018)              993
       (Increase) in interest receivable........                       (542)               (339)             (415)
                                                               ------------        ------------      ------------
          Net cash provided by (used in)
            Operating activities................               $      5,620        $    (15,215)     $        485
                                                               ============        ============      ============
Schedule of noncash investing activities
 Carrying value of real estate acquired
    through foreclosure.........................               $      1,736        $        -        $        -
 Real estate returned to lender through
    foreclosure or in lieu of foreclosure.......                        -                 9,348            20,520
 Notes payable assumed by buyer upon
    sale of properties..........................                        -                 2,439               -
 Forgiveness of notes payable through
    foreclosure or deed in lieu of
    foreclosure.................................                        -                15,563            25,230
 Settlement of Accruing Mortgage of $9,946
    in exchange for note payable................                        900                 -                 -
 Carrying value of real estate recorded upon
    purchase of the general partner interest                          6,241                 -                 -
 Assumption of mortgage note payable
    recorded upon purchase of the general
    partner interest............................                      6,115                 -                 -
 Unrealized gain on marketable equity
    securities of affiliate.....................                        324                 -                 -
 Notes payable reductions from use of
    achievement escrows.........................                      1,771                 -                 -


             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The accompanying Consolidated Financial Statements of National Realty, L.P. and consolidated entities (the "Partnership") have been prepared in conformity with generally accepted accounting principles, the most significant of which are described in NOTE 2. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." These, along with the remainder of the Notes to Consolidated Financial Statements, are an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year or for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per unit amounts.

Certain balances for 1992 and 1991 have been reclassified to conform to the 1993 presentation.

NOTE 1.   ORGANIZATION

General. National Realty, L.P. ("National Realty") is a Delaware limited partnership which commenced operations on September 18, 1987 when it acquired through National Operating, L.P. (the "Operating Partnership") all of the assets, and assumed all of the liabilities, of 35 public and private limited partnerships.

National Realty is the sole limited partner of the Operating Partnership and owns 99% of the beneficial interest in the Operating Partnership. The general partner of, and owner of 1% of the beneficial interest in each of, National Realty and the Operating Partnership is Syntek Asset Management, L.P. (the "General Partner" or "SAMLP"). Gene E. Phillips is the sole general partner and until March 4, 1994, William S. Friedman was also a general partner of SAMLP, and each owns 1.95% of the beneficial interest in SAMLP. American Realty Trust, Inc. ("ART"), a real estate investment company of which Messrs. Phillips and Friedman served as executive officers and directors until November 16, 1992 and December 31, 1992, respectively, owns a 76.8% limited partner interest in SAMLP. Southmark Corporation ("Southmark") owns a 19.2% limited
partner interest in SAMLP.   Syntek Asset Management, Inc.  ("SAMI"), a
corporation of which Messrs. Phillips is an officer and director, and until February 15, 1994, Mr. Friedman served as an officer and director, owns a .10% general partner interest in SAMLP. SAMI is the Managing General Partner of SAMLP. See NOTE 14. "COMMITMENTS AND CONTINGENCIES -Southmark Litigation."

SAMI, as Managing General Partner of SAMLP, manages the affairs of the Partnership. In addition, SAMI's corporate parent, Basic Capital Management, Inc. ("BCM"), performs certain administrative functions such as accounting services, mortgage servicing and portfolio review and analysis for the Partnership on a cost reimbursement basis. Mr. Friedman served as President of BCM until May 1, 1993. BCM is beneficially owned by a trust for the benefit of the children of Mr. Phillips. Messrs. Phillips and Friedman served as directors of BCM until December 22, 1989 and Mr. Phillips served as Chief Executive Officer of BCM until September 1, 1992. Since February 1, 1990 BCM

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1.   ORGANIZATION (Continued)

or affiliates of BCM have provided property management services for the Partnership. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM, performs such property management services for the Partnership. See NOTE 11. "GENERAL PARTNER FEES AND COMPENSATION."

In November 1992, the Partnership refinanced 52 of its apartment complexes and a wraparound note receivable with a financial institution. To facilitate the refinancing, the Operating Partnership transferred these assets to Garden Capital, L.P. ("GCLP"), a Delaware limited partnership. The Operating Partnership is the sole limited partner with a 99.3% limited partnership interest in GCLP. The Operating Partnership received its limited partnership interest in exchange for the transfer of the net assets of the 52 apartment complexes and a wraparound note receivable to GCLP. Garden Capital Management Incorporated ("GCMI"), a Nevada corporation, is the .7% managing general partner of GCLP. See NOTE 8. "ACCRUING MORTGAGE."

GCLP transferred the acquired net apartment assets, in exchange for a 99% limited partnership interest to each of 52 single asset limited partnerships which were formed for the purpose of operating, refinancing and holding title to the apartment complexes. The transfer of the 52 apartment complexes and the wraparound note receivable were effective November 25, 1992.

Each of the single asset limited partnerships has no significant assets other than an apartment complex encumbered by mortgage debt. Garden Capital Incorporated ("GCI"), a Nevada corporation, is the 1% managing general partner in each of the single asset limited partnerships.

Except as described under NOTE 14. "COMMITMENTS AND CONTINGENCIES - Moorman Settlement," all decisions relating to the Partnership, including all decisions with respect to the acquisition, disposition, improvement, financing or refinancing of the Partnership's properties or other investments, are made by the Managing General Partner. However, all decisions with respect to the acquisition, disposition, improvement, financing or refinancing of the GCLP properties are made by GCMI or GCI as managing general partner of GCLP or the single asset partnerships, respectively. BCM performs certain administrative functions for the Partnership, such as accounting services, mortgage servicing and portfolio review and analysis, on a cost reimbursement basis. In addition to property management services discussed above, BCM or affiliates of BCM also perform loan placement services, leasing services and real estate brokerage and acquisition services and other services for the Partnership for fees and commissions. Mr. Friedman served as President of BCM until May 1, 1993, and Mr. Phillips served as Chief Executive Officer of BCM until September 1, 1992. BCM is beneficially owned by a trust for the benefit of the children of Mr. Phillips. GCMI performs administrative functions, similar to those performed for the

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 1.   ORGANIZATION (Continued)

Partnership by BCM, for GCLP on a cost reimbursement basis. The common stock of GCI and GCMI is owned by John A. Doyle (20%), Richard A. Green (40%) and Henry W. Simon (40%).

Participation in net income, net loss and distributions. The limited partners of National Realty have a 99% interest and the General Partner has an aggregate 1% interest in the net income or net loss and distributions of National Realty. National Realty has a 99% and the General Partner has a 1% interest in the net income or net loss of the Operating Partnership. The 1% General Partner interest in each of National Realty and the Operating Partnership is equal to a 1.99% interest on a combined basis. The Operating Partnership has a 99.3% limited partnership interest and GCMI has a .7% general partnership interest in the net income or net loss and distributions of GCLP. GCLP has a 99% interest and GCI has a 1% interest in the net income or net loss and distributions of the 52 single asset partnerships that hold the apartment complexes. GCMI's .7% general partner interest in GCLP and GCI's 1% general partner interest in the single asset partnerships is equal to a 1.68% interest on a combined basis.
For tax purposes limited partners are allocated their proportionate share of net income or net loss commencing with the calendar month subsequent to their entry into the Partnership. During the pendency of the Moorman Settlement Plan (as defined in NOTE 14. "COMMITMENTS AND CONTINGENCIES - Moorman Settlement"), the General Partner's base compensation, equal to 10% of the distributions to unitholders from the Partnership's cash from operations, is waived.

General Partner's capital contribution. In return for its 1% interest in National Realty, the General Partner was required to make aggregate capital contributions to the Partnership in an amount equal to 1.01% of the total initial capital contributions to the Partnership. The General Partner contributed $500,000 in cash with the remaining contribution evidenced by a promissory note bearing interest at the rate of 10% per annum compounded semi-annually payable on the earlier of September 18, 2007, liquidation of the Partnership or termination of the General Partner's interest in the Partnership. The principal balance of such promissory note was $4.2 million at December 31, 1993 and 1992.

In the accompanying Consolidated Balance Sheets, the note receivable from the General Partner is offset against the Redeemable General Partner Interest as described in NOTE 14. "COMMITMENTS AND CONTINGENCIES - Moorman Settlement."
The General Partner received its 1% interest in the Operating Partnership in exchange for its agreement to serve as general partner of the Operating Partnership. If National Realty issues additional units of limited partner interest, the General Partner is entitled to maintain its aggregate 1% interest in each of National Realty and the Operating Partnership without payment of additional consideration.

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1.   ORGANIZATION (Continued)

GCMI contributed 100% of its economic interest in an apartment complex in Flagstaff, Arizona, to GCLP as its initial general partner capital contribution. In March 1993, GCMI contributed the Accruing Mortgage as a substitute capital contribution for its .7% general partner interest in GCLP. National Realty subsequently purchased the Accruing Mortgage (as defined in NOTE 8. "ACCRUING MORTGAGE") for a $900,000 note payable. GCI received its 1% general partner interest in the single asset partnerships in exchange for agreeing to manage the property owned by each such partnership.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation. The Consolidated Financial Statements include the accounts of National Realty, the Operating Partnership, GCLP and consolidated entities. All significant intercompany balances and transactions have been eliminated. Minority interests (which are not significant) are included in other liabilities.

Revenue recognition on the sale of real estate. Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS No. 66"). Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using either the deposit, the installment, the cost recovery or the financing method, whichever is appropriate.

Real estate and depreciation. Land, buildings and improvements are stated at the lower of cost or estimated net realizable value, except for foreclosed properties which are initially recorded at the lower of cost or fair value. Properties held for sale are depreciated in accordance with the Partnership's established depreciation policies. The subsequent classification of property previously held for sale to held for investment does not result in a restatement of previously reported revenues, expenses or net income (loss).

Depreciation is provided on buildings and improvements using the straight-line method over estimated useful lives of 40 years for buildings and 7 to 25 years for improvements. Expenditures for renewals and betterments are capitalized and repairs and maintenance are charged against operations as incurred.

Allowance for estimated losses. A valuation allowance is provided for estimated losses on notes receivable to the extent that the Partnership's investment in the notes exceeds the Partnership's estimate of net realizable value of the collateral of each such note, or fair value of the collateral if foreclosure is probable. In estimating net realizable value, consideration is given to the current estimated collateral value adjusted for costs to complete or improve, hold and dispose. The provision for losses on notes receivable is based on

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

estimates, and actual losses may vary from current estimates. Such estimates are reviewed periodically and any additional provision determined to be necessary is charged against earnings in the period in which it becomes reasonably estimable.

Foreclosed real estate held for sale. Foreclosed real estate is recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale.

Interest recognition on notes receivable. It is the Partnership's policy to cease recognizing interest income on notes receivable that have been delinquent for 60 days or more. In addition, accrued but unpaid interest income is only recognized to the extent that the net realizable value of underlying collateral exceeds the carrying value of the receivable.

Deferred financing costs. Deferred financing costs are capitalized and amortized on the interest-rate method over the term of the related loans.

Present value discounts. The Partnership provides for present value discounts on notes receivable or payable that have interest rates that differ substantially from prevailing market rates and amortizes such discounts by the interest method over the lives of the related notes. The factors considered in determining a market rate for receivables include the borrower's credit standing, nature of the collateral and payment terms of the note.

Marketable equity securities of affiliate. Marketable equity securities are considered to be available-for-sale and are carried at fair value, defined as year end closing market value. Net unrealized holding gains and losses are reported as a separate component of partners' equity until realized. Such securities were carried at adjusted cost in the Partnership's December 31, 1992 Consolidated Balance Sheet.

Fair value of financial instruments. The Partnership used the following assumptions in estimating the fair value of its notes receivable, marketable equity securities and notes payable. For performing notes receivable, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For nonperforming notes receivable, the estimated fair value of the Partnership's interest in the collateral property was used. For marketable equity securities, fair value was the year end closing market price of each security. The estimated fair values presented do not purport to present amounts to be ultimately realized by the Partnership. The amounts ultimately realized may vary significantly from the estimated fair values presented. For notes payable, the fair value was estimated using current rates for mortgages with similar terms and maturities, which, at December 31, 1992 and 1993, approximated carrying value.

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash equivalents. For purposes of the Consolidated Statements of Cash Flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Earnings per unit. Income (loss) per unit of limited partner interest is computed based upon the weighted average number of units outstanding during each year. Accordingly, net income (loss) per unit is derived by dividing 98.01% of the Partnership's net income (loss) by 2,249,330, 2,348,478 and 2,152,605 units for 1993, 1992 and 1991, respectively.

NOTE 3.   REAL ESTATE AND DEPRECIATION

The Partnership has a 75% general partnership interest in Southern Palms Associates, which owns Southern Palms Shopping Center. On August 28, 1992, Southern Palms Associates filed a voluntary petition in bankruptcy seeking to restructure the $9.3 million nonrecourse mortgage secured by the shopping center. On October 26, 1993, the bankruptcy court approved the plan of reorganization and disclosure statement subject to certain conditions, involving the 25% general partner of Southern Palms Associates, to be rectified by the Partnership prior to the confirmation hearing, tentatively scheduled for the second quarter of 1994. The approved plan provides for the lender to extend the maturity date of the mortgage debt by five years to March 1998, and required the Partnership to pay all past due real estate taxes on the property of $1.0 million in December 1993. If the plan of reorganization is not confirmed, and the shopping center is foreclosed, the Partnership will record a loss on foreclosure of $5.9 million equal to the amount by which the carrying value of the property exceeds the mortgage debt.

In June 1993, a wholly-owned subsidiary of the Partnership acquired the 2.5% general partner interest in Club Mar Realty Group, Ltd. for $17,500. The Partnership also holds a senior preferred limited partnership interest and receives 100% of the property's cash flow after debt service and is responsible for funding such deficiencies. Club Mar Realty Group, Ltd. is a Florida limited partnership which owns the Club Mar Apartments in Sarasota, Florida. The Partnership recorded the purchase of the general partner interest and the acquisition of the apartments at their fair market value of $6.2 million and the assumption of $6.1 million in first lien mortgage debt. The mortgage debt bears interest at 8.25% per annum, matures July 2023 and requires monthly principal and interest payments of $45,941.

Also in June 1993, a wraparound mortgage note receivable with an original principal balance of $5.8 million secured by the Whispering Pines Apartments in Canoga Park, California, became nonperforming. On February 4, 1994, the Partnership, obtained through foreclosure proceedings, title to the collateral property. The Partnership recorded an insubstance foreclosure of the collateral property as of December 31,

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3.   REAL ESTATE AND DEPRECIATION (Continued)

1993. No loss resulted from the foreclosure as the fair market value of the collateral property (minus estimated costs of sale) exceeded the carrying value, net of deferred gains, of the mortgage note receivable.

In March 1994, the Partnership completed the refinancing of the Cross County Mall Mattoon, Illinois. The Partnership received no net cash from its first draw on the loan of $4.7 million with loan proceeds of $3.8 million being used to payoff the existing first mortgage, $475,000 being used to payoff the second mortgage and with the remainder of the proceeds being used to fund required real estate tax escrows and to pay various closing costs associated with the financing. Both mortgages were scheduled to mature in 1994. The Partnership has access to the remaining $2.8 million available under the loan as it completes certain capital and tenant improvements to the mall. The new first mortgage bears interest at prime plus 1.75% per annum and requires monthly payments of principal and interest. Principal and accrued but unpaid interest are due at maturity on March 1, 1997 which may be extended to March 1, 2002. The mortgage debt is recourse to the Partnership. The Partnership, in accordance with the Partnership Agreement, paid BCM a 1% loan arrangement fee of $75,000 in connection with such refinancing.

As of March 11, 1994, the Partnership had three apartment complexes under contract for sale; Bavarian Woods Apartments in Middletown, Ohio and Brandywine and Raintree Apartments in East Lansing, Michigan. The Oversight Committee has approved the terms of the pending sales and the Partnership anticipates finalizing such transaction during the second quarter of 1994. The assets have been reclassified as real estate held for sale in the Partnership's accompanying Consolidated Balance Sheet. The Partnership, however, can give no assurance that it will successfully complete these property sales.

During 1992, the Partnership attempted to restructure $15.6 million of nonrecourse mortgage debt related to three Partnership properties; Plaza One Office Building in Earth City, Missouri, Hunters Glen Apartments in Kansas City, Missouri and the Lakes Apartments located in Atlanta, Georgia. All of the properties were placed in bankruptcy and negotiations with the respective lenders were held in an attempt to restructure each of the mortgages. The negotiations were unsuccessful and the properties were lost to foreclosure. As a result, the Partnership recognized extraordinary gains totaling $7.0 million representing the excess of the nonrecourse mortgage debt over the associated carrying values of the properties. The estimated fair value of each of the properties approximated the related mortgage debt at the respective dates of foreclosure.

In July 1992, the Partnership sold the Terrace View Apartments in Burlen, Washington for $700,000 in cash subject to the outstanding mortgage of $2.4 million. The Partnership recognized a $375,000 gain on the sale.

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.   NOTES RECEIVABLE

Notes and interest receivable consisted of the following:

                                                         1993                                 1992
                                           ---------------------------------      -------------------------------
                                            Estimated                             Estimated
                                               Fair                Book              Fair              Book
                                               Value               Value             Value             Value
                                           --------------       ------------      ------------      -------------
 Notes receivable
    Performing.................            $       31,864       $     26,122      $     33,695       $     31,432
    Nonperforming..............                     1,891              3,447             2,245              3,677
                                           --------------       ------------      ------------       ------------
                                           $       33,755             29,569      $     35,940             35,109
                                           ==============                         ============

 Interest receivable..........                                           101                                  243
 Unamortized discounts........                                           (93)                                (397)
 Deferred gains...............                                       (16,198)                             (20,272)
                                                                ------------                         ------------
                                                                $     13,379                         $     14,683
                                                                ============                         ============

The Partnership does not recognize interest income on nonperforming notes receivable. Notes receivable are considered to be nonperforming when they become 60 days or more delinquent. For 1993 and 1992, unrecognized interest income on nonperforming notes totaled $924,100 and $325,000, respectively. All notes receivable were performing in 1991.

The notes receivable mature from 1994 through 2000 with interest rates ranging from 8.0% to 11.5% with a weighted average interest rate of 6.3%. Discounts were based on interest rates at the time of origination. Notes receivable are nonrecourse and are generally collateralized by real estate. The majority of the notes require monthly payments of interest only with "balloon" principal payments at the end of their one-to-ten-year terms. Scheduled principal maturities of $1.5 million are due in 1994.

Deferred gains result from property sales where the buyer has either made an inadequate down payment or has not met the continuing investment test of SFAS No. 66. The Partnership recognized deferred gains of $371,000 in 1991 due to a principal paydown on a wraparound note receivable.

As discussed in NOTE 3. "REAL ESTATE AND DEPRECIATION," at December 31, 1993, the Partnership recorded the insubstance foreclosure of the collateral property securing a wraparound mortgage note receivable.

In 1991, the Partnership and an insurance company entered into an Asset Sales Agreement to sell participations in certain of its mortgage notes receivable in exchange for participations in other mortgage notes or assets and cash. The Partnership entered into the Asset Sales Agreement in an effort to develop a potential source for future financing and to generate cash from otherwise illiquid assets. The governing documents include put and guaranty provisions whereby, at any time, either party may demand that the seller reacquire any asset it sold pursuant to the

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.   NOTES RECEIVABLE (Continued)

terms of the Asset Sales Agreement. The Asset Sales Agreement guaranteed a 10% per annum rate of return on the participations sold or acquired. The Partnership sold participations and assigned certain mortgage notes receivable totaling $4.7 million and in exchange received participations and assignments in other notes receivable, a limited partnership interest and $1.0 million in cash.

In March 1992, the insurance company was placed in receivership. In June 1992, the Partnership provided notice to the insurance company, under the terms of the put and guaranty provisions, of its desire to divest itself of all the assets received. The Receiver has refused to allow the enforcement of the terms of the Asset Sales Agreement. In September 1992, the Court approved the Receivers' Petition for an Order of Liquidation for the insurance company. The Partnership determined, in 1992, that the fair value of the underlying collateral securing one of the participations received was not sufficient to satisfy the Partnership's participation interest and accordingly, the Partnership recorded a $1.6 million provision for loss to provide for such deficiency.

In May 1993, the Partnership foreclosed on an assigned first lien secured by land in Denver, Colorado. The Partnership incurred no loss as a result of the foreclosure. In October 1993, this land was sold for its carrying value. If the Partnership forecloses on the collateral securing the participations and the remaining assets acquired, no additional losses are anticipated as the estimated fair values of the underlying collateral approximates their adjusted carrying values. The Partnership is continuing to evaluate its options with regard to these assets and is also in settlement negotiations with the Receiver.


NOTE 5.   ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:

                                           1993              1992               1991
                                        -----------       ----------         ----------
    Balance January 1,................   $    1,989       $      433         $       433
    Provision for losses..............          -              1,556                 -
    Amounts charged off...............          (79)             -                   -
                                         ----------       ----------         -----------
    Balance December 31,..............   $    1,910       $    1,989         $       433
                                         ==========       ==========         ===========

In addition to the provision for losses in 1992, $416,000 was charged against operations to write-down one of the Partnership's office buildings to the balance of the related nonrecourse mortgage debt. The property was subsequently foreclosed. The Partnership's 1991 provision for losses of $5.0 million was comprised of direct charges against operations for the write-down of the Partnership's investment in equity

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 5.   ALLOWANCE FOR ESTIMATED LOSSES (Continued)

securities of ART of $964,000, a loss recorded on the restructuring of a mortgage note receivable of $525,000, a $1.1 million permanent impairment of value on one of the Partnership's office buildings, and the direct write-off of uncollectible property-level receivables (rents, common area maintenance charges, etc.) of $2.4 million.

NOTE 6.   INVESTMENTS IN MARKETABLE EQUITY SECURITIES OF AFFILIATE

The Partnership owns 48,931 shares of the common stock of ART which the Partnership acquired in open market purchases in 1990.

The Partnership has elected to adopt, effective December 31, 1993, Statement of Financial Accounting Standards No. 115 - "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 requires that equity securities be carried at fair value. For trading securities, securities bought and held principally for sale in the near term, any increase or decrease in fair value is included in current earnings. All other equity securities are to be considered as available-for-sale and any increase or decrease in fair value is reported as a separate component of partners' equity until realized.

The Partnership's ART equity securities are considered available-for-sale and are carried at fair value (market value) at December 31, 1993 and at adjusted cost at December 31, 1992. The market value of the ART common stock was $306,000 at December 31, 1992 and $593,000 at December 31, 1993. In 1991, the
Partnership determined that the decline in the market value of ART common stock was other than temporary and, accordingly, the Partnership recorded a provision for loss of $964,000 for such market value decline.

NOTE 7.  NOTES PAYABLE

Notes payable at December 31, 1993 and 1992 are collateralized by land, buildings and improvements and are generally nonrecourse to the Partnership. The GCLP mortgage debt, as discussed below, is cross-collateralized and cross-defaulted among the apartment complexes and wraparound note receivable that serve as collateral for such debt. The notes payable outstanding at December 31, 1993 bear interest at stated rates ranging from 5.0% to 15.0% with a weighted average rate of 9.1% and such notes have maturities or call dates ranging from one to 31 years.

In August 1993, the Partnership refinanced the Regency Pointe Shopping Center in Jacksonville, Florida receiving net cash of $788,000 after the payment of the then existing mortgage debt of $1.6 million, associated closing costs and funding of required repair and maintenance escrows. The new $3.0 million mortgage bears interest at 7.5% per annum for the first year and is adjusted thereafter based on the average yield of United States Treasury Securities with a floor of 7.5% per annum,

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7.  NOTES PAYABLE (Continued)

matures September 2005 and requires monthly principal and interest payments. The Partnership has guaranteed 50% of the mortgage.

During 1993, achievement escrows totaling 1.8 million were applied against principal balances on three mortgage loans, $524,000 was applied to reduce the mortgage debt secured by the Granada Apartments in Bellevue, Nebraska, net of $66,000 of prepayment penalties, $924,000 was applied against the mortgage debt secured by the Vineyards Apartments in Broadview Heights, Ohio, net of $117,000 of prepayment penalties and $323,000 was applied against the mortgage debt secured by the Brookview Apartments in Smyrna, Georgia, net of $45,000 prepayment penalties. The new principal balance of each loan is to be amortized over their respective remaining terms of 371 months. All other terms remained unchanged. All prepayment penalties are included in interest expense in the accompanying Consolidated Statements of Operations.

In September 1993, the $2.3 million second lien mortgage loan secured by the Marina Playa Office Building in Santa Clara, California was extended nine months from its original maturity of October 19, 1993 to July 20, 1994. All other loan terms remain unchanged.

In November 1992, the Partnership transferred the net assets of 52 apartment complexes and a wraparound note receivable to GCLP, which then refinanced such assets with a financial institution through the issuance of a $223 million blanket mortgage. GCLP used the refinancing proceeds to pay off the related nonrecourse mortgage debt of the 52 properties and the wraparound note receivable of $175.1 million, after prepayment penalties and discounts, the line of credit with Transcontinental Realty Investors, Inc. ("TCI") of $21.9 million, including accrued but unpaid interest, and make a $8.5 million principal paydown on the Accruing Mortgage. (See NOTE 8. "ACCRUING MORTGAGE.") Refinancing proceeds of $3.8 million were deposited in four escrow accounts, as discussed below. After fees and other closing costs of $12.0 million were paid, net refinancing proceeds of $1.7 million remained. The Partnership recorded an extraordinary loss of $614,000 as a result of prepayment penalties and deferred borrowing costs.

In conjunction with the refinancing, four escrow accounts were established and GCLP made an initial deposit totaling $3.8 million from the refinancing proceeds. The recurring replacement escrow requires monthly deposits of $232,000 and such funds will be used for capital repairs, replacements and improvements. The capital replacement escrow requires monthly deposits totaling $1.7 million in 1994 ($800,000 in 1993). These funds will also be used for capital replacement, repair work and environmental compliance as specified in the loan agreement. The credit enhancement escrow requires monthly deposits totaling $3.0 million in 1994 ($3.0 million in 1993), $3.3 million in 1995, $3.5 million in 1996 and $2.0 million for each of 1997, 1998 and 1999 up to

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7.  NOTES PAYABLE (Continued)

an aggregate maximum amount of $18.5 million. These funds will be used to fund any operating shortfalls. A tax and insurance escrow was also established which requires monthly payments based on projections of real estate taxes and insurance.

Also in conjunction with the GCLP refinancing, a letter of credit was provided by a financial institution for a term of not less than five years and in the amount of $12.5 million. The letter of credit may be drawn upon by GCLP to pay any operating shortfalls, provided such funds are not on deposit in the credit
enhancement escrow, described above,   which will be used, first, to fund
operating shortfalls.  The letter of credit will be reduced by the amount of
(i) each draw on the letter of credit, (ii) each credit enhancement escrow deposit and (iii) any additional deposits made to the credit enhancement escrow account in excess of the requirement. No amounts have been drawn under the letter of credit.

Scheduled notes payable principal payments (including pension notes) are due as follows:

     1994............................................    $    21,629
     1995............................................          9,318
     1996............................................         19,409
     1997............................................         14,682
     1998............................................          6,175
     Thereafter......................................        271,918
                                                         -----------
                                                         $   343,131
                                                         ===========

Included in 1994 maturities is $9.3 million in mortgage debt secured by the Southern Palms Shopping Center in Tempe, Arizona, which is currently in default. The Partnership has reached a tentative agreement to modify and extend the mortgage for five years. Also included in 1994 maturities is $4.2 million in mortgage debt secured by the Cross County Mall in Mattoon, Illinois, which was refinanced in March 1994. See NOTE 3. "REAL ESTATE AND DEPRECIATION."

NOTE 8.    ACCRUING MORTGAGE

In connection with its formation in January 1987, the Partnership restructured $12.7 million of obligations due to Southmark Corporation ("Southmark") or its affiliates (including certain mortgages, payables and accrued interest due to Southmark) into an "Accruing Mortgage". The Accruing Mortgage had a maturity date of September 18, 1994 and was secured by Partnership properties. In November 1992, an affiliate of GCMI, the managing general partner of GCLP, a 99.3% owned limited partnership, acquired the Accruing Mortgage. In connection with the GCLP refinancing $8.5 million was paid against the principal balance and one of the Partnership's collateral apartment properties, the Oak Hollow Apartments in Austin, Texas, was released and the recourse provisions of

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 8.    ACCRUING MORTGAGE (Continued)

the Accruing Mortgage were canceled. In March 1993, the holder of the Accruing Mortgage merged into GCMI and GCMI contributed such mortgage at an agreed value of $900,000 as a substitute capital contribution for its .7% general partner interest in GCLP. In March 1993, the Partnership acquired from GCLP and canceled the Accruing Mortgage in exchange for a $900,000 noninterest bearing unsecured demand note in full satisfaction of principal and accrued but unpaid interest. The Partnership recognized an extraordinary gain of $9.0 million from the discounted acquisition of the Accruing Mortgage.

NOTE 9.    PENSION NOTES

In connection with its formation, the Partnership issued $4.7 million of 8% subordinated Pension Notes to certain investors in exchange for their interest in the net assets of certain of the "rolled-up" partnerships. The Pension Notes were issued under an Indenture between the Partnership and Security Pacific National Bank as successor Trustee. The Pension Notes are unsecured, subordinated obligations of the Partnership and bear interest at the rate of 8% compounded annually. Principal and interest are to be paid upon maturity on September 18, 1997 or earlier redemption.

The Pension Notes are redeemable at the option of the Partnership at any time, in whole or in part, at 100% of the principal amount plus accrued and unpaid interest to the date of redemption. The Pension Notes are also subject to mandatory redemption if the Partnership's current value net worth (as defined in such Indenture) on the last day of each of any two consecutive fiscal quarters is less than 175% of the aggregate redemption price of Pension Notes then outstanding.

The 8% stated interest rate on the Pension Notes is different than the assumed market rate at the time of issuance. Such discount is being amortized over the term of the Pension Notes using the interest method. Interest expense of $1,028,000, $918,000 and $936,000 was incurred on the Pension Notes for the years 1993, 1992, 1991, respectively.

NOTE 10.   WARRANTS

Pursuant to the Moorman Settlement Agreement, the Partnership issued on February 14, 1992, 2,692,773 warrants to purchase an aggregate of 673,193 of its units of limited partner interest subject to adjustment. Each warrant initially entitled the holder thereof to purchase one quarter of one unit at the exercise price ($11.00 per warrant). The initial exercise price was equal to $44.00 per unit and increased to $48.00 per unit on February 14, 1993, subject to adjustment. The warrants are exercisable for five years from the February 14, 1992 date of issuance or until earlier redemption. See NOTE 14. "COMMITMENTS AND CONTINGENCIES - Moorman Settlement."

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 11.   GENERAL PARTNER FEES AND COMPENSATION

General. Mr. Phillips is a general partner and until March 4, 1994, Mr. Friedman was a general partner of SAMLP, the Partnership's General Partner. Mr. Phillips serves as an officer and director of SAMI, the Partnership's Managing General Partner. Messrs. Phillips and Friedman are also officers, directors or trustees of various entities engaged in real estate and related activities. These entities may have the same objectives and may be engaged in activities similar to those of the Partnership.

Property Management Fees. As compensation for providing property management services to the Partnership's property, as provided in the Partnership Agreement, the General Partner or an affiliate of the General Partner is to receive a reasonable property management fee. Since February 1, 1990, affiliates of the Managing General Partner have provided property management services to the Partnership. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides such property management services for a fee of 5% or less of the monthly gross rents collected on the properties under management. In many cases, Carmel, Ltd. subcontracts with other entities for the property-level management services to the Partnership at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) Syntek West, Inc. ("SWI"), of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of nine of the Partnership's commercial properties to Carmel Realty, Inc. which is owned by SWI. Carmel, Ltd. does not perform property management services for GCLP.

Leasing Commissions. As compensation for providing leasing and rent-up services for a Partnership property, as provided in the Partnership Agreement, the General Partner or an affiliate of the General Partner shall be paid a reasonable leasing commission.

Reimbursement of Administrative Expenses. To the extent that officers or employees of the general partners or any of their affiliates participate in the operation or administration of the Partnership or GCLP, the general partners and their affiliates are to be reimbursed under the partnership agreements for salaries, travel, rent, depreciation, utilities or general overhead items incurred and properly allocable to such services. Such amounts are included in General and Administrative expense in the accompanying Consolidated Statements of Operations.

General Partner Compensation. As base compensation for providing administrative and management services under the Partnership Agreement, the General Partner is entitled to receive from the Partnership an annual partnership management fee equal to 10% of distributions made in each calendar year of Cash from Operations, as defined in the Partnership Agreement, for the calendar year, payable within 90 days

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 11.   GENERAL PARTNER FEES AND COMPENSATION (Continued)

after the end of that calendar year. As additional incentive compensation, the General Partner is entitled to receive in each calendar year an amount equal to 1% of the Average Unit Market Price, as defined in the Partnership Agreement, for that calendar year. Provided, however, that no incentive compensation is payable unless distributions of cash from operations exceed 6% of the Exchange Value of the original assets, also as defined in the Partnership Agreement.
The General Partner has waived its base compensation during the pendency of the Moorman Settlement Agreement.

Real Estate Brokerage Commissions. The General Partner or an affiliate of the General Partner may, pursuant to the Partnership Agreement, charge a reasonable real estate brokerage commission, payable at the time the Partnership acquires title to, or beneficial ownership in, an acquired property. Upon the sale of any Property by the Partnership, the General Partner or an affiliate of the General Partner may, pursuant to the Partnership Agreement, charge a reasonable real estate brokerage commission, payable at the time the Partnership transfers title to the property. In each case, such commissions are payable only if the General Partner or such affiliate actually performed brokerage services.

Incentive Disposition Fee. Under the Partnership Agreement, the General Partner or an affiliate of the General Partner is paid a fee equal to 10% of the amount, if any, by which the Gross Sales Price, as defined in the Partnership Agreement, of any property sold by the Partnership exceeds 110% of the Adjusted Cost, also as defined in the Partnership Agreement, of such property.

Acquisition Fees. As compensation under the Partnership Agreement for services rendered in structuring and negotiating the acquisition by the Partnership of any property, other than an Initial Property, as defined in the Partnership Agreement, the General Partner or an affiliate of the General Partner is paid a fee in an amount equal to 1% of the Original Cost, also as defined in the Partnership Agreement, of such property.

Fees For Additional Services. Under the Partnership Agreement the General Partner or an affiliate of the General Partner may provide services other than those set out above for the Partnership in return for reasonable compensation.





                     (THIS SPACE INTENTIONALLY LEFT BLANK.)

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 11.   GENERAL PARTNER FEES AND COMPENSATION (Continued)

Fees and cost reimbursement to SAMLP, the General Partner of the Partnership and its affiliates:

                                                 1993                1992                1991
                                             -------------       -------------       -------------
Property management fees*.........           $         527       $         956       $         935
Loan placement fees...............                      30               2,325                  71
Real estate commissions...........                     -                    93                 -
Leasing commissions...............                     159                  93                  32
Reimbursement of administrative
 expenses........................                    2,539               2,798               2,471
                                             -------------       -------------           ---------
                                             $       3,255       $       6,265       $       3,509
                                             =============       =============       =============

- ----------------------------------

*   Net of property management fees paid to subcontractors.

Cost reimbursements to GCMI, the general partner of GCLP:

                                            1993               1992               1991
                                        ------------       ------------       -----------
Reimbursement of administrative
 expenses........................       $        837       $        108       $        -
                                        ============       ============       ============

Rent. The office building which serves as headquarters for the Partnership, BCM and other entities managed by BCM or Mr. Phillips is located in Dallas, Texas. The office building is owned by Search/Lodges Diversified, L.P., in which BCM is a limited partner. The Partnership leased its office space in October 1989, under a five-year lease which expires in 1994. Total rental expense paid by the Partnership to BCM or its affiliates was $301,000 in 1993, $288,000 in 1992 and $272,000 in 1991.

Minimum future rents due under the remaining lease term are as follows:

 1994...........................................       $      312
                                                       ==========

NOTE 12.    RENTALS UNDER OPERATING LEASES

The Partnership's rental operations include the leasing of office buildings and shopping centers. The leases thereon expire at various dates through 2013.
The following is a schedule of minimum future rentals on non-cancelable operating leases as of December 31, 1993:

       1994..........................................    $      8,693
       1995..........................................           7,834
       1996..........................................           6,581
       1997..........................................           4,587
       1998..........................................           3,159
       Thereafter....................................          14,567
                                                         ------------
                                                         $     45,421
                                                         ============

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 13.   INCOME TAXES

The Partnership's partners include their share of partnership income or loss in their respective tax returns and, accordingly, no federal or state income taxes have been provided in the accompanying Consolidated Financial Statements.

In December 1987, Congress passed legislation requiring certain publicly traded partnerships to be taxed as corporations. National Realty qualifies for "grandfather" treatment and will be treated as a partnership for federal tax purposes until at least 1997, unless the Partnership adds a substantial new line of business, which would require approval of the Oversight Committee (see
NOTE 14. "COMMITMENTS AND CONTINGENCIES - Moorman Settlement") and will continue to be so treated thereafter if 90% or more of its gross income consists of qualifying income from real estate activities. As presently operated, National Realty meets this qualification.

Under the legislation, losses are suspended and carried forward to offset future income or gain from the Partnership's operations or gain upon a partner's disposition of all units held. Any remaining income will be taxed as portfolio income.

NOTE 14.   COMMITMENTS AND CONTINGENCIES

Moorman Settlement

The Partnership is party to a settlement agreement, dated as of May 9, 1990, between plaintiffs Joseph B. Moorman, et al. and defendants Robert A. McNeil, National Realty, the Operating Partnership, SAMLP, Messrs. Phillips and Friedman, and Shearson Lehman Hutton Inc., successor-in-interest to defendant E.F. Hutton & Company Inc., relating to the action entitled Moorman, et al. v. Southmark Corporation, et al. Such action was filed on September 2, 1987, in the Superior Court of the State of California, County of San Mateo. The plaintiffs' motion for class certification, was granted, for purposes of settlement only, on May 16, 1990. The "Class Members" are those persons who, as of September 17, 1987, were limited partners of one or more of McNeil Real Estate Fund VI, Ltd., McNeil Real Estate Fund VII, Ltd. and McNeil Real Estate Fund VIII, Ltd. (each a California limited partnership that was merged into the Operating Partnership by means of an exchange transaction), exclusive of (i) the defendants in the action and certain affiliates of such defendants and (ii) those persons who elected to be excluded from the plaintiff class. On May 9, 1990, the Partnership agreed to settle such action pursuant to the terms of a written agreement (the "Moorman Settlement Agreement"). On June 29, 1990, after a hearing as to its fairness, reasonableness and adequacy, the Moorman Settlement Agreement was granted final court approval.

By agreeing to settle the Moorman action, the Partnership, SAMLP, and Messrs. Phillips and Friedman did not and do not admit any liability whatsoever.

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 14.   COMMITMENTS AND CONTINGENCIES (Continued)

Moorman Settlement (Continued)

The terms of the Moorman Settlement Agreement are complex and the following summary is qualified in its entirety by reference to the text thereof, which was previously included as an exhibit to a Partnership filing with the Securities and Exchange Commission. The Moorman Settlement Agreement provides for a plan (the "Moorman Settlement Plan") consisting of, among other things, the following: (i) the appointment and operation of a committee (the "Oversight Committee"), to oversee the implementation of the Moorman Settlement Plan, (ii) the appointment and operation of an audit committee having a majority of members unaffiliated with Messrs. Phillips and Friedman or SAMLP, (iii) the establishment of specified annually increasing targets described below (each a "Target") for each of the next five years, relating to the price of the units of limited partner interest as decreased for certain distributions to unitholders, (iv) an agreement by SAMLP not to seek reimbursement of greater than $500,000 per year for Messrs. Phillips' and Friedman's salaries for serving as general partners of SAMLP, (Mr. Friedman resigned as general partner of SAMLP effective March 4, 1994) and a deferral of such payments until such time as a Target may be met, and, if SAMLP resigns as General Partner, a waiver of any compensation so deferred, (v) a deferral until such time as a Target may be met of certain future annual General Partner compensation payable, pursuant to the Partnership's governing documents, to SAMLP or its affiliates, and, if SAMLP resigns as General Partner, a waiver of any compensation so deferred,
(vi) the required distribution to unitholders of all the Partnership's operating cash flow in excess of certain renovation costs, unless the Oversight Committee approves alternative uses for such operating cash flow, (vii) the issuance of Warrants to purchase an aggregate of up to 687,500 units (the "Warrants") to Class Members, (viii) the contribution by certain co-defendants of cash and notes payable to the Partnership aggregating $5.5 million (including $2.5 million to be contributed by SAMLP and its general partners over a four-year period), (ix) the amendment of the Partnership Agreement to reduce the vote required to remove the General Partner from a two-thirds vote to a majority vote of the units, (x) the Partnership's redemption of its unit purchase rights and an agreement not to adopt a similar rights plan without Oversight Committee approval and (xi) the Partnership's payment of certain settlement costs, including plaintiffs' attorneys' fees in the amount of $3.4 million. The Moorman Settlement Plan will remain in effect for a maximum period of five years from the May 9, 1990 announcement of the Moorman Settlement Agreement to the financial press, and the Warrants will remain exercisable for five years from the February 14, 1992 date of issuance or until earlier redemption.

In May 1991, 1992 and 1993, SAMLP, on behalf of itself and its general partners, made the first three of its four annual payments of $631,000 (including accrued interest), to the Partnership, as required by the Moorman Settlement Agreement. The final payment of $631,000 is to be paid in May 1994.

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 14.   COMMITMENTS AND CONTINGENCIES (Continued)

Moorman Settlement (Continued)

If the Partnership falls short of a Target for any one year of the Moorman Settlement Plan by 10% or more, then the Oversight Committee may request that the Partnership dispose of a portion of its assets and distribute the resulting net proceeds to unitholders. Specifically, (i) if the shortfall equals 10% or more but less than 35% of a Target, then the Oversight Committee may request that the Partnership sell assets having at least 10% of the Partnership's then aggregate Equity Value, as defined in the Moorman Settlement Agreement, in real estate and other assets, and (ii) if the shortfall equals 35% or more of a Target, then the Oversight Committee may request that the Partnership sell assets having at least 20% of the Partnership's then aggregate Equity Value in real estate and other assets.

If Targets are not met for any two successive years of the Moorman Settlement Plan or for the final year of the Moorman Settlement Plan, SAMLP will be required to withdraw as General Partner effective at the time a successor general partner is elected. Upon, among other things, the withdrawal of SAMLP as General Partner and the due election and taking office of a successor, the Moorman Settlement Plan would terminate.

The first two annual Targets, relating to unit market price were as follows:

         Anniversary Date                                Target
         ----------------                               ---------
         May 9, 1991.............................       $   44.00
         May 9, 1992.............................           57.00

Whether a given Target was achieved was determined by reference to the average closing price per unit of National Realty's units of limited partner interest on the American Stock Exchange ("AMEX") for the period beginning 30 days before the corresponding Anniversary Date and ending 30 days thereafter. There shall be added to this average closing price all distributions made after May 9, 1990, compounded at 9% per annum. Thus, achievement of the Targets may be accomplished both through increases in the price of units and by distributions to unitholders. The May 1991 Target of $44.00 per unit was not achieved and the Oversight Committee formally requested that the Partnership sell real property and other assets with an equity value of at least 20% of the aggregate equity value of the real property and other assets owned by the Partnership as of December 31, 1990. The General Partner selected a group of assets which it offered for sale and such assets were classified as real estate held for sale. Five of the assets selected were apartment complexes which were transferred to GCLP and refinanced, and are no being longer offered for sale. Accordingly, these assets were classified as held for investment in the Partnership's Consolidated Balance Sheets at December 31, 1992 and 1993.

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 14. COMMITMENTS AND CONTINGENCIES (Continued)

Moorman Settlement (Continued)

The Target for the second anniversary date of May 9, 1992 was $57.00 per unit. The average market price per unit for the averaging period was $20.93 and therefore, the second Target was not met. Since the Target has not been met for two successive years, the Moorman Settlement Agreement requires that SAMLP resign as General Partner, effective upon the election and qualification of its successor. On July 8, 1992, SAMLP notified the Oversight Committee of the failure to meet the Target for two successive years.

Upon, among other things, the withdrawal of SAMLP as General Partner and the due election and taking office of a successor, the Moorman Settlement Plan would terminate. Withdrawal of SAMLP as General Partner pursuant to the Moorman Settlement Agreement requires unitholders to elect a successor general partner by majority vote. Upon the withdrawal or removal of the General Partner without the selection of a successor, the Partnership would be dissolved.

The Moorman Settlement Agreement provides that between the date of the certification causing the General Partner's resignation and the date a successor general partner takes office, the resigning General Partner shall limit its activities, as General Partner, to the conduct of the business of the Partnership in the ordinary course, shall not, without consent of the Oversight Committee, purchase or sell any real estate or other assets of the Partnership not in progress on said date, shall cooperate in the election of a successor general partner and shall cooperate with its successor to facilitate a change in the office of General Partner of the Partnership. The resigning General Partner will continue to receive fees, expenses and distributions, if any, while the solicitation is prepared.

Any dispute between the General Partner and the Oversight Committee concerning the operation of the Moorman Settlement Agreement is to be resolved by the Judge appointed pursuant to the Moorman Settlement Agreement to supervise its implementation.

The withdrawal of the General Partner would require the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. Under the Moorman Settlement Agreement, payment for such Redeemable General Partner Interest, fees and other compensation may, at the Oversight Committee's option, be paid over a three year period pursuant to a secured promissory note bearing interest at the prime rate and containing commercially reasonable terms and collateral. Under the Moorman Settlement Plan, the purchase price for Redeemable General Partner Interest would be calculated, as of the time SAMLP withdraws as General

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 14. COMMITMENTS AND CONTINGENCIES (Continued)

Moorman Settlement (Continued)

Partner under the Partnership's governing documents. The Managing General Partner has calculated the Redeemable General Partner Interest at December 31, 1993 to be $25.8 million, and believes there has been no material change in such value since such date. The Partnership would be entitled to offset against any such payment the then outstanding principal balance ($4.2 million at December 31, 1993) plus all accrued but unpaid interest ($3.5 million at December 31, 1993) on the note receivable from SAMLP described in NOTE 1. "ORGANIZATION." In the accompanying Consolidated Financial Statements, the Redeemable General Partner Interest is shown as a reduction of Partners' Equity. The note receivable from the General Partner has been offset against the Redeemable General Partner Interest. The Oversight Committee has informed the Partnership that it calculated the amount of such Redeemable General Partner Interest at December 31, 1993, before the note receivable and unpaid interest offset described above, to be approximately $20.0 million. When SAMLP withdraws as General Partner of the Partnership, the value of the Redeemable General Partner Interest would depend on the fair value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

In October 1993, SAMLP and the Oversight Committee reached an agreement in principle, evidenced by a detailed Term Sheet, to nominate a candidate for successor General Partner and to resolve all related matters under the Moorman Settlement Agreement. The following summary is qualified in its entirety by reference to the text of the Term Sheet filed as an exhibit to the Partnership's Current Report on Form 8-K dated October 6, 1993. The Term Sheet provides that the nominee for successor General Partner will be a newly formed corporation which will be a wholly-owned subsidiary of SAMLP. The Term Sheet also sets forth an agreement in principle to effect a restructuring of National Realty and the spinoff by National Realty to its unitholders of shares of a newly formed subsidiary which would qualify as a Real Estate Investment Trust ("REIT") for federal tax purposes and would be the beneficial owner of 75% of NOLP's partnership interest in GCLP. The Term Sheet also contains proposed amendments to the National Realty partnership agreement. Pursuant to the Term Sheet, the Partnership will be relieved of any obligation to acquire the Redeemable General Partner Interest or to pay any other fees or compensation to SAMLP upon SAMLP's withdrawal as General Partner.

The parties are preparing the agreements and other documents contemplated by the Term Sheet. Upon execution of an agreement embodying the provisions of the Term Sheet, the Oversight Committee and SAMLP will petition the Supervising Judge for his approval of the

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 14. COMMITMENTS AND CONTINGENCIES (Continued)

Moorman Settlement (Continued)

agreement. The proposed restructuring of National Realty and the formation and spinoff of the REIT, the election of the new general partner and the proposed amendments to the Partnership Agreement require unitholder approval before becoming effective.

Southmark Litigation

During 1990 and 1991, several adversary proceedings were initiated against the Partnership and others by Southmark and its affiliates. On December 27, 1991, the Partnership and several other parties entered into a comprehensive settlement of litigation with Southmark (the "Southmark Settlement Agreement"). The settlement covered all actions between Southmark and its affiliates and National Realty and its affiliates.

Pursuant to the Southmark Settlement Agreement, Southmark is to receive $13.2 million from the various settling parties. As of December 31, 1993, Southmark had received payments totaling $11.9 million. The remaining balance of $1.3 million is to be paid on June 27, 1994. Southmark also received from ART a 19.2% limited partnership interest in SAMLP, the general partner of the Partnership. ART has an option to repurchase the SAMLP partnership interest from Southmark for $2.4 million. Such option expires December 27, 1994. The unpaid balance of the settlement is secured by a pledge of ART securities having a minimum market value of 145% of the unpaid balance and by ART's remaining limited partnership interest in SAMLP not conveyed to Southmark.

In addition to the pledge of securities securing the payment to Southmark, Messrs. Phillips and Friedman, ART and SWI each executed and delivered separate, final, nonappealable judgments in favor of Southmark, each in the amount of $25 million. In the event of default, Southmark is entitled to entry of those judgments and to recover from the parties an aggregate of $25 million, subject to reduction for any amounts previously paid. If the settlement obligations are met, the judgments will be returned to the defendants.

Of the $13.2 million to be paid to Southmark, the Partnership is to pay $1.8 million, the net amount which it had recorded as due to Southmark as of the date the Southmark Settlement Agreement was entered into. To date, the Partnership has made payments totaling $1.5 million. The remaining balance of $265,000 is to be paid by the Partnership on June 27, 1994. To secure its settlement payment obligation to Southmark, the Partnership issued 300,000 new units of limited partner interest to ATN Equity Partnership ("ATN") which pledged such units to Southmark along with securities of ART and Transcontinental Realty Investors, Inc. As of December 31, 1993, all 300,000 units had been released from the pledge, returned to the Partnership and canceled.

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 14. COMMITMENTS AND CONTINGENCIES (Continued)

Other Litigation

The Partnership is also involved in various other lawsuits arising in the ordinary course of business. Management of the Partnership is of the opinion that the outcome of these lawsuits will have no material impact on the Partnership's financial condition.

NOTE 15. LIQUIDITY

The Partnership's principal sources of cash flow have been and will continue to be from property operations and externally generated funds. Externally generated funds include borrowings, proceeds from the sale of Partnership properties and other assets, proceeds from the issuance of debt secured by Partnership properties or mortgage notes receivable. As discussed in NOTE 14. "COMMITMENTS AND CONTINGENCIES - Moorman Settlement," the Managing General Partner is required to resign upon the election and qualification of its successor. The Oversight Committee can require the Partnership to purchase the Redeemable General Partner Interest for either cash or the issuance of a secured note, payable over three years. The Partnership's operating cash flow is not expected to be sufficient to purchase the Redeemable General Partner Interest without asset sales and/or further refinancings. However, the General Partner and the Oversight Committee have reached an agreement in principle whereby the Partnership will be relieved of any obligation to acquire the Redeemable General Partner Interest. However, if the spinoff of the to be formed REIT shares occurs, the Partnership will no longer receive 100% of the cash distributions from the GCLP properties which amounted to $1.7 million in 1993.

Currently, all but five of the Partnership's properties are encumbered by mortgage debt. In addition to the possibility of purchasing the Redeemable General Partner Interest, mortgage debt totaling $21.6 million is in default or comes due in 1994. It is the Partnership's intention to either pay the mortgages when due, or seek to extend the due dates one or more years while attempting to obtain long-term financing. The Partnership also intends to seek to refinance certain mortgages not due in 1994 and use the proceeds for working capital purposes. Due to the limited long-term financing available to the Partnership, there can be no assurance that the Partnership will be successful in extending such "balloon" payments or that it will not ultimately lose certain of its properties to foreclosure.

However, the General Partner believes it will continue to be successful in obtaining at least the minimum amount of extensions or other proceeds to enable the Partnership to maintain ownership of all properties in which it has equity.

The Partnership has reached a tentative agreement with a lender for the modification and extension of a mortgage, which matured in 1993, with a

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 15. LIQUIDITY (Continued)

principal balance of $9.3 million at December 31, 1993. In addition, $4.2 million of scheduled 1994 principal maturities were successfully refinanced in March 1994. See NOTE 3. "REAL ESTATE AND DEPRECIATION."

As of March 11, 1994, the Partnership had three apartment complexes under contract for sale. The Partnership anticipates finalizing such transactions during the second quarter of 1994. The assets have been reclassed as real estate held for sale in the Partnership's accompanying Consolidated Balance Sheet. The Partnership, however, can give no assurance that it will successfully complete these property sales. See NOTE 3. "REAL ESTATE AND DEPRECIATION."

NOTE 16. QUARTERLY DATA

The following is a tabulation of the unaudited quarterly results of operations for the years 1993 and 1992.

                                                                   Quarter Ended
                                           ------------------------------------------------------------------
                                            March 31          June 30         September 30        December 31
                                           ----------        ---------        ------------        -----------
1993
- ----
Revenues......................             $    25,460       $     25,689      $     25,981        $     25,914
Expenses......................                 (26,822)           (26,473)          (28,507)            (29,037)
                                           -----------       ------------      ------------        ------------
(Loss) from operations........                  (1,362)              (784)           (2,526)             (3,123)

(Loss) before
   extraordinary gain.........                  (1,362)              (784)           (2,526)             (3,123)
Extraordinary gain (loss).....                   9,046                -                 -                   -
                                           -----------       ------------      ------------        ------------

Net income (loss).............             $     7,684       $       (784)     $     (2,526)       $     (3,123)
                                          ============       ============      ============        ============

Earnings per unit
(Loss) before extraordinary
   gain.......................             $      (.58)      $       (.33)     $      (1.13)       $      (1.40)
Extraordinary gain............                    3.83               -                 -                   -
                                           -----------        -----------      ------------        ------------

Net income (loss) per unit....             $      3.25       $       (.33)     $      (1.13)       $      (1.40)
                                          ============       ============      ============        ============


In the first quarter of 1993, the Partnership recorded a $9.0 million extraordinary gain as a result of its acquisition, at a discount, of the Accruing Mortgage. See NOTE 8. "ACCRUING MORTGAGE."





                     (THIS SPACE INTENTIONALLY LEFT BLANK.)

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 16. QUARTERLY DATA (Continued)

                                                                     Quarter Ended
                                           ------------------------------------------------------------------
                                            March 31          June 30         September 30        December 31
                                           ----------        ---------        ------------        -----------
1992
- ----
Revenues......................             $     25,166      $     25,534      $     25,960        $     25,410
Expenses......................                  (27,849)          (28,061)          (29,089)            (28,028)
                                           ------------      ------------      ------------        ------------

(Loss) from operations........                   (2,683)           (2,527)           (3,129)             (2,618)
Gain on sale of real estate...                      -                 -                 375                 -
Litigation settlement.........                    1,030               -                 -                   -
                                           ------------      ------------      ------------        ------------

(Loss) before
   extraordinary gain.........                   (1,653)           (2,527)           (2,754)             (2,618)
Extraordinary gain (loss).....                      -                 -               6,942                (557)
                                           ------------      ------------      ------------        ------------

Net income (loss).............             $     (1,653)     $     (2,527)     $      4,188        $     (3,175)
                                          =============      ============      ============        ============

Earnings per unit
(Loss) before extraordinary
   gain.......................             $       (.70)     $      (1.03)     $      (1.15)       $      (1.10)
Extraordinary gain............                    -                 -                  2.90                (.23)
                                           ------------      ------------      ------------        -----------

Net income (loss) per unit....             $       (.70)     $      (1.03)     $       1.75        $      (1.33)
                                          =============      ============      ============        ============

In the first quarter of 1992, the Partnership recorded a $416,000 provision for loss to write-down the carrying value of one of the Partnership's office buildings to the related nonrecourse debt balance. The office building was foreclosed by the lienholder in June 1992.

In the third quarter of 1992 the Partnership recorded a $500,000 provision for loss to reserve against the carrying value of a note participation. The Partnership also recorded extraordinary gains from the forgiveness of nonrecourse mortgage debt related to the foreclosure of three apartment properties.

In the fourth quarter of 1992, the Partnership recorded a $1.1 million provision for loss to reserve against a note participation. The Partnership also recorded $557,000 extraordinary loss primarily related to the GCLP refinancing resulting from negotiated discounts net of prepayment penalties and deferred borrowing costs.





                     (THIS SPACE INTENTIONALLY LEFT BLANK.)

                                                                      SCHEDULE X


                             NATIONAL REALTY, L.P.
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION





                                              1993            1992            1991
                                           ----------      ----------      ----------
                                                     (dollars in thousands)
Items Charged to Expense

Maintenance and repairs.............       $    21,467     $   21,293      $   21,577

Taxes, other than payroll
   and income taxes..................           11,281          9,363           9,280

Marketing and leasing...............             4,488          4,817           4,028

                                                                    SCHEDULE XI
                             NATIONAL REALTY, L.P.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1993


                                    Initial Cost to Partnership                Gross Amount Carried at Close of Period (1)
                                  ---------------------------------   ------------------------------------------------------------
                                                                       Cost Capitalized
                                                                         Subsequent to
                                                          Building        Acquisition                    Building
                                                        and Improve- ----------------------             and Improve-
         Description              Encumbrances   Land      ments     Improvements   Other        Land       ments         Total
- -----------------------------     ------------ -------- ------------ ------------ ---------   ---------- -----------   -----------
                                                                (dollars in thousands)
56 Expressway Office Building..    $     -     $   406   $  3,976    $    560    $(2,386)(3)   $    406   $    2,150    $   2,556
  Oklahoma City, OK
Alexandria Apartments..........        6,743       612      6,778         823         -             612        7,601        8,213
  Decatur, GA
Arlington Place Apartments.....        2,827       330      3,275         574         -             330        3,849        4,179
  Pasadena, TX
Barcelona Apartments...........        4,208     1,400      5,600         102         -           1,400        5,702        7,102
  Tampa, FL
Bavarian Apartments............        6,944       547      5,528         129         -             547        5,657        6,204(4)
  Middletown, OH
Bent Tree Apartments...........        4,969     1,047      7,036         438         -           1,047        7,474        8,521
  Addison, TX
Blackhawk Apartments...........        3,606       253      4,081         210         -             253        4,291        4,544
  Ft. Wayne, IN
Brandywine Apartments..........        6,785       565      7,569         532         -             565        8,101        8,666(4)
  East Lansing, MI
Bridgestone Apartments.........        1,410       169      1,780          48         -             169        1,828        1,997
  Friendswood, TX
Brookview Gardens Apartments...        2,921       385      2,085         216         -             385        2,301        2,686
  Smyrna, GA
Candlelight Square Apartments..        2,002       148      1,928         112         -             145        2,043        2,188
  Lenexa, KS
Chalet Apartments..............        3,057       260      2,994          42         -             260        3,036        3,296
  Topeka, KS
Chateau Apartments.............        1,988       130      1,723          24         -             130        1,747        1,877
  Bellevue, NE
Club Mar Apartments............        6,095     1,248      4,993         -           -           1,248        4,993        6,241
  Sarasota, FL
Confederate Point Apartments...        4,270       246      3,736         470         -             246        4,206        4,452
  Jacksonville, FL
Country Place Apartments.......        2,068       246      3,268           7         -             246        3,275        3,521
  Round Rock, TX
Countryside Plaza Shopping
Center.........................        2,090       843      3,179         712         -             843        3,891        4,734(4)
  Clearwater, FL
Covered Bridge Apartments......        3,546       219      3,425          65         -             219        3,490        3,709
  Gainesville, FL
Creekwood Apartments...........        1,188       489      1,955         656         -             489        2,611        3,100
  College Park, GA
Crestview Shopping Center......          920       239      1,512          92         -             239        1,604        1,843
  Crestview, FL
Cross County Mall Shopping
Center.......................          4,178       608      6,468       2,320         -             608        8,788        9,396
  Mattoon, IL
Cullman Shopping Center......          1,003       400      1,830         116         -             400        1,946        2,346
  Cullman, AL

                                                                 Life on
                                                                  Which
                                                Date           Depreciation
                                                 of             in Latest
                                                Con-            Statement
                                  Accumulated  struct-  Date   of Operation
         Description              Depreciation  tion  Acquired is Computed
- -----------------------------     ------------ ------ -------- ------------
                                            (dollars in thousands)
56 Expressway Office Building..     $  1,865    1981    03/82  7 - 40 years
  Oklahoma City, OK
Alexandria Apartments..........        4,556    1973    09/77  7 - 40 years
  Decatur, GA
Arlington Place Apartments.....        2,506    1973    11/76  7 - 40 years
  Pasadena, TX
Barcelona Apartments...........          491    1971    09/90  7 - 40 years
  Tampa, FL
Bavarian Apartments............        2,317    1972    01/84  7 - 40 years
  Middletown, OH
Bent Tree Apartments...........        3,602    1980    06/80  7 - 40 years
  Addison, TX
Blackhawk Apartments...........        2,572    1972    12/78  7 - 40 years
  Ft. Wayne, IN
Brandywine Apartments..........        4,455    1975    03/79  7 - 40 years
  East Lansing, MI
Bridgestone Apartments.........          908    1979    06/82  7 - 40 years
  Friendswood, TX
Brookview Gardens Apartments...        1,525    1964    12/77  7 - 40 years
  Smyrna, GA
Candlelight Square Apartments..        1,194    1971    11/77  7 - 40 years
  Lenexa, KS
Chalet Apartments..............        1,439    1964/   04/82  7 - 40 years
  Topeka, KS                                    74/78
Chateau Apartments.............          878    1968    02/81  7 - 40 years
  Bellevue, NE
Club Mar Apartments............           52            07/93  7 - 40 years
  Sarasota, FL
Confederate Point Apartments...        2,448    1969    05/79  7 - 40 years
  Jacksonville, FL
Country Place Apartments.......        1,524    1980    07/82  7 - 40 years
  Round Rock, TX
Countryside Plaza Shopping
Center.........................        1,295    1978    05/85  7 - 40 years
  Clearwater, FL
Covered Bridge Apartments......        2,669    1972    10/79  7 - 40 years
  Gainesville, FL
Creekwood Apartments...........          331    1973    04/90  7 - 40 years
  College Park, GA
Crestview Shopping Center......          840    1979    05/78  7 - 40 years
  Crestview, FL
Cross County Mall Shopping
Center.......................          4,831    1971    08/79  7 - 40 years
  Mattoon, IL
Cullman Shopping Center......            986    1979    02/79  7 - 40 years
  Cullman, AL

                                                                     SCHEDULE XI
                                                                     (Continued)
                             NATIONAL REALTY, L.P.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1993


                                    Initial Cost to Partnership                Gross Amount Carried at Close of Period (1)
                                  ---------------------------------   ------------------------------------------------------------
                                                                       Cost Capitalized
                                                                         Subsequent to
                                                          Building        Acquisition                    Building
                                                        and Improve- ----------------------             and Improve-
         Description              Encumbrances   Land      ments     Improvements   Other        Land       ments         Total
- -----------------------------     ------------ -------- ------------ ------------ ---------   ---------- -----------   -----------
                                                                              (dollars in thousands)
Executive Court Office
Building.....................      $     586   $   271   $    2,099  $     644    $    -      $    271   $    2,743    $   3,014
  Memphis, TN
Fair Oaks Apartments.........          3,110       470        2,661        112         -           470        2,773        3,243
  Euless, TX
Fondren Office Building......            -         366        5,100        140     (3,421)(3)      366        1,819        2,185
  Houston, TX
Four Seasons Apartments......          5,105     1,264        8,447        699         -         1,264        9,146       10,410
  Denver, CO
Fox Club Apartments..........          6,786       902        7,294        441         -           902        7,735        8,637
  Indianapolis, IN
Foxwood Apartments...........          3,564       218        3,188        308         -           218        3,496        3,714
  Memphis, TN
Granada Apartments...........          4,685       231        4,682        482         -           231        5,164        5,395
  Bellevue, NE
Harbor Plaza Shopping Center.            -         817        2,587        188         -           821        2,771        3,592
  Aurora, CO
Harbour Point Apartments.....          3,119       252        3,730      1,444         -           252        5,174        5,426
  Miami, FL
Hidden Valley Apartments.....          4,353       274        3,636        198        (13)         261        3,834        4,095(4)
  Grand Rapids, MI
Horizon East Apartments......          1,535       592        2,628        417         -           592        3,045        3,637
  Dallas, TX
Katella Plaza Shopping Center          1,812       -          2,844        482         -           -          3,326        3,326
  Orange, CA
Kimberly Woods Apartments....          3,318       571        3,802        802         -           571        4,604        5,175
  Tucson, AZ
King Village Apartments......          2,212       184        2,716        253         -           184        2,969        3,153
  Huntsville, AL
La Mirada Apartments.........          5,689       392        5,454        884         -           392        6,338        6,730
  Jacksonville, FL
Lake Nora Arms Apartments....         10,290       737       10,774        570         -           737       11,344       12,081(4)
  Indianapolis, IN
Lakewood Park Apartments.....          3,150       800        3,200         19         -           800        3,219        4,019
  St. Petersburg, FL
Lantern Ridge Apartments.....          1,540       130        1,721         21         -           177        1,695        1,872
  Richmond, VA
Mallard Lake Apartments......          6,764       534        7,099        601         -           534        7,700        8,234
  Greensboro, NC
Manchester Commons...........          5,106       635        4,654        505         -           635        5,159        5,794
  Manchester, MO
Marina Playa Office Building.          4,632     1,237        4,339      4,411           -       1,237        8,750        9,987(4)
  Santa Clara, CA
Melrose Business Park........            -         367        2,674         41      (1,000)        367        1,715        2,082
  Oklahoma City, OK
Mesa Court Apartments........          1,813       492        1,968         55         -           492        2,023        2,515
  Mesa, AZ

                                                                Life on
                                                                  Which
                                                Date           Depreciation
                                                 of             in Latest
                                                Con-            Statement
                                  Accumulated  struct-  Date   of Operation
         Description              Depreciation  tion  Acquired is Computed
- -----------------------------     ------------ ------ -------- ------------
                                            (dollars in thousands)
Executive Court Office
Building.....................     $    1,148    1980    09/82  7 - 40 years
  Memphis, TN
Fair Oaks Apartments.........            325    1978    07/89  7 - 40 years
  Euless, TX
Fondren Office Building......          1,454    1982    07/83  7 - 40 years
  Houston, TX
Four Seasons Apartments......          3,102    1970    07/84  7 - 40 years
  Denver, CO
Fox Club Apartments..........          3,281    1972    11/83  7 - 40 years
  Indianapolis, IN
Foxwood Apartments...........          2,111    1974    08/79  7 - 40 years
  Memphis, TN
Granada Apartments...........          2,758    1974    10/78  7 - 40 years
  Bellevue, NE
Harbor Plaza Shopping Center.          1,408    1979    09/81  7 - 40 years
  Aurora, CO
Harbour Point Apartments.....          2,757    1972    12/77  7 - 40 years
  Miami, FL
Hidden Valley Apartments.....          1,909    1973    07/81  7 - 40 years
  Grand Rapids, MI
Horizon East Apartments......          1,892    1972    05/78  7 - 40 years
  Dallas, TX
Katella Plaza Shopping Center          1,764    1971    12/80  7 - 40 years
  Orange, CA
Kimberly Woods Apartments....          2,938    1973    12/77  7 - 40 years
  Tucson, AZ
King Village Apartments......          1,912    1960    08/75  7 - 40 years
  Huntsville, AL
La Mirada Apartments.........          3,655    1971    01/79  7 - 40 years
  Jacksonville, FL
Lake Nora Arms Apartments....          6,727    1973    06/78  7 - 40 years
  Indianapolis, IN
Lakewood Park Apartments.....            242    1976    12/90  7 - 40 years
  St. Petersburg, FL
Lantern Ridge Apartments.....          1,347    1974    03/79  7 - 40 years
  Richmond, VA
Mallard Lake Apartments......          4,184    1974    05/79  7 - 40 years
  Greensboro, NC
Manchester Commons...........          3,224    1972    06/78  7 - 40 years
  Manchester, MO
Marina Playa Office Building.          4,244    1972    12/76  7 - 40 years
  Santa Clara, CA
Melrose Business Park........          1,158    1980    03/82  7 - 40 years
  Oklahoma City, OK
Mesa Court Apartments........            189    1972    05/90  7 - 40 years
  Mesa, AZ

                                                                     SCHEDULE XI
                                                                     (Continued)
                             NATIONAL REALTY, L.P.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1993

                                    Initial Cost to Partnership                Gross Amount Carried at Close of Period (1)
                                  ---------------------------------   ------------------------------------------------------------
                                                                       Cost Capitalized
                                                                         Subsequent to
                                                          Building        Acquisition                    Building
                                                        and Improve- ----------------------             and Improve-
         Description              Encumbrances   Land      ments     Improvements   Other        Land       ments         Total
- -----------------------------     ------------ -------- ------------ ------------ ---------   ---------- -----------   -----------
                                                                              (dollars in thousands)
Mesa Ridge Apartments........      $   2,423   $   955   $  3,820    $     116    $    -      $    955   $    3,936    $   4,891
  Mesa, AZ
Nora Pines Apartments........          4,895       221      3,872          218         -           221        4,090        4,311(4)
  Indianapolis, IN
Oak Hollow Apartments........          7,762       745      6,118          571         -           745        6,689        7,434
  Austin, TX
Oakmont Apartments...........          2,983       251      1,423           24        (100)        251        1,347        1,598
  Monroe, LA
Oak Tree Apartments..........          2,278       304      3,543          196         -           304        3,739        4,043
  Grandview, MO
Olde Towne Apartments........          3,745       209      3,272          196         -           209        3,468        3,677
  Middletown, OH
Outrigger Apartments.........          3,252       683      4,871          380         -           683        5,251        5,934
  Tulsa, OK
Pines Apartments.............          2,735       278      3,490          187         -           278        3,677        3,955
  Little Rock, AR
Place One Apartments.........          5,271       784      5,186          723         -           784        5,909        6,693
  Tulsa, OK
Raintree Apartments..........          2,461       190      2,530          108         -           190        2,638        2,828(4)
  East Lansing, MI
Regency Apartments...........          2,532       304      1,865           50         -           304        1,915        2,219
  Lincoln, NE
Regency Falls Apartments.....          2,720       888      7,261        1,366        (100)(3)     888        8,527        9,415
  San Antonio, TX
Regency Point Shopping Center          2,955       647      5,156        2,048         -         1,792        6,059        7,851
  Jacksonville, FL
Rockborough Apartments.......          6,045       702      4,495          550         -           702        5,045        5,747
  Denver, CO
Royal Oaks Apartments.........         2,825       738      5,348          848         -           738        6,196        6,934
  Stone Mountain, GA
Santa Fe Apartments..........          2,925       529      5,351          144         -           529        5,495        6,024
  Kansas City, MO
Shadowood Apartments..........         3,834       477      3,208          124         -           477        3,332        3,809
  Addison, TX
Sherwood Glen Apartments......         3,991       352      2,550          441         -           352        2,991        3,343
  Urbandale, IA
Skipper's Pond Apartments.....         2,766       360      3,123          102         -           339        3,246        3,585
  Tampa, FL
Southern Palms Shopping Center         9,348     4,226     17,757         1,039        -         4,285       18,737       23,022
  Tempe, AZ
Stonebridge Apartments........         1,803       193      2,076          155         -           193        2,231        2,424
  Florissant, MO
Summerwind Apartments.........         5,348       493      2,990          138         -           493        3,128        3,621
  Reseda, CA
Sun Hollow Apartments.........         4,041       385      4,159           38         -           385        4,197        4,582
  El Paso, TX
Tanglewood Apartments........         17,882       682     18,340        8,023         -         5,682       21,363       27,045(4)
  Arlington Heights, IL

                                                                 Life on
                                                                  Which
                                                Date           Depreciation
                                                 of             in Latest
                                                Con-            Statement
                                  Accumulated  struct-  Date   of Operation
         Description              Depreciation  tion  Acquired is Computed
- -----------------------------     ------------ ------ -------- ------------
                                         (dollars in thousands)
Mesa Ridge Apartments........     $      370    1972    05/90  7 - 40 years
  Mesa, AZ
Nora Pines Apartments........          2,495    1970    05/78  7 - 40 years
  Indianapolis, IN
Oak Hollow Apartments........          3,987    1974    05/78  7 - 40 years
  Austin, TX
Oakmont Apartments...........            164    1974    06/89  7 - 40 years
  Monroe, LA
Oak Tree Apartments..........          1,416    1968    03/82  7 - 40 years
  Grandview, MO
Olde Towne Apartments........          1,771    1968    03/81  7 - 40 years
  Middletown, OH
Outrigger Apartments.........          3,251    1974    11/77  7 - 40 years
  Tulsa, OK
Pines Apartments.............          2,085    1977    11/77  7 - 40 years
  Little Rock, AR
Place One Apartments.........          3,991    1970    04/77  7 - 40 years
  Tulsa, OK
Raintree Apartments..........          1,472    1974    03/79  7 - 40 years
  East Lansing, MI
Regency Apartments...........            889    1973    05/82  7 - 40 years
  Lincoln, NE
Regency Falls Apartments.....          5,108    1974    11/78  7 - 40 years
  San Antonio, TX
Regency Point Shopping Center          1,710    1982    06/84  7 - 40 years
  Jacksonville, FL
Rockborough Apartments.......          3,004    1973    01/78  7 - 40 years
  Denver, CO
Royal Oaks Apartments.........         3,676    1973    12/77  7 - 40 years
  Stone Mountain, GA
Santa Fe Apartments..........          2,374    1964/   04/83  7 - 40 years
  Kansas City, MO                               67
Shadowood Apartments..........         1,813    1976    02/79  7 - 40 years
  Addison, TX
Sherwood Glen Apartments......         1,976    1970    12/77  7 - 40 years
  Urbandale, IA
Skipper's Pond Apartments.....         2,077    1971    07/76  7 - 40 years
  Tampa, FL
Southern Palms Shopping Center         7,807    1981    03/83  7 - 40 years
  Tempe, AZ
Stonebridge Apartments........         1,304    1975    10/77  7 - 40 years
  Florissant, MO
Summerwind Apartments.........         2,168    1976    02/77  7 - 40 years
  Reseda, CA
Sun Hollow Apartments.........         2,178    1977    09/79  7 - 40 years
  El Paso, TX
Tanglewood Apartments........         11,893    1974    03/78  7 - 40 years
  Arlington Heights, IL

                                                                     SCHEDULE XI
                                                                     (Continued)
                             NATIONAL REALTY, L.P.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1993


                                    Initial Cost to Partnership                Gross Amount Carried at Close of Period (1)
                                  ---------------------------------   ------------------------------------------------------------
                                                                       Cost Capitalized
                                                                         Subsequent to
                                                          Building        Acquisition                    Building
                                                        and Improve- ----------------------             and Improve-
         Description              Encumbrances   Land      ments     Improvements   Other        Land       ments         Total
- -----------------------------     ------------ -------- ------------ ------------ ---------   ---------- -----------   -----------
                                                                              (dollars in thousands)
Timber Creek Apartments.......     $   3,013    $    154   $  2,327    $    572    $    -      $    154   $    2,899    $   3,053
  Omaha, NE
Toll Hill Office Building.....         2,474       1,230      3,722       1,286      (1,098)(3)   1,230        3,910        5,140
  Dallas, TX
Towne Oaks Apartments.........         2,793         188      3,576          51         -           188        3,627        3,815
  Monroe, LA
University Square Office
Building......................           -           562      3,276         159      (1,875)(3)     562        1,560        2,122
  Anchorage, AK
Villa Del Mar Apartments......         2,641         387      3,134          80         -           387        3,214        3,601
  Wichita, KS
Village Square Apartments.....         2,120         769      5,566         961         -           769        6,527        7,296
  Stone Mountain, GA
Villas Apartments.............         3,467         516      3,948         196         -           516        4,144        4,660
  Plano, TX
Vineyards Apartments..........         8,266         729      8,386         143         -           729        8,529        9,258(4)
  Broadview Heights, OH
Westwood Shopping Center......         1,075         -        5,424         305         -           -          5,729        5,729
  Tallahassee, FL
Whispering Pines Apartments...         2,377         311      1,255         -           -           311        1,255        1,566(4)
  Canoga Park, CA
Whispering Pines Apartments....        5,144         228      4,330         516         -           228        4,846        5,074(4)
  Topeka, KS
Windridge Apartments..........         7,640         711      5,812       1,440         -           711        7,252        7,963
  Austin, TX
Windtree I & II Apartments....         5,362         460      2,739         181         -           460        2,920        3,380
  Resede, CA
Wisperwood Apartments.........         2,252         237      1,964         393         -           258        2,336        2,594
  Tampa, FL
Woodlake Apartments...........         4,568         585      5,848         817         -           585        6,665        7,250
  Carrollton, TX
Woodsong II Apartments........         1,466         322      3,705          69         -           322        3,774        4,096
  Smyrna, GA
Woodstock Apartments........ ..        3,242         888      5,193         304         -           888        5,497        6,385
                                   ---------    --------   --------    --------    ----------  --------   ----------    ---------
  Dallas, TX
                                   $ 316,707(2) $ 46,399   $374,025    $ 47,223    $   (9,993) $ 52,638   $  405,016    $ 457,654
                                   =========    ========   ========    ========    ==========  ========   ==========    =========

                                                                 Life on
                                                                  Which
                                                Date           Depreciation
                                                 of             in Latest
                                                Con-            Statement
                                  Accumulated  struct-  Date   of Operation
         Description              Depreciation  tion  Acquired is Computed
- -----------------------------     ------------ ------ -------- ------------
                                          (dollars in thousands)
Timber Creek Apartments.......    $    1,727    1974    10/78  7 - 40 years
  Omaha, NE
Toll Hill Office Building.....         2,134    1979    06/79  7 - 40 years
  Dallas, TX
Towne Oaks Apartments.........         1,678    1974    07/82  7 - 40 years
  Monroe, LA
University Square Office
Building......................         1,282    1981    12/81  7 - 40 years
  Anchorage, AK
Villa Del Mar Apartments......         1,532    1971    10/81  7 - 40 years
  Wichita, KS
Village Square Apartments.....         3,826    1973    12/77  7 - 40 years
  Stone Mountain, GA
Villas Apartments.............         2,214    1977    04/79  7 - 40 years
  Plano, TX
Vineyards Apartments..........         3,783    1974/   12/83  7 - 40 years
  Broadview Heights, OH                           75
Westwood Shopping Center......         2,044    1980    10/83  7 - 40 years
  Tallahassee, FL
Whispering Pines Apartments...           -      1977    12/93  7 - 40 years
  Canoga Park, CA
Whispering Pines Apartments....        2,915    1972    02/78  7 - 40 years
  Topeka, KS
Windridge Apartments..........         4,483    1974    09/78  7 - 40 years
  Austin, TX
Windtree I & II Apartments....         1,907    1976    11/76  7 - 40 years
  Resede, CA
Wisperwood Apartments.........         1,536    1975    07/76  7 - 40 years
  Tampa, FL
Woodlake Apartments...........         3,321    1979    08/78  7 - 40 years
  Carrollton, TX
Woodsong II Apartments........         2,896    1975    08/80  7 - 40 years
  Smyrna, GA
Woodstock Apartments........ ..        2,850    1977    12/78  7 - 40 years
                                  ----------
  Dallas, TX
                                  $  206,120
                                  ==========


__________________________________

(1) The aggregate cost for financial statement purposes approximates that for federal tax purposes.

(2) Does not include discounts and mortgages payable totaling $16,806 on real estate which has been sold but for which the Partnership remains liable on the underlying mortgage note.

(3) Write-down of property to estimated net realizable value.

(4) Held for sale.

                                                                     SCHEDULE XI
                                                                     (Continued)



                             NATIONAL REALTY, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION






                                               1993            1992             1991
                                           ----------       ----------      ----------
                                                       (dollars in thousands)
     Reconciliation of Real Estate

     Balance at January 1...........       $   447,011      $  469,099      $  488,638


         Acquisitions and improvements          10,813           1,692           3,355
         Sales and foreclosures.......            (170)        (23,780)        (21,683)
         Write-downs due to permanent
           impairment ................             -               -            (1,211)
                                           -----------      ----------      ----------

     Balance at December 31,........       $   457,654      $  447,011      $  469,099
                                           ===========      ==========      ==========


     Reconciliation of Accumulated
         Depreciation

     Balance at January 1,..........       $   195,952      $  196,916      $  186,780


         Depreciation.................          10,168          10,503          11,299
         Sales and foreclosures.......             -           (11,467)         (1,163)
                                           -----------      ----------      ----------

     Balance at December 31,........       $   206,120      $  195,952      $  196,916
                                           ===========      ==========      ==========

                                                                    SCHEDULE XII
                            NATIONAL REALTY, L.P.
                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1993





                        Interest   Maturity         Periodic                         Prepayment
     Description          Rate       Date         Payment Terms                       Penalty
- ---------------------   --------   --------   ---------------------       -------------------------------
FIRST MORTGAGE LOANS
- --------------------

Aquarian                 10.00%      03/96    Interest due monthly.       Not addressed.
- --------
Secured by apartments
located in Tumwater, WA.

WRAPAROUND MORTGAGE LOANS
- -------------------------

Nellis                    8.50%      01/97    Monthly interest only.      None
- ------                     to
Secured by shopping       9.50%
center located in
Las Vegas, Nevada.

Hurstbourne               7.00%      10/98    Monthly interest only.      None
- -----------                to
Secured by office         9.00%
complex located in
Louisville, Kentucky.

Warner Creek              7.00%      08/96    Monthly interest only.      30 days notice, penalty of 3.00%
- ------------               to
Secured by apartments    11.00%
located in
Woodland Hills, CA.

Bridgeview                8.00%      02/00    Monthly interest only.      May prepay up to 25% of the wrap
- ----------                 to                                             equity upon 60 days written
Secured by shopping       9.50%                                           notice without penalty.
center located in
La Crosse, WI.

PARTICIPATION
- -------------

Silver Creek             10.00%      12/95    Annual principal            Not addressed
- ------------                                  payments of $50,000
Secured by land in                            Interest due quarterly
Granby, CO.

South Point Land         11.5%        01/93   Monthly principal           None
- ----------------                              and interest
Secured by South Point
Country Club in
Ka'u District, HI.

South Point L.P.         10.0%        1/93    Monthly interest only       None
- ----------------
Secured by 10% limited
partnership interst in
South Point Country
Club Partners.




Interest receivable
Deferred gains
Allowance for estimated
  losses



                                                                        Principal
                                                           Carrying      Amount of
                                                          Amount of   Loans Subject
                                                          Mortgage    to Delinquent
                          Prior           Face Amount      Net of        Principal
     Description          Liens           of mortgage     discount     or interest
- ---------------------     -----           -----------   -----------   -------------
                                            (dollars in thousands)
FIRST MORTGAGE LOANS
- --------------------

Aquarian                  $     -          $   1,223    $      13         $     -
- --------                     1,210(1)
Secured by apartments
located in Tumwater, WA

WRAPAROUND MORTGAGE LOA
- -----------------------

Nellis                       2,032             5,100          384               -
- ------                       2.494(1)
Secured by shopping
center located in
Las Vegas, Nevada.

Hurstbourne                  2,383             4,172        3,972               -
- -----------
Secured by office
complex located in
Louisville, Kentucky.

Warner Creek                11,970            17,503       17,450               -
- ------------
Secured by apartments
located in
Woodland Hills, CA.

Bridgeview                   2,643             5,500        4,223               -
- ----------                   1,000(1)
Secured by shopping
center located in
La Crosse, WI.

PARTICIPATION
- -------------

Silver Creek                 -                   447          447               447
- ------------
Secured by land in
Granby, CO.

South Point Land             -                 1,487        1,487             1,487
- ----------------
Secured by South Point
Country Club in
Ka'u District, HI.

South Point L.P.             -                  1,500       1,500             1,500
- ----------------
Secured by 10% limited
partnership interst in
South Point Country
Club Partners.

                          --------          --------    ---------         ---------
                          $ 22,732          $ 36,932       29,476         $   3,434
                          ========          ========                      =========
Interest receivable                                           101
Deferred gains                                            (16,198)
Allowance for estimated
  losses                                                   (1,910)
                                                        ---------
                                                        $  11,469
                                                        =========

- -------------------------

         (1)  Represents mortgage participations sold.

                                                                    SCHEDULE XII
                                                                     (Continued)



                             NATIONAL REALTY, L.P.
                         MORTGAGE LOANS ON REAL ESTATE



                                               1993           1992         1991
                                            ----------     ----------    ----------
                                                  (dollars in thousands)
         Balance at January 1,..........    $   34,712     $  34,337     $  55,962

         Additions
           Amortization of discount.....           304           130           724
           Principal advances...........           -              30           -
           Participations/assignments...           -             -           3,661
           Compounded interest..........           464           -             -
           Other........................             4           261           166

         Deductions
           Foreclosures.................        (5,993)          -             -
           Collection of principal......           (15)          (46)      (19,341)

           Participations/Assignments...           -             -          (6,310)
           Write-down...................           -             -            (525)
                                            ----------     ---------     ---------

         Balance at December 31,........    $   29,476     $  34,712     $  34,337
                                            ==========     =========     =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                       _________________________________

                                   PART III

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER

As partnerships, neither National Realty, L.P. ("National Realty" or the "Registrant") nor National Operating, L.P. (the "Operating Partnership") (collectively the "Partnership") has officers or directors. The General Partner of the Partnership is Syntek Asset Management, L.P. ("SAMLP"), whose general partners are Gene E. Phillips and Syntek Asset Management, Inc. ("SAMI"), which also serves as Managing General Partner. Mr. Phillips is associated with a number of entities which have business objectives that are similar in certain respects to those of the Partnership. The Managing General Partner manages the day-to-day affairs of the Partnership which includes all decisions with respect to the acquisition, disposition, improvement, financing or refinancing of the Partnership's properties, subject to the limitations of the Moorman Settlement Agreement. See ITEM 3. "LEGAL PROCEEDINGS - Moorman Settlement." In addition, SAMI's corporate parent, Basic Capital Management, Inc. ("BCM"), performs certain administrative functions and other services for the Partnership for cost reimbursements and fees as described in ITEM 1. "BUSINESS - Management and Operations." The individual general partner of SAMLP and the executive officers of SAMI are listed below, together with their ages, terms of service, their principal occupations, business experience, and directorships with other companies during the last five years or more.





                    (THIS SPACE INTENTIONALLY LEFT BLANK.)

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)

GENE E. PHILLIPS:  Age 56, General Partner (since 1987) of SAMLP; and
Chairman of the Board, Director and Chief Executive Officer (since March 1989) of SAMI, the Managing General Partner of SAMLP and a corporation owned by BCM.

        Chief Executive Officer (February 1989 to September 1992) and Chairman of the Board and Director (February 1989 to December 1989) of BCM; Director and President (November 1989 to September 1992) of Carmel Realty Services, Inc. ("CRSI"); Limited Partner (since January
        1991) of Carmel Realty Services, Ltd. ("Carmel, Ltd."); Chairman of the Board (1984 to November 1992), Director (1981 to November 1992), Chief Executive Officer (1982 to July 1991) and President (February 1989 to July 1991) of American Realty Trust, Inc. ("ART"); Trustee or Director (January 1989 to December 1992) of Transcontinental Realty Investors, Inc. ("TCI"), Vinland Property Trust ("VPT"), National Income Realty Trust ("NIRT"), Continental Mortgage and Equity Trust ("CMET") and Income Opportunity Realty Trust ("IORT"); Secretary (1982 to 1990) and Chairman of the Board (since 1982) of Syntek Investment Properties, Inc. ("SIPI"), which has invested in, developed and syndicated real estate through its subsidiaries and other related entities since 1973; Director and Secretary (since
        1982) and the sole shareholder of Syntek West, Inc. ("SWI"); Chairman of the Board (since 1978) of Hungry Bull, Inc., which owns mortgages on restaurant properties; Trustee (1988 to November 1989) of Wespac Investors Trust ("Wespac"); and Director of Pratt Hotel Corporation (1986 to April 1989). Until January 1989, Mr. Phillips served in the following positions: Chairman of the Board and Director (from 1980) and President and Chief Executive Officer (from 1981) of Southmark Corporation ("Southmark"); Chairman of the Board and Director of Integon Corporation (from 1982), Director of NACO Finance Corporation (from 1982), Pacific Standard Life Insurance Company (from 1984), Servico, Inc. (from 1986), Southmark San Juan, Inc. (from 1987), National Heritage, Inc. (from 1987), J.M. Peters Company, Inc. (1987) and San Jacinto Savings Association (1987); Director and Chairman of the Board of Thousand Trails, Inc. (from 1987) and MGF Oil Corporation (from 1988).





                    (THIS SPACE INTENTIONALLY LEFT BLANK.)

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)


OSCAR W. CASHWELL:  Age 66, Director and President (since February 1994) of
SAMI.

        President (since February 1994) of CMET, IORT and TCI; President and Director of Property and Asset Management (since January 1994) of BCM; Assistant to the President, Real Estate Operations (July 1989 to December 1993) of BCM; Assistant to the President, Real Estate Operations (March 1982 to June 1989) of Southmark; and Director (since November 1992) of ART.

KARL L. BLAHA: Age 45, Executive Vice President and Director of Commercial Management (since April 1992) of SAMI.

        President (since October 1993) of ART; Executive Vice President and Director of Commercial Management (April 1993 to September 1993) of ART; Executive Vice President and Director of Commercial Management (since April 1992) of BCM, ART, CMET, IORT and TCI; Executive Vice President and Director of Commercial Management (April 1992 to February 1994) of NIRT and VPT; Partner - Director of National Real Estate Operations of First Winthrop Corporation (August 1988 to March
        1992); Corporate Vice President of Southmark (April 1984 to August
        1988); and President of Southmark Commercial Management (March 1986 to August 1988).

HAMILTON P. SCHRAUFF: Age 58, Executive Vice President and Chief Financial Officer (since October 1991) of SAMI.

        Executive Vice President and Chief Financial Officer (since October
        1991) of BCM, ART, CMET, IORT, and TCI; Executive Vice President and Chief Financial Officer (October 1991 to February 1994) of NIRT and VPT; Vice President - Finance of Partnership Investments, Hallwood Group (December 1990 to October 1991); Vice President - Finance and Treasurer (October 1980 to October 1990) and Vice President - Finance (November 1976 to September 1980) of Texas Oil & Gas Corporation; and Assistant Treasurer - Finance Manager (February 1975 to October 1976) of Exxon U.S.A.

THOMAS A. HOLLAND: Age 51, Senior Vice President and Chief Accounting Officer (since July 1990) of SAMI.

        Senior Vice President and Chief Accounting Officer (since July 1990) of BCM, ART, CMET, IORT, and TCI; Senior Vice President and Chief Accounting Officer (July 1990 to February 1994) of NIRT and VPT; Vice President and Controller of Southmark (December 1986 to June 1990); Vice President - Finance of Diamond Shamrock Chemical Company (January 1986 to December 1986); Assistant Controller of Maxus Energy Corporation (formerly Diamond Shamrock Corporation) (May 1976 to January 1986); Trustee of Arlington Realty Investors, Inc. (August 1989 to June 1990); and Certified Public Accountant (since 1970).

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the directors and executive officers of the Partnership's Managing General Partner, and any persons holding more than 10% of the Partnership's units of limited partner interest are required to report their ownership of the Partnership's units and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Partnership is required to report any failure to file by these dates during 1993. All of these filing requirements were satisfied by the directors and executive officers of the Partnership's Managing General Partner and 10% holders. In making these statements, the Partnership has relied on the written representations of the directors and executive officers of the Partnership's Managing General Partner and its ten percent holders and copies of the reports that they have filed with the Commission.

Administrative Agent.  Pursuant to an agreement, BCM, of which Mr.
Phillips served as Chief Executive Officer until September 1, 1992, performs certain administrative functions such as accounting services, mortgage servicing and real estate portfolio review and analysis for the Partnership on a cost reimbursement basis.

Affiliates of BCM perform property management, loan placement services, leasing services and real estate brokerage and acquisition services, and may perform other services, for the Partnership for fees and commissions. BCM's principal business activity is the providing of advisory services for real estate companies. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

The directors and principal officers of BCM are set forth below.

MICKEY NED PHILLIPS:                 Director

RYAN T. PHILLIPS:                    Director

OSCAR W. CASHWELL:                   President and Director of Property and
                                     Asset Management

KARL L. BLAHA:                       Executive Vice President and Director of
                                     Commercial Management

HAMILTON P. SCHRAUFF:                Executive Vice President and Chief
                                     Financial Officer

CLIFFORD C. TOWNS, JR.:              Executive Vice President, Finance

THOMAS A. HOLLAND:                   Senior Vice President and Chief Accounting
                                     Officer

DREW D. POTERA:                      Vice President, Treasurer and Securities
                                     Manager

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)

ROBERT A. WALDMAN:                   Vice President, Corporate Counsel and
                                     Secretary

Mickey Ned Phillips is Gene E. Phillips' brother and Ryan T. Phillips is Gene
E. Phillips' son.

Oversight Committee. As more fully described under ITEM 3. "LEGAL PROCEEDINGS - Moorman Settlement," the Partnership is a party to the Moorman Settlement Agreement that, among other things, established an Oversight Committee which will exist only until termination of the Moorman Settlement Plan. The current members of the Oversight Committee are Ronald T. Baker, Joseph S. Radovsky and Kenneth R. Kelly. Messrs. Baker and Kelly are the current Chairman and Secretary, respectively, of the Oversight Committee.

Unanimous consent of the Oversight Committee is required, during the term of the Moorman Settlement Plan, for the Partnership to adopt a new unit purchase rights plan, or for SAMLP, on behalf of the Partnership, to enter into or modify any transaction (other than certain transactions expressly permitted by the Partnership Agreement) with an affiliate (as defined below) of the Partnership, SAMLP, or Mr. Phillips or William S. Friedman, a general partner of SAMLP until March 4, 1994. Majority consent of the Oversight Committee is required, during the term of the Moorman Settlement Plan, for SAMLP, on behalf of the Partnership, to purchase securities of other issuers other than certain money market instruments and mortgages in the ordinary course of the Partnership's business, or to enter any new line of business. For purposes of the Moorman Settlement Agreement, an "Affiliate" of the Partnership, SAMLP, or Messrs. Phillips and Friedman (each, a "Specified Party") is any person or entity that (i) directly or indirectly through one or more intermediaries controls or is controlled by or is under common control with the Specified Party, (ii) owns or controls 10% or more of the outstanding voting securities of the Specified Party, or (iii) is an officer or director of, general partner in, or serves in a similar capacity to the Specified Party or of which the Specified Party is an officer, director, or general partner or with respect to which the Specified Party serves in a similar capacity.

On July 8, 1992, SAMLP notified the Oversight Committee of the failure to meet the Targets (as defined in ITEM 3. "LEGAL PROCEEDINGS - Moorman Settlement") for two successive years. The Moorman Settlement Agreement provides that between
the date of the certification causing   the General Partner's resignation and
the date a successor general partner takes office, the resigning General Partner shall limit its activities, as General Partner, to the conduct of the business of the Partnership in the ordinary course, shall not, without consent of the Oversight Committee, purchase or sell any real property or other assets of the Partnership not in progress on said date, shall cooperate in the election of a successor general partner and shall cooperate with its successor to facilitate a change in the office of General Partner of the Partnership. The resigning General Partner will continue to receive fees, expenses and distributions, if any, while the solicitation is prepared. See ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)

Pursuant to the Moorman Settlement Agreement, the Partnership pays      each
member of the Oversight Committee $50,000 per year. The Partnership also pays the salary of an Oversight Committee employee, and reimburses certain of the Oversight Committee's expenses including legal fees.

The principal occupations and relevant affiliations of the Oversight Committee members, as furnished to the Partnership by such members, are as follows:

RONALD T. BAKER:  Age 46, Chairman (since July 1990) of the Oversight Committee.

         President of INVENEX (formerly known as Partnership Securities Exchange, Inc.) ("INVENEX") , a company engaged in the trading of partnership securities. INVENEX was one of the initial plaintiffs in the Moorman action discussed in ITEM 3. "LEGAL PROCEEDINGS - Moorman Settlement."

KENNETH R. KELLY:  Age 47, Secretary (since July 1990) of the Oversight
Committee.

         President (since 1986) of Proximity Research Corporation, a real estate partnership due diligence and income property consulting firm based in Auburn, California. Mr. Kelly has been involved in the real estate investment business throughout the United States for the past twenty years and is presently a member of Partnerships Committee of the Business Law Section of the State Bar of California.

JOSEPH S. RADOVSKY:  Age 50, member (since July 1992) of the Oversight
Committee.

         Partner with Greene, Radovsky, Maloney and Share, a law firm in San Francisco, California.

Fairness Committee. National Realty's Fairness Committee periodically reviews certain transactions between the Partnership and its affiliates. The Partnership Agreement requires Fairness Committee approval of the interest rate to be paid on loans from the General Partner or its affiliates, the terms of any property sales to or purchases from the General Partner or its affiliates, the purchase of securities from the General Partner or its affiliates and, upon any withdrawal of the General Partner, the purchase price of the General Partner's interest in the Partnership and in the fees and other compensation to be paid under the Partnership Agreement.

The Partnership Agreement provides that the Fairness Committee shall consist of two or more natural persons, none of whom shall be affiliates (as defined in the Partnership Agreement) of the General Partner except as directors of the Managing General Partner or holders of not more than one percent of Southmark's outstanding capital stock.

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)

The members of the Fairness Committee are:  (i) Willie K. Davis, who    is
Chairman and 50% shareholder of Mid-South Financial Corporation, a holding company for Mid-South Mortgage Company and Gibbs Mortgage Company; Chairman, President and sole shareholder of FMS, Inc., a property management and real estate development firm; President of BVT Management Services, Inc., a real estate advisory and tax service firm; Director of SouthTrust Bank of Middle Tennessee; and Trustee and Treasurer of Baptist Hospital, Inc., a Tennessee general welfare nonprofit corporation, and (ii) Raymond V.J. Schrag, an attorney with the Law Offices of Paul J. Schrag in New York, New York. Messrs. Davis and Schrag serve as trustees or directors of CMET, IORT, NIRT, TCI and VPT. Since January 1, 1993, FMS, Inc., has been providing property-level management services, as a subcontractor to Carmel, Ltd., for two properties owned by NIRT.

Audit Committee.  National Realty's Audit Committee, which reviews      certain
matters relating to the Partnership's auditors and annual and quarterly financial statements, was established effective August 3, 1990, pursuant to the Moorman Settlement Agreement. The chairman of the Audit Committee is Harry J. Reidler, an attorney in private practice in New York, New York and its other member is J. Darrell Jordan, an insurance industry consultant.

Mr. Reidler shares offices with Mr. Friedman and has performed legal    services
for the Partnership and other entities of which Mr. Friedman is a director or trustee and officer.

Litigation and Claims Involving Messrs. Phillips and Friedman

Southmark Bankruptcy. Until January 1989, Mr. Phillips, a Director of SAMI, and Mr. Friedman, the President and a Director, until February 15, 1994 of SAMI, were executive officers and directors of Southmark. Mr. Phillips served as Chairman of the Board and Director (since 1980) and President and Chief Executive Officer (since 1981) and Mr. Friedman served as Vice Chairman of the Board (since 1982), Director (since 1980) and Secretary (since 1984) of Southmark.

As a result of a deadlock on Southmark's Board of Directors, Messrs.    Phillips
and Friedman reached a series of related agreements with Southmark on January 17, 1989 (collectively, the "Separation Agreement"), whereby Messrs. Phillips and Friedman resigned their positions with Southmark and certain of Southmark's subsidiaries and affiliates. The Separation Agreement was later modified by certain agreements in another set of agreements dated as of June 30, 1989 (collectively, the "June Agreements"). Southmark filed a voluntary petition in bankruptcy under Chapter 11 of the United States Bankruptcy Code on July 14, 1989.

San Jacinto Savings Association.  On November 30, 1990, San Jacinto     Savings
Association ("SJSA"), a savings institution that was owned by Southmark since 1983 and for which Mr. Phillips served as a director from 1987 to January 1989, was placed under conservatorship of the

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)

Litigation and Claims Involving Messrs. Phillips and Friedman
(Continued)

Resolution Trust Corporation ("RTC") by federal banking authorities.    On
December 14, 1990, SJSA was converted into a Federal Association and placed in receivership. The government has reportedly alleged that SJSA's poor financial condition was attributable in part to "a pattern of high-risk real estate investments made after Southmark bought it in 1983," and that it had "poor procedures for determining loss reserves and relied 'excessively' on deposits
gathered through brokerage houses that enable(d) it to grow rapidly."   The RTC
is conducting an investigation of matters involving SJSA during the period in which it was owned by Southmark. On November 26, 1993, the RTC filed lawsuits in Dallas and New York City against Mr. Phillips, six former directors, auditors and lawyers of SJSA, alleging that the auditors and former directors could and should have stopped SJSA's poor lending practices during the period it was owned by Southmark and that the former directors abdicated their responsibility for reviewing loans during the same period. The Office of Thrift Supervision is also conducting a formal examination of SJSA and its affiliates.

Litigation Against Southmark and its Affiliates Alleging Fraud or
Mismanagement. In addition to the litigation related to the Southmark bankruptcy, there were several lawsuits pending against Southmark, its former officers and directors (including Messrs. Phillips and Friedman) and others, alleging, among other things, that such persons and entities engaged in conduct designed to defraud and mislead the investing public by intentionally misrepresenting the financial condition of Southmark. Insofar as such allegations related to them, Messrs. Phillips and Friedman deny them. Those lawsuits in which Messrs. Phillips and Friedman were also defendants are summarized below. NEITHER NATIONAL REALTY, THE OPERATING PARTNERSHIP, SAMLP NOR SAMI WAS A DEFENDANT IN ANY OF THESE LAWSUITS.

In Burt v. Grant Thornton, Gene E. Phillips and William S. Friedman,    the
plaintiff, a purchaser of Southmark preferred stock, alleged that the defendants disseminated false and misleading corporate reports, financial analysis and news releases in order to induce the public to continue investing in Southmark.
Grant Thornton served as independent certified public accountants to Southmark. The plaintiff sought actual damages in the amount of less than $10,000, treble damages and punitive damages in an unspecified amount and attorneys' fees and costs. This case was settled in October 1993.

Consolidated actions entitled Salsitz v. Phillips, et al., purportedly brought as class actions on behalf of purchasers of Southmark securities during specified periods, were pending before the United States District Court for the Northern District of Texas. These actions alleged violations of the federal securities laws and state laws, based upon claims of fraud, deceit and negligent misrepresentations made in connection with the sale of Southmark securities.
The plaintiffs sought unspecified damages, attorneys' fees and costs. The defendants included

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)

Litigation and Claims Involving Messrs. Phillips and Friedman
(Continued)

Messrs. Phillips and Friedman, among others. Messrs. Phillips and Friedman entered into a settlement agreement with the plaintiffs, which was approved by the court in October 1993.

Messrs. Phillips and Friedman also served as directors of Pacific       Standard
Life Insurance Company ("PSL"), a wholly-owned subsidiary of Southmark, from October 1984 to January 1989. In a proceeding brought by the California Insurance Commissioner, a California superior Court appointed a conservator for PSL on December 11, 1989, and directed that PSL cease doing business. On October 12, 1990, the California Insurance Commissioner filed suit against Messrs. Phillips and Friedman and other former directors of PSL seeking damages of $12 million and additional punitive damages. Such lawsuit alleged, among other things, that the defendants knowingly and willfully conspired among themselves to breach their duties as directors of PSL and to loot and waste corporate assets of PSL to benefit Southmark and its other subsidiaries and certain of the defendants (including Messrs. Phillips and Friedman), resulting in a required write-down of $25 million, PSL's insolvency and conservatorship. Such suit further alleged that the defendants caused PSL to make loans to, or enter into transactions with, Southmark, Southmark affiliates and others in violation of applicable state laws, and to make loans and investments that could not be included as assets on PSL's balance sheet to entities controlled by Charles H. Keating, Jr. It was also alleged that PSL's board of directors failed to convene meetings and delegated to Mr. Phillips authority to make decisions regarding loans, investments and other transfers and exchanges of PSL assets. In August 1993, five former directors of PSL, including Messrs. Phillips and Friedman, settled the lawsuit without admitting any liability.

Litigation Relating to Lincoln Savings and Loan Association, F.A.  In   an
action filed in the United States District Court for the District of Arizona on behalf of Lincoln Savings and Loan Association, F.A. ("Lincoln") and captioned RTC v. Charles H. Keating, Jr., et al, the RTC alleges that Charles H. Keating, Jr. and other persons, including Mr. Phillips, fraudulently diverted funds from Lincoln.

The RTC alleges that Mr. Phillips aided and abetted the insider defendants in a scheme to defraud Lincoln and its regulators; that Southmark, its subsidiaries and affiliates, including SJSA, facilitated and concealed the use of Lincoln funds to finance the sale, at inflated prices, of assets of Lincoln's parent, American Continental Corp. ("ACC"), in return for loans from Lincoln and participations in contrived transactions; and that the insider defendants caused Southmark to purchase ACC assets at inflated prices. The RTC alleges that Lincoln and/or ACC engaged in three illegal transactions with Southmark or its affiliates while Mr. Phillips was associated with Southmark. Neither Mr. Friedman nor Southmark is a defendant in this action.

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)

Litigation and Claims Involving Messrs. Phillips and Friedman
(Continued)

The RTC alleges nine separate causes of action against Mr. Phillips, including aiding and abetting the violation of, and conspiracy to violate, federal and state Racketeer Influenced and Corrupt Organizations Act ("RICO") statutes, violations of Arizona felony statutes, common law fraud, civil conspiracy and breach of fiduciary duty. The RTC seeks to recover from the defendants more than $1 billion, as well as treble damages under the federal RICO statutes, punitive damages of at least $100 million and attorneys' fees and costs. Mr. Phillips motion to dismiss the complaint for failure to state a cause of action and for summary judgment was heard in February 1992. The motion was denied in June 1992. Trial was scheduled to begin in June 1993, however, the case was removed from the trial docket to facilitate settlement negotiations.

It has been reported that the Justice Department and the Securities and Exchange Commission have been asked to investigate Lincoln's possible links to Southmark.

Southmark Partnership Litigation. One of Southmark's principal businesses was real estate syndication and from 1981 to 1987 Southmark raised over $500 million in investments from limited partners in several hundred limited partnerships. The following actions relate to and involve such activities.

In an action filed in November 1990 in a Texas state court captioned
Adkisson, et al. v. Friedman et al., the plaintiffs who invested approximately $50,000 in a limited partnership sponsored by Southmark, alleged breach of the partnership agreement, breach of fiduciary duty, violations of state consumer protection laws, negligence and fraud. The defendants included Messrs. Phillips and Friedman. In addition to actual damages in an unspecified amount, punitive and statutory damages, and attorneys' fees and court costs, the plaintiffs sought to rescind the partnership agreement and to obtain restitution of their capital contributions. This case was settled in July 1993 for a nominal payment.

In a class action suit filed in December 1990 in the United States District Court for the Southern District of New York captioned Sable et al. v. Southmark/Envicon Capital Corp. et al., the plaintiffs, limited partners in nine Southmark-sponsored limited partnerships, alleged several claims, including conspiracy, fraud and violation of the federal and state RICO statutes. The plaintiffs also brought derivative actions on behalf of the partnerships alleging breach of fiduciary duty and waste or mismanagement of partnership assets. The plaintiffs sought to recover actual damages in an unspecified amount, treble damages pursuant to RICO, costs and injunctive relief. The defendants included, among others, Messrs. Phillips and Friedman. In April 1993, the court granted defendants' motion to dismiss for failure to state a claim and awarded sanctions against plaintiffs' counsel.

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)

Litigation and Claims Involving Messrs. Phillips and Friedman
(Continued)

In an action filed in May 1992 in a Texas state court captioned HCW Pension
Real Estate Fund, et al. v. Phillips et al., the plaintiffs, fifteen former Southmark related public limited partnerships, allege that the defendants violated the partnership agreements by charging certain administrative costs and expenses to the plaintiffs. The complaint alleges claims for breach of fiduciary duty, fraud and conspiracy to commit to fraud and seeks to recover actual damages of approximately $12.6 million plus punitive damages, attorneys' fees and costs. The defendants include, among others, Messrs. Phillips and Friedman. In October 1993, the court granted partial summary judgment in favor of Messrs. Phillips and Friedman on the plaintiffs' breach of fiduciary duty claims. The plaintiffs have not pursued the remaining claims.

In an action filed in May 1992 in a Texas state court captioned Cedarwood Hills Associates, Ltd., et al. v. Phillips, et al., the plaintiffs, six former Southmark related private limited partnerships, alleged that the defendants charged the plaintiff partnerships for Southmark's corporate overhead and operating costs. The complaint alleged claims for breach of fiduciary duty, fraud and conspiracy to commit fraud and sought to recover actual damages in an unspecified amount, plus punitive damages, attorneys' fees and costs. The defendants included, among others, Messrs. Phillips and Friedman. Notice of non-suit in favor of the defendants was entered on January 20, 1994.

In an action filed in June 1992 in a Georgia state court captioned Southmark/CRCA Healthcare Fund VIII, L.P. v. Southmark Investment Group 87, Inc., et al., the plaintiff, a former Southmark related public limited partnership, alleged that in 1988 the defendants caused the plaintiff to purchase five nursing homes in violation of the Partnership agreement and for the sole purpose of benefitting the defendants. The complaint alleged claims for breach of fiduciary duty and conspiracy to cause the plaintiff to acquire the properties so as to obtain improper financial benefits for the defendants. The plaintiff sought to recover actual damages in an unspecified amount, plus punitive damages, attorneys' fees and costs. The defendants included, among others, Messrs. Phillips and Friedman and TCI, which provided refinancing for the plaintiffs' purchase of the properties. This case was settled in October 1993.

In an action filed in January 1993 in a Michigan state court captioned Van Buren Associates Limited Partnership, et al. v. Friedman, et al., the plaintiff, a former Southmark sponsored limited partnership, alleges a claim for breach of fiduciary duty in connection with the 1988 transfer of certain property by the partnership. The plaintiff seeks damages in an unspecified amount, plus costs and attorneys' fees. The plaintiff also seeks to quiet title to the property at issue. The defendants include, among others, Messrs. Phillips and Friedman.

ITEM 11.   EXECUTIVE COMPENSATION

Neither National Realty nor the Operating Partnership has any employees, payroll or benefit plans and pays no salary or other cash compensation directly to any person other than (i) $50,000 per year to each member of the Oversight Committee plus additional sums to an employee of the Oversight Committee, (ii) $4,000 per year to each member of the Fairness and Audit Committees and (iii) fees and expense reimbursements in accordance with the Partnership Agreement to the General Partner or its affiliates for services provided to the Partnership. See ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

SAMI has no employees, payroll or benefit plans and pays no compensation to its officers or directors.

The Moorman Settlement Agreement provides that effective May 1, 1990 the Partnership's future reimbursement of any salaries which may be paid to Messrs. Phillips and Friedman shall be limited to an aggregate of $500,000 per year, for any such reimbursement of salaries to be deferred until such time as a Target, as defined in the Moorman Settlement Agreement, may be met and, if SAMLP resigns as General Partner during the pendency of the Moorman Settlement Plan, for the waiver of any reimbursement of salary so deferred. Accordingly, no reimbursement for the salaries of Messrs. Phillips and Friedman was charged to or paid by the Partnership in 1993, 1992 or 1991. Mr. Friedman resigned as a general partner of SAMLP on March 4, 1994.

Mr. Phillips may indirectly benefit from other payments made by the Partnership to certain related parties.

Messrs. Davis and Schrag each received $4,000 in 1993 for serving on the Partnership's Fairness Committee. Messrs. Jordan and Reidler each received $4,000 in 1993 for serving on the Partnership's Audit Committee. Messrs. Baker, Kelly and Radovsky each received $50,000 for serving on the Oversight Committee. See ITEM 10. "GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER."





                    (THIS SPACE INTENTIONALLY LEFT BLANK.)

Performance Graph

The following performance graph compares the cumulative total   unitholder
return on the Partnership's units of limited partner interest with the Dow Jones Market Index ("DJ Market Index") and the Dow Jones Real Estate Index ("DJ Real Estate Index"). The comparison assumes that $100 was invested on December 31, 1988 in the Partnership's units of limited partner interest and in each of the indices and further assumes the reinvestment of all dividends. Past performance is not necessarily an indicator of future performance.





                                            1988        1989         1990        1991          1992         1993
                                            ----        ----         ----        ----          ----         ----
           THE PARTNERSHIP                  100          26           23          32            54           69
           DJ EQUITY MARKET INDEX           100         131          126         167           181          199
           DJ REAL ESTATE INDEX             100         153          102         114           103          120

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners.  The following table   sets
forth the ownership of National Realty's units of limited partnership interest, both beneficially and of record, both individually and in the aggregate, for those persons known by National Realty to be beneficial owners of more than 5% of its units of limited partner interest, as of the close of business on March 11, 1994.

                                      Amount and Nature
     Name and Address of                of Beneficial        Percent of
      Beneficial Owner                    Ownership           Class (1)
 ---------------------------          -----------------      ----------
 American Realty Trust, Inc.            942,813               44.1%
 10670 N. Central Expressway
 Suite 300
 Dallas, Texas 75231

 ---------------------------

(1) Percentages are based upon 2,139,607 units of limited partner interest outstanding at March 11, 1994.

Security Ownership of Management. The following table sets forth the ownership of National Realty's units of limited partner interest, both beneficially and of record, both individually and in the aggregate, by SAMLP, the general partners of SAMLP, and the executive officers and directors of SAMI, as of the close of business on March 11, 1994.

                                                                Percent of
  Name of Beneficial Owner            Number of Units           Units (1)
- -----------------------------      ---------------------        ----------
SAMLP, the general                    1,008,538   (2)              47.1%
partners of SAMLP, and
the executive officers
and directors of SAMI
as a group (5 individuals)

- -----------------------

(1) Percentages are based upon 2,139,607 units of limited partner interest outstanding as of March 11, 1994.

(2) Includes 942,813 units owned by ART and 65,725 units owned by BCM, of which the general partners of SAMLP and executive officers of SAMI, ART and BCM may be deemed to be the beneficial owners by virtue of their positions as general partners of SAMLP and executive officers of SAMI, ART and BCM. SAMLP's general partners and the executive officers of ART and BCM disclaim beneficial ownership of such units.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationship

National Realty is the sole limited partner of the Operating Partnership and owns 99% of the beneficial interest in the Operating Partnership. SAMLP is the general partner of, and owner of a 1% beneficial interest
in, each of National Realty and the Operating Partnership.  Southmark   Asset
Management, Inc., a wholly-owned subsidiary of Southmark, was the managing general partner of SAMLP until January 17, 1989, when (as part of the agreement described in ITEM 1. "BUSINESS - Separation of Messrs. Phillips and Friedman and the Partnership from Southmark") Southmark Asset Management, Inc. exchanged its general partnership interest in SAMLP for a limited partnership interest representing an equivalent 96% beneficial interest. As a result, Messrs. Phillips and Friedman became the sole general partners of SAMLP, and each owned 2% of the beneficial interest in SAMLP. As part of the June Agreements (described and defined in ITEM 1. "BUSINESS - Separation of Messrs. Phillips and Friedman and the Partnership From Southmark"), Southmark Asset Management, Inc. subsequently transferred its 96% limited partnership interest to ART, a real estate investment company of which Messrs. Phillips and Friedman served as officers and directors until November 16, 1992 and December 31, 1992, respectively. On February 25, 1992, ART transferred a 19.2% limited partner interest in SAMLP to Southmark pursuant to the settlement of litigation with Southmark in December 1991. In addition, ART has pledged its remaining 76.8% interest in SAMLP to Southmark as collateral for the payments to be made to Southmark pursuant to the settlement of litigation. See ITEM 3. "LEGAL PROCEEDINGS - Southmark Litigation".

On July 18, 1989, Messrs. Phillips and Friedman each assigned .05% of   their
general partner interest in SAMLP to SAMI, a corporation of which Mr. Phillips is an officer and director and of which BCM is the sole shareholder. On March 4, 1994, Mr. Friedman resigned as a general partner of SAMLP. As a result, Mr. Phillips and SAMI are the general partners of SAMLP, with 1.95% and .10%, respectively, of the beneficial interest in SAMLP. Mr. Friedman's 1.95% interest in SAMLP is now a limited partner interest. SAMI was appointed Managing General Partner of SAMLP on June 18, 1990. Oscar W. Cashwell, President and director of SAMI, was Assistant to the President, Real Estate Operations of Southmark from March 1982 to June 1989. Karl Blaha, Executive Vice President and Director of Commercial Management of SAMI, was Corporate Vice President of Southmark from April 1984 to August 1988 and President of Southmark Commercial Management from March 1986 to August 1988. Thomas A. Holland, Senior Vice President and Chief Accounting Officer of SAMI, was Vice President and Controller of Southmark from December 1986 to June 1990.

Since February 1, 1990, affiliates of the Managing General Partner      have
provided property management services to the Partnership. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides property management services for a fee of 5% or less of the monthly gross rents collected on the properties under management. In some cases, Carmel, Ltd. subcontracts with other entities for the property-level management services to the Partnership at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) SWI, of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of Mr. Phillips' children. BCM is a
corporation which is beneficially owned by a trust for the benefit of   the
children of Mr. Phillips. BCM performs certain administrative and other functions for the Partnership. See ITEM 1. "BUSINESS - Management and Operations" and ITEM 11. "EXECUTIVE COMPENSATION." Search/Lodges Diversified, L.P., in which BCM is a limited partner, currently serves as landlord for the Partnership and certain other entities.

Messrs. Cashwell, Blaha, Schrauff and Holland serve as executive officers of BCM. Messrs. Phillips and Friedman served as directors of BCM until December 1989 and executive officers of BCM until September 1, 1992 and May 1, 1993, respectively. Mr. Phillips is a limited partner of Carmel, Ltd., which since February 1, 1991 has performed property management services for the Partnership's properties. Messrs. Cashwell, Blaha, Schrauff and Holland serve as executive officers of CMET, IORT, TCI and ART. BCM serves as advisor to CMET, IORT, NIRT, TCI and ART. BCM has resigned as advisor to NIRT effective March 31, 1994.

FMS, Inc., a company of which Mr. Davis, who serves on the Fairness Committee, is Chairman, President and the sole shareholder, provides property-level management services, as a subcontractor to Carmel, Ltd., for two properties
owned by NIRT.   Mr. Schrag, who serves on the Partnership's Fairness Committee, and Mr. Davis both serve as trustees or directors of CMET, IORT, NIRT, TCI and VPT. Proximity Research Corporation, a company of which Mr. Kelly, who serves as Secretary of the Oversight Committee, has provided professional services to the Partnership.

Related Party Transactions

The Partnership has engaged in business transactions with certain related parties and may continue to do so, subject to unanimous approval of the Oversight Committee during the term of the Moorman Settlement Plan as discussed under ITEM 10. "GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER - Oversight Committee." The Partnership believes that all of the related party transactions were at least as advantageous to the Partnership as could have been obtained from unrelated third parties.

In November 1992, the Partnership refinanced 52 of its apartment complexes and a wraparound note receivable with a financial institution. Garden Capital, L.P. ("GCLP"), a Delaware limited partnership, was formed to facilitate such refinancing. The Operating Partnership is the sole limited partner with a 99.3% limited partnership interest in GCLP. The Operating Partnership received its limited partnership interest in exchange for the transfer of the 52 apartment complexes and the wraparound note receivable to GCLP. Garden Capital Management Incorporated ("GCMI"), a Nevada corporation, is the .7% managing general partner of GCLP.

GCLP transferred the acquired apartment assets in exchange for a 99% limited partnership interest in each of 52 single asset limited partnerships which were formed for the purpose of operating, refinancing and holding title to the 52 apartment complexes previously owned by the Operating Partnership. The transfer of the 52 apartment complexes and the wraparound note receivable were effective November 25, 1992. The common stock of Garden Capital Incorporated ("GCI") and GCMI is owned by John A. Doyle (20%), Richard A. Green (40%) and Henry W. Simon (40%).

The Partnership has paid and pays cost reimbursements, property management fees or other cash compensation to BCM and its affiliates and other related parties as described in ITEM 11. "EXECUTIVE COMPENSATION" and ITEM 1. "BUSINESS - Management and Operations." BCM performs certain administrative functions for the Partnership on a cost reimbursement basis. The Fairness Committee has approved the formula for computing the Partnership's proportionate share of certain of BCM's reimbursable costs. GCMI performs administrative functions, similar to those performed for the Partnership by BCM, for GCLP on a cost reimbursement basis. Since February 1, 1990, affiliates of BCM have provided property management services to the Partnership. Currently, Carmel, Ltd., provides such property management services. In many cases, Carmel, Ltd. subcontracts with other entities for some of the property-level management services to the Partnership. Carmel, Ltd. subcontracts the property-level management and leasing of nine of the Partnership's commercial properties to Carmel Realty, Inc., which is owned by SWI. Carmel, Ltd. does not perform property management services to the properties transferred to GCLP. Carmel, Ltd. also performs similar services for ART, CMET, IORT, TCI and through March 31, 1994, NIRT. See NOTE 11. "GENERAL PARTNER FEES AND COMPENSATION" included in Notes to Consolidated Financial Statements at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA," for a summary of fees paid and costs reimbursed by the Partnership.

The Partnership's Fairness Committee periodically reviews certain transactions between the Partnership and its affiliates. See ITEM 1. "BUSINESS
- - Management and Operations." The Fairness Committee has approved the terms of the Partnership's contracts and terms for services and reimbursements with affiliates.

The Partnership's Oversight Committee must approve certain types of transactions between the Partnership and SAMLP or its affiliates, as defined in the Moorman Settlement Agreement. See ITEM 3. "LEGAL PROCEEDINGS - Moorman Settlement."

Indebtedness of Management

In return for its 1% interest in National Realty, the General Partner was required to make aggregate capital contributions to National Realty in an amount equal to 1.01% of the total initial capital contributions to the Partnership. The General Partner contributed $500,000 cash with the remaining portion evidenced by a promissory note in the principal amount of $4.2 million, bearing interest at the rate of 10% per annum compounded semi-annually is payable on the earlier of September 18, 2007, liquidation of the Partnership or a termination of the General Partner's interest in the Partnership. As of December 31, 1993, no payments had been received on such note. At December 31, 1993, accrued and unpaid interest on the note totaled $3.5 million.


                     _____________________________________


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
          FORM 8-K


(a)   The following documents are filed as part of this Report:

1. Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets -
  December 31, 1993 and 1992

Consolidated Statements of Operations -
  Years Ended December 31, 1993, 1992 and 1991

Consolidated Statements of Changes in Partners' Equity (Deficit) -
  Years Ended December 31, 1993, 1992 and 1991

Consolidated Statements of Cash Flows -
  Years Ended December 31, 1993, 1992 and 1991

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule X   - Supplementary Income Statement Information

Schedule XI  - Real Estate and Accumulated Depreciation

Schedule XII - Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the Notes thereto.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

3. Exhibits

The following documents are filed as Exhibits to this Report:

Exhibit
Number                              Description
- -------                             -----------

3.1 National Realty, L.P. Amended and Restated Certificate of Limited Partnership, dated March 4, 1987 (incorporated by reference to
          Exhibit 3.1 to the Registrant's Registration Statement No. 33-16215 on Form S-4).

3.2 National Realty, L.P. First Amended and Restated Agreement of Limited Partnership, dated as of January 29, 1987 (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement No. 33-16215 on Form S-4).

3.3 Certificate of Amendment of Limited Partnership Agreement of National Realty, L.P. dated as of May 14, 1990 (incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990).

4.1 Indenture, dated as of September 18, 1987, by and between National Realty, L.P. and Mellon Bank, N.A. (incorporated by reference to
          Exhibit 4.2 to the Registrant's Registration Statement No. 33-16215 on Form S-4).

4.2 Amendment No. 1, dated as of December 28, 1987, to Trust Indenture between National Realty, L.P. and Mellon Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

4.3 Form of Warrant Agreement between National Realty, L.P. and American Stock Transfer and Trust Company, as Warrant Agent (Incorporated by reference to Exhibit No. 4.5 to the Registrant's Registration Statement No. 33-38352 on Form S-11)

10.1 Loan Agreement dated as of November 24, 1992 by and among First Commonwealth Realty Credit Corporation as Lender, and Garden Kimberly Woods L.P. et. al., as Borrower. (incorporated by reference to Exhibit No. 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

11.1      Computation of Earnings Per Unit.

22.1      Subsidiaries of the Registrant.

28.1 Agreement of Limited Partnership of National Operating, L.P. (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement No. 33-16215 on Form S-4).

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Exhibit
Number                              Description
- -------                             -----------

28.2 Limited Partnership Agreement of Garden Capital, L.P. between Garden Capital Management Incorporated and National Operating, L.P. (incorporated by reference to Exhibit No. 28.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

28.3 Settlement Agreement, dated as of May 9, 1990, relating to the action entitled Moorman et. al v. Southmark Corporation et al. (incorporated by reference to Exhibit 5.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990).

28.4 Settlement Agreement and Mutual Release, dated as of December 27, 1991, between Southmark Corporation, et al and Gene E. Phillips, et al (incorporated by reference to the Registrant's Current Report on Form 8-K, dated December 27, 1991).

28.5 Term Sheet, dated October 6, 1994, among National Realty, L.P., Syntek Asset Management, L.P., National Realty, L.P. Oversight Committee and American Realty Trust, Inc. (incorporated by reference to Exhibit No. 2 to the Registrant's Current Report on Form 8-K, dated October 6, 1993).


(b)   Reports on Form 8-K

      A Current Report on Form 8-K, dated October 6, 1993, was filed with respect to Item 5, which reports that Syntek Asset Management, L.P. (the Registrant's General Partner) and the National Realty Oversight Committee reached an agreement in principle evidenced by a detailed Term Sheet, to nominate a successor general partner for the Registrant and to consummate the 1990 Moorman Settlement.

                             NATIONAL REALTY, L.P.
                                Signature Page

Pursuant to the requirements of Section 13 or 15(d) of the Securities   Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NATIONAL REALTY, L.P.

                                      By its General Partner:

                                      SYNTEK ASSET MANAGEMENT, L.P.

                                      By its General Partners:

                                      SYNTEK ASSET MANAGEMENT, INC.





                                      By:  /s/ Oscar W. Cashwell
                                           Oscar W. Cashwell
                                           President and Director





                                           /s/ Gene E. Phillips
                                           Gene E. Phillips


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Syntek Asset Management, L.P., as General Partner of the Registrant and in the capacities and on the dates indicated.



        Signature                            Title                        Date
        ---------                            -----                        ----
SYNTEK ASSET MANAGEMENT, INC.        Managing General Partner         March 30, 1994




By:  /s/ Oscar W. Cashwell
     Oscar W. Cashwell
     President and Director




     /s/ Gene E. Phillips            General Partner of               March 30, 1994
     Gene E. Phillips                Syntek Asset Management, L.P.
                                     and Director of Syntek Asset
                                     Management, Inc.



                             NATIONAL REALTY, L.P.

                                  EXHIBITS TO
                          ANNUAL REPORT ON FORM 10-K

                     For the Year Ended December 31, 1993





Exhibit
Number                           Description                            Page
- -------                          -----------                            ----

11.1               Computation of Earnings Per Unit.                     99


22.1               Subsidiaries of the Registrant.                      100