Form 10-Q
period 1994-03-31
NATIONAL REALTY L P
filed 1994-05-13
CIK 819671

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



             (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED MARCH 31, 1994



                         Commission File Number 1-9648



                             NATIONAL REALTY, L.P.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



             Delaware                                          75-2163175
- - -------------------------------                           -------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)



10670 North Central Expressway, Suite 300, Dallas, Texas       75231
- - -----------------------------------------------------------------------------
        (Address of Principal Executive Office)             (Zip Code)



                                (214) 692-4700
                        -------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .  No    .
                                               ---      ---

Units of Limited Partner Interest                   2,139,607
- - ---------------------------------        -------------------------------
             (Class)                     (Outstanding at April 29, 1994)

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements have not been audited by independent certified public accountants, but in the opinion of the management of National Realty, L.P., all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position and consolidated cash flows at the dates and for the periods indicated, have been included.


                             NATIONAL REALTY, L.P.
                          CONSOLIDATED BALANCE SHEETS



                                                                 March 31,          December 31,
                                                                   1994                 1993
                       Assets                                 --------------       --------------
                       ------                                       (dollars in thousands)
Real estate held for investment
 Land............................................             $       47,985       $       47,985
 Buildings and improvements......................                    362,315              362,116
                                                              --------------       --------------
                                                                     410,300              410,101

 Less - accumulated depreciation.................                   (188,287)            (186,059)
                                                              --------------       --------------
                                                                     222,013              224,042

Real estate held for sale........................                     47,553               47,553
 Less - Accumulated depreciation.................                    (20,352)             (20,061)
                                                              --------------       --------------
                                                                      27,201               27,492

Notes and interest receivable, net of deferred
 gains of $16,198 in 1994 and 1993...............                     13,601               13,379
 Less - allowance for estimated losses...........                     (1,910)              (1,910)
                                                              --------------       --------------
                                                                      11,691               11,469

Cash and cash equivalents........................                      3,612                4,038
Accounts receivable..............................                        906                2,005
Prepaid expenses.................................                      1,052                1,066
Escrow deposits and other assets.................                      8,114                7,815
Marketable equity securities of affiliate, at
 market value....................................                        624                  593
Deferred financing costs.........................                     17,414               17,525
                                                              --------------       --------------
                                                              $      292,627       $      296,045
                                                              ==============       ==============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                    CONSOLIDATED BALANCE SHEETS - Continued





                                                                 March 31,          December 31,
                                                                   1994                 1993
                                                              --------------       --------------
                                                                    (dollars in thousands)
    Liabilities and Partners' Equity (Deficit)
    ------------------------------------------

Liabilities
 Notes and interest payable......................             $      334,595       $      335,200
 Pension notes and related interest payable......                      9,906                9,618
 Accrued property taxes..........................                      6,129                7,138
 Accounts payable and other liabilities..........                      5,017                5,128
 Tenant security deposits........................                      2,815                2,813
 Amounts due to affiliates.......................                        895                1,450
                                                              --------------       --------------

                                                                     359,357              361,347

Commitments and contingencies

Redeemable General Partner Interest..............                     21,600               21,600

Partners' Equity (Deficit)
 General Partner.................................                      2,459                2,480
 Limited Partners................................                    (65,369)             (63,931)
 Unrealized gain on marketable equity securities.                        355                  324
                                                              --------------       --------------

                                                                     (62,555)             (61,127)
 Less - Redeemable General Partner Interest......                    (25,775)             (25,775)
                                                              --------------       --------------
                                                                     (88,330)             (86,902)
                                                              --------------       --------------

                                                              $      292,627       $      296,045
                                                              ==============       ==============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                         For the Three Months
                                                                            Ended March 31,
                                                                   ---------------------------------
                                                                        1994               1993
                                                                   ---------------     -------------
                                                                         (dollars in thousands,
                                                                            except per unit)
Revenues
 Rentals..........................................                 $        25,744     $      24,392
 Interest.........................................                             592             1,068
                                                                   ---------------     -------------

                                                                            26,336            25,460

Expenses
 Interest.........................................                           8,573             8,607
 Depreciation & amortization......................                           2,519             2,504
 Property taxes & insurance.......................                           2,917             3,028
 Utilities........................................                           3,181             2,827
 Property-level payroll costs.....................                           1,601             1,553
 Repairs and maintenance..........................                           4,842             4,597
 Other operating expenses.........................                           1,140             1,123
 Property management fees.........................                           1,120             1,033
 General and administrative.......................                           1,513             1,550
                                                                   ---------------     -------------

                                                                            27,406            26,822
                                                                   ---------------     -------------

(Loss) before extraordinary gain..................                          (1,070)           (1,362)
Extraordinary gain................................                             -               9,046
                                                                   ---------------     -------------

Net income (loss).................................                 $        (1,070)    $       7,684
                                                                   ===============     =============

Earnings per unit
 (Loss) before extraordinary gain.................                 $          (.49)    $        (.58)
 Extraordinary gain...............................                             -                3.83
                                                                   ---------------     -------------
 Net income (loss)................................                 $          (.49)    $        3.25
                                                                   ===============     =============

Weighted average units of limited partner interest
 used in computing earnings per unit..............                       2,139,607         2,314,816
                                                                   ===============     =============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)



                                                                          Unrealized
                                                                          Gain/(Loss)    Redeemable
                                                                         on Marketable    General        Partners'
                                                General      Limited       Equity         Partner        Equity
                                                Partner       Partners     Securities     Interest      (Deficit)
                                               ---------     ----------    ----------     ----------    ----------
                                                                        (dollars in thousands)
Balance, January 1, 1994........               $  2,480      $  (63,931)     $  324       $ (25,775)     $ (86,902)

Unrealized gain on marketable
 equity securities of affiliate.                    -               -            31             -               31


Distributions ($0.20 per unit)..                    -              (389)        -               -             (389)


Net (loss)......................                    (21)         (1,049)        -               -           (1,070)
                                               --------      ----------      ------       ---------      ---------


Balance, March 31, 1994.........               $  2,459      $  (65,369)     $  355       $ (25,775)     $ (88,330)
                                               ========      ==========      ======       =========      =========







  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Three Months
                                                                       Ended March 31,
                                                             -----------------------------------
                                                                  1994                 1993
                                                             --------------       --------------
                                                                   (dollars in thousands)
Cash Flows From Operating Activities
 Rentals collected...............................            $       26,006       $       24,466
 Interest collected..............................                       345                  642
 Interest paid...................................                    (7,753)              (7,544)
 Payments for property operations................                   (15,599)             (13,679)
 General and administrative expenses paid........                    (1,311)              (1,879)
 Deferred financing costs........................                      (461)                (388)
                                                             --------------       --------------
    Net cash provided by operating activities....                     1,227                1,618

Cash Flows From Investing Activities
 Real estate improvements........................                      (199)                (384)
 Collections on notes receivable.................                         5                  -
                                                             --------------       --------------
    Net cash (used in) investing activities......                      (194)                (384)

Cash Flows From Financing Activities
 Borrowings from financial institutions..........                     4,743                  -
 Payments to affiliates, net.....................                      (555)                (909)
 Payments of mortgage notes payable..............                    (5,258)                (980)
 Distributions to unitholders....................                      (389)                 -
 Repurchase of units of limited partner interest.                       -                    (39)
 Achievement escrows.............................                       -                    717
                                                             --------------       --------------
    Net cash (used in) financing activities......                    (1,459)              (1,211)
                                                             --------------       --------------

    Net increase (decrease) in cash and
        cash equivalents.........................                      (426)                  23

Cash and cash equivalents at beginning of period.                     4,038                3,387
                                                             --------------       --------------
Cash and cash equivalents at end of period.......            $        3,612       $        3,410
                                                             ==============       ==============

Reconciliation of net income (loss) to net cash
 provided by operating activities
Net income (loss)................................            $       (1,070)      $        7,684
 Adjustments to reconcile net income (loss) to
    net cash provided by operating activities
 Depreciation and amortization...................                     2,519                2,504
 Extraordinary gain..............................                       -                 (9,046)
 Decrease in other assets........................                       558                1,686
 (Increase) in interest receivable...............                      (226)                (142)
 Increase in interest payable....................                       200                   75
 (Decrease) in other liabilities.................                      (754)              (1,143)
                                                             --------------       --------------
    Net cash provided by operating activities....            $        1,227       $        1,618
                                                             ==============       ==============

Schedule of noncash financing activities
 Settlement of debt obligation of $9,946 in
    exchange for note payable....................            $          -         $          900

 Unrealized gain on marketable equity securities.                        31                  -


The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements of National Realty, L.P. and consolidated entities (the "Partnership") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K").

Certain 1993 balances have been reclassified to conform to the 1994 presentation.

NOTE 2.  EARNINGS PER UNIT

Net income (loss) per unit of limited partner interest (per "unit") is computed based upon the weighted average number of units outstanding during the period. The limited partners of National Realty, L.P. ("National Realty") have a 99% interest and the general partner, Syntek Asset Management, L.P. (the "General Partner" or "SAMLP"), has an aggregate 1% interest in the net income, net loss and distributions of National Realty. National Realty is allocated 99% of the net income or net loss of National Operating, L.P. (the "Operating Partnership"), and the General Partner is allocated an aggregate 1% of the net income or net loss of the Operating Partnership. The 1% General Partner interest in each of National Realty and the Operating Partnership is equal to a 1.99% interest on a combined basis. Accordingly, net income (loss) per unit is derived by dividing 98.01% of the net income (loss) in each period by the respective weighted average units of limited partner interest.

NOTE 3.  INCOME TAXES

No federal or state income taxes have been provided for in the accompanying Consolidated Financial Statements as the partners include their share of Partnership income or loss in their respective tax returns. For income or loss allocation purposes, limited partners are allocated their proportionate share of income or loss commencing with the calendar month subsequent to their entry into the Partnership.

NOTE 4.  REAL ESTATE

In March 1994, the Partnership obtained new first mortgage financing secured by the Cross County Shopping Center in Mattoon, Illinois. The Partnership can borrow up to $7.5 million under the loan, to repay

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  REAL ESTATE (Continued)

existing debt and for the renovation of the shopping center as well as tenant improvements. $4.7 million was advanced at closing. $4.3 million of the proceeds were used to payoff existing debt, including prepayment penalties of $104,000. The remainder of the proceeds were used to pay various closing costs associated with the transaction. The new first mortgage bears interest at 1.5% above prime rate, requires monthly payments of principal and interest based upon the outstanding balance of the note, and matures in March 1997 with an option to extend the maturity date to March 2002. Additional advances under the loan are to be made primarily to finance tenant improvements related to the expansion by a major tenant. The Partnership, in accordance with the Partnership Agreement, paid Basic Capital Management, Inc. a 1% loan arrangement fee of $75,000 based upon the new first mortgage financing of $7.5 million.

The Partnership has a 75% interest in Southern Palms Associates, which owns Southern Palms Shopping Center. In August 1992, Southern Palms Associates filed a voluntary petition in bankruptcy, seeking to restructure the $9.3 million nonrecourse mortgage secured by the shopping center. On October 26, 1993, the bankruptcy court approved the plan of reorganization and disclosure statement subject to certain conditions, involving the 25% general partner of Southern Palms Associates, to be rectified by the Partnership prior to the confirmation hearing, tentatively scheduled for the second quarter of 1994. The approved plan provides for a reduction in the interest rate from 11.7% per annum to a variable rate, currently 8.9% per annum, and for the lender to extend the maturity date of the mortgage to March 1998. If the plan of reorganization is not confirmed and the shopping center is foreclosed, the Partnership will record a loss on foreclosure of $5.8 million equal to the amount by which the carrying value of the property exceeds the mortgage debt.

NOTE 5.  WARRANTS

Pursuant to the Moorman Settlement Agreement, on February 14, 1992, the Partnership issued 2,692,773 warrants to purchase an aggregate of 673,193 of its units of limited partner interest subject to adjustment. Each warrant initially entitled the holder thereof to purchase one quarter of one unit at the exercise price ($11.00 per warrant). The initial exercise price was equal to $44.00 per unit and increased to $48.00 per unit on February 14, 1993, subject to adjustment. The warrants may be exercised for five years from the February 14, 1992 date of issuance or until earlier redemption. See NOTE 6. "LEGAL PROCEEDINGS - Moorman Settlement."

NOTE 6.  LEGAL PROCEEDINGS

Moorman Settlement. The Partnership is party to a settlement agreement, dated as of May 9, 1990, between plaintiffs Joseph B. Moorman, et al.

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  LEGAL PROCEEDINGS (Continued)

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

The terms of the Moorman Settlement Agreement are complex and the following summary is qualified in its entirety by reference to the text thereof, which was previously included as an exhibit to a Partnership filing with the Securities and Exchange Commission. The Moorman Settlement Agreement provides for a plan (the "Moorman Settlement Plan") consisting of, among other things, the following: (i) the appointment and operation of a committee (the "Oversight Committee") to oversee the implementation of the Moorman Settlement Plan, (ii) the appointment and operation of an audit committee having a majority of members unaffiliated with Messrs. Phillips and Friedman or SAMLP, (iii) the establishment of specified annually increasing targets described below (each a "Target") for each of the next five years, relating to the price of the units of limited partner interest as decreased for certain distributions to unitholders, (iv) an agreement by SAMLP not to seek reimbursement of greater than $500,000 per year for Messrs. Phillips' and Friedman's salaries for serving as general partners of SAMLP, (Mr. Friedman resigned as general partner of SAMLP effective March 4, 1994) and a deferral of such payments until such time as a Target may be met, and, if SAMLP resigns as General Partner, a waiver of any compensation so deferred, (v) a deferral until such time as a Target may be met of certain future annual General Partner compensation payable, pursuant to the Partnership's governing documents, to SAMLP or its affiliates, and, if SAMLP resigns as General Partner, a waiver of any compensation so deferred,
(vi) the required distribution to unitholders of all the Partnership's operating cash flow in excess of certain renovation costs,

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  LEGAL PROCEEDINGS (Continued)

unless the Oversight Committee approves alternative uses for such operating cash flow, (vii) the issuance of Warrants to purchase an aggregate of up to 687,500 units (the "Warrants") to Class Members, (viii) the contribution by certain co-defendants of cash and notes payable to the Partnership aggregating $5.5 million (including $2.5 million to be contributed by SAMLP and its general partners over a four-year period), (ix) the amendment of the Partnership Agreement to reduce the vote required to remove the General Partner from a two-thirds vote to a majority vote of the units, (x) the Partnership's redemption of its unit purchase rights and an agreement not to adopt a similar rights plan without Oversight Committee approval and (xi) the Partnership's payment of certain settlement costs, including plaintiffs' attorneys' fees in the amount of $3.4 million. The Moorman Settlement Plan will remain in effect for a maximum period of five years from the May 9, 1990 announcement of the Moorman Settlement Agreement to the financial press, and the Warrants will remain exercisable for five years from the February 14, 1992 date of issuance or until earlier redemption.

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

The first two annual Targets, relating to unit market price were as follows:

         Anniversary Date                                  Target
         ----------------                                  -------
         May 9, 1991.............................          $ 44.00
         May 9, 1992.............................            57.00

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  LEGAL PROCEEDINGS (Continued)

Whether a given Target was achieved was determined by reference to the average closing price per unit of National Realty's units of limited partner interest on the American Stock Exchange ("AMEX") for the period beginning 30 days before the corresponding Anniversary Date and ending 30 days thereafter. There shall be added to this average closing price all distributions made after May 9, 1990, compounded at 9% per annum. Thus, achievement of the Targets may be accomplished both through increases in the price of units and by distributions to unitholders. The May 1991 Target of $44.00 per unit was not achieved and the Oversight Committee formally requested that the Partnership sell real property and other assets with an equity value of at least 20% of the aggregate equity value of the real property and other assets owned by the Partnership as of December 31, 1990. The General Partner selected a group of assets which it offered for sale and such assets were classified as real estate held for sale. Five of the assets selected were apartment complexes which were transferred to Garden Capital, L.P. ("GCLP") and refinanced in 1992, and are no longer being offered for sale. Accordingly, these assets were classified as held for investment in the Partnership's Consolidated Balance Sheets at December 31, 1992 and 1993.

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

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  LEGAL PROCEEDINGS (Continued)

Any dispute between the General Partner and the Oversight Committee concerning the operation of the Moorman Settlement Agreement is to be resolved by the Judge appointed pursuant to the Moorman Settlement Agreement to supervise its implementation.

The withdrawal of the General Partner would require the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. Under the Moorman Settlement Agreement, payment for such Redeemable General Partner Interest, fees and other compensation may, at the Oversight Committee's option, be paid over a three year period pursuant to a secured promissory note bearing interest at the prime rate and containing commercially reasonable terms and collateral. Under the Moorman Settlement Plan, the purchase price for Redeemable General Partner Interest would be calculated, as of the time SAMLP withdraws as General Partner under the Partnership's governing documents. The Managing General Partner has calculated the Redeemable General Partner Interest at December 31, 1993 to be $25.8 million, and believes there has been no material change in such value since such date. The Partnership would be entitled to offset against any such payment the then outstanding principal balance ($4.2 million at March 31, 1994) plus all accrued but unpaid interest ($3.7 million at March 31, 1994) on the note receivable from SAMLP for its capital contribution to the Partnership. In the accompanying Consolidated Financial Statements, the Redeemable General Partner Interest is shown as a reduction of Partners' Equity. The note receivable from the General Partner has been offset against the Redeemable General Partner Interest. The Oversight Committee has informed the Partnership that it calculated the amount of such Redeemable General Partner Interest at December 31, 1993, before the note receivable and unpaid interest offset described above, to be approximately $20.0 million. When SAMLP withdraws as General Partner of the Partnership, the value of the Redeemable General Partner Interest would depend on the fair value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

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

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  LEGAL PROCEEDINGS (Continued)

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

Other. The Partnership is involved in various lawsuits arising in the ordinary course of business. Management of the Partnership is of the opinion that the outcome of these lawsuits would have no material impact on the Partnership's financial condition.

                         _____________________________


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In November 1992, the Operating Partnership, in conjunction with a refinancing of 52 of its apartment properties and a wraparound note

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Introduction (Continued)

receivable, transferred such assets to Garden Capital, L.P. ("GCLP"), a Delaware limited partnership in which the Operating Partnership holds a 99.3% limited partner interest.

National Realty's units of limited partner interest are traded on the American Stock Exchange (the "AMEX") using the symbol "NLP." National Realty no longer meets certain of the criteria of the AMEX for continued listing and will likely continue to fail to meet such criteria. Although National Realty does not anticipate that the AMEX will seek to delist its units of limited partner interest, there can be no assurance that the AMEX will not seek to do so.

Liquidity and Capital Resources

Cash and cash equivalents aggregated $3.6 million at March 31, 1994 compared to $4.0 million at December 31, 1993. The principal reasons for this decrease in cash are discussed in the paragraphs below.

The Managing General Partner of the Partnership's General Partner has discretion in determining methods of obtaining funds for the Partnership's operations. The Partnership's governing documents place no limitation on the amount of leverage that the Partnership may incur either in the aggregate or with respect to any particular property or other investment. At March 31, 1994, the aggregate loan-to-value ratio of the Partnership's real estate portfolio was 52.0%, computed on the basis of the ratio of total property-related debt to aggregate appraised values as of December 31, 1993, as compared with a loan-to-value ratio of 52.1% at December 31, 1993.

Historically, the Partnership's principal sources of cash flow have been and will continue to be from property operations, proceeds from property sales and externally generated funds. Externally generated funds include borrowings, proceeds from the sale of assets, proceeds from the issuance of debt secured by Partnership properties or mortgage notes receivable and in the future may include proceeds from the exercise of outstanding Warrants. The Partnership continues to experience liquidity problems and expects that cash flow from operations together with externally generated funds will be sufficient to meet the Partnership's various cash needs only if the Partnership is able to renew and extend mortgage financings as they mature, obtain mortgage financing on its unencumbered properties, or alternatively, increase the rate of property and other asset sales, in amounts sufficient to provide adequate cash.

The Partnership's properties, except for five, are encumbered by mortgages. In 1994, mortgages totaling $21.6 million have or will become due. In March 1994, $4.2 million of this amount was successfully refinanced. The new $7.5 million loan, of which only $4.7 million has been advanced to date, matures in March 1997. In addition, the Partnership has reached a tentative agreement with the lender for the modification and extension of a $9.3 million mortgage which matured in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

1993. The agreement is expected to be finalized in the second quarter of 1994. It is the Partnership's intention to either pay the remaining mortgages that mature in 1994 when due, or seek to extend the due dates one or more years while attempting to obtain alternate financing. The Partnership also intends to seek to refinance certain mortgages not due in 1994 and use the proceeds for working capital purposes. Due to the limited long-term financing available to the Partnership, there can be no assurance that the Partnership will be successful in extending such "balloon" payments or that it will not ultimately lose certain of its properties to foreclosure. However, the General Partner believes it will continue to be successful in obtaining at least the minimum amount of extensions or other proceeds to enable the Partnership to maintain ownership of all properties in which it has equity.

The Partnership currently has two apartment complexes under contract for sale. The Partnership anticipates closing these two sales during the third quarter of 1994. The properties are classified as real estate held for sale in the Partnership's accompanying Consolidated Balance Sheets. The Partnership, however, can give no assurance that it will successfully complete these property sales.

In November 1992, in conjunction with the transfer of the net assets of 52 apartment complexes and a wraparound note receivable to GCLP, such assets were refinanced under a $223 million blanket mortgage loan. The blanket mortgage loan requires that cash flow from the GCLP properties be used to fund various escrow and reserve accounts and limits the payment of distributions to the Partnership. During the first quarter of 1994, the Partnership received distributions from GCLP totaling $225,000. No distributions were received in the first quarter of 1993.

On March 30, 1994, the Partnership paid a quarterly distribution of $0.20 per unit to unitholders of record on March 18, 1994.

The Partnership's net cash flow from property operations (rentals collected less payments for property operating expenses) decreased from $10.8 million for the three months ended March 31, 1993 to $10.4 million for the three months ended March 31, 1994. This decrease is primarily attributable to a $1.1 million increase in payments for tax and insurance escrows related to the GCLP properties. This decrease is offset in part by a $700,000 increase in cash flow attributable to two properties obtained subsequent to the first quarter of 1993 and an increase in the average rental rates at the Partnership's apartment complexes.

As discussed in NOTE 6. "LEGAL PROCEEDINGS," the Moorman litigation settlement agreement (the "Moorman Settlement Agreement") sets forth certain aggressive, annually increasing targets relating to the price of the Partnership's units of limited partner interest which were not met, resulting in, among other things, withdrawal of the General Partner and the resulting required repurchase of the General Partner's interest. The

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

effects of some or all of these provisions could adversely affect the Partnership's already strained liquidity. However, the General Partner has reached an agreement in principle with the Oversight Committee concerning possible arrangements which may alleviate the adverse effect of such provisions.

The withdrawal of the General Partner requires the Partnership to acquire the General Partner's interest at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. The Moorman Settlement Agreement provides that any payment for such Redeemable General Partner Interest, fees and other compensation during the pendency of the Moorman Settlement Agreement may, at the option of the Oversight Committee (also established under the Moorman Settlement Agreement), be made over three years pursuant to a secured promissory note bearing interest at a financial institution's prime rate. The Managing General Partner has calculated the fair value of the Redeemable General Partner Interest at December 31, 1993 to be $25.8 million, and believes that there has been no material change in such value since that date. The Partnership would be entitled to offset against such payment the then outstanding principal balance of the note receivable ($4.2 million at March 31, 1994) plus all accrued and unpaid interest ($3.7 million at March 31, 1994) on the note receivable from the General Partner representing its capital contribution to the Partnership. The Oversight Committee has informed the Partnership that it calculates the amount of such Redeemable General Partner Interest, fees and other compensation at December 31, 1993, before the note receivable and unpaid interest offset discussed above, to be approximately $20.0 million. When SAMLP withdraws as General Partner of the Partnership, the fair value of the Redeemable General Partner Interest would depend on the value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

In the accompanying Consolidated Financial Statements, the Redeemable General Partner Interest is shown as a reduction in Partners' Equity and the note receivable from the General Partner has been offset against the Redeemable General Partner Interest.

In connection with the Moorman Settlement Agreement, the Partnership received contributions from certain co-defendants of cash and notes including a promissory note for $2.0 million from Gene E. Phillips and William S. Friedman, at the time, general partners of SAMLP, and guaranteed by SAMLP. The final payment of $631,000 is due in May 1994.

In October 1993, SAMLP and the Oversight Committee reached an agreement in principle, evidenced by a detailed Term Sheet, to nominate a candidate for successor general partner and to resolve all related matters under the Moorman Settlement Agreement. The Term Sheet provides

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Results of Operations

The Partnership reported a net loss of $1.1 million for the three months ended March 31, 1994 as compared to net income of $7.7 million for the same period in 1993. The Partnership's first quarter 1993 net income was attributable to a $9.0 million extraordinary gain, related to the discounted acquisition of a mortgage obligation.

Net rental income for the Partnership (rental income less property operating expenses) increased from $10.2 million for the first quarter of 1993 compared to $10.9 million for the first quarter of 1994. Of this increase, $246,000 is due to the acquisition in June 1993 of a controlling partnership interest in Club Mar Realty Group, Ltd., which owns the Club Mar Apartments, and obtaining an apartment complex through insubstance foreclosure in December 1993. The remainder of the increase is primarily attributable to a 6% increase in average rental rates at the Partnership's apartment complexes.

Interest income decreased from $1.1 million for the three months ended March 31, 1993 to $592,000 for the three months ended March 31, 1994. This decrease is primarily attributable to interest income recorded in the first quarter of 1993 on a loan on which the collateral was foreclosed in December 1993 and to a decrease in cash received in 1994 on a mortgage note receivable on which interest is recognized on a cash flow basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

Interest expense for the three months ended March 31, 1994 and the three months ended March 31, 1993 was constant at $8.6 million. An increase in interest expense of $125,000 related to the acquisition of the partnership interest in Club Mar Apartments in June 1993 was offset by decreases in interest expense attributable to achievement escrows applied against the principal balances of three of the Partnership's mortgage loans and reduced interest expense related to the Southern Palms bankruptcy plan of reorganization.

General and administrative expenses for the three months ended March 31, 1994 of $1.5 million was comparable to that of the three months ended March 31, 1993. However, an increase in legal fees of $81,000 related to the Moorman litigation and several bankruptcy proceedings was offset by a decrease in accounting fees which were incurred in 1993 in connection with the formation of GCLP.


                     _____________________________________


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

See NOTE 6. "LEGAL PROCEEDINGS," of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in PART I for information relating to legal proceedings.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit
Number           Description
- - ------        ----------------
 11.1       Computation of Earnings Per Unit


(b) Reports on Form 8-K:

    None.

                             NATIONAL REALTY, L.P.


                                 Signature Page




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NATIONAL REALTY, L.P.

                                    By its General Partner:

                                    SYNTEK ASSET MANAGEMENT, L.P.

                                    By its Managing General Partner:

                                    SYNTEK ASSET MANAGEMENT, INC.





Date:     May 13, 1994              By:  /s/ Oscar W. Cashwell
                                       Oscar W. Cashwell
                                       President





Date:     May 13, 1994              By:  /s/ Hamilton P. Schrauff
                                       Hamilton P. Schrauff
                                       Executive Vice President and
                                       Chief Financial Officer

                             NATIONAL REALTY, L.P.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                      For the quarter ended March 31, 1994





                                 EXHIBIT INDEX





Exhibit                                                        Page
Number                         Description                    Number
- - -------                        -----------                    ------

 11.1        Computation of Earnings Per Unit                   21