Form 10-Q
period 1994-06-30
NATIONAL REALTY L P
filed 1994-08-12
CIK 819671

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



             (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED JUNE 30, 1994



                         Commission File Number 1-9648



                             NATIONAL REALTY, L.P.
             (Exact Name of Registrant as Specified in Its Charter)



                Delaware                                 75-2163175
    (State or Other Jurisdiction of                   (I.R.S. Employer
    Incorporation or Organization)                   Identification No.)



10670 North Central Expressway, Suite 300, Dallas, Texas       75231
         (Address of Principal Executive Office)            (Zip Code)



                                (214) 692-4700
                        (Registrant's Telephone Number,
                              Including Area Code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .  No    .
                                               ---      ---


Units of Limited Partner Interest                    2,139,607
           (Class)                         (Outstanding at July 29, 1994)

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


                             NATIONAL REALTY, L.P.
                          CONSOLIDATED BALANCE SHEETS


                                                                                June 30,           December 31,
                                                                                  1994                 1993
                                                                             --------------       --------------
                                                                                    (dollars in thousands)
                     Assets
                     ------

Real estate held for investment
 Land............................................                            $       47,985       $       47,985
 Buildings and improvements......................                                   362,901              362,116
                                                                             --------------       --------------
                                                                                    410,886              410,101

 Less - accumulated depreciation.................                                  (190,545)            (186,059)
                                                                             --------------       --------------
                                                                                    220,341              224,042

Real estate held for sale........................                                    47,621               47,553
 Less - Accumulated depreciation.................                                   (20,646)             (20,061)
                                                                             --------------       --------------
                                                                                     26,975               27,492

Notes and interest receivable, net of deferred
 gains of $16,198 in 1993 and 1994...............                                    13,960               13,379
 Less - allowance for estimated losses...........                                    (1,910)              (1,910)
                                                                             --------------       --------------
                                                                                     12,050               11,469

Cash and cash equivalents........................                                     4,336                4,038
Accounts receivable..............................                                     2,026                2,005
Prepaid expenses.................................                                       830                1,066
Escrow deposits and other assets.................                                    10,212                7,815
Marketable equity securities of affiliate, at
 market..........................................                                       593                  593
Deferred financing costs.........................                                    16,958               17,525
                                                                             --------------       --------------
                                                                             $      294,321       $      296,045
                                                                             ==============       ==============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                    CONSOLIDATED BALANCE SHEETS - Continued





                                                                                June 30,           December 31,
                                                                                  1994                 1993
                                                                             --------------       --------------
                                                                                    (dollars in thousands)
    Liabilities and Partners' Equity (Deficit)
    ------------------------------------------

Liabilities
 Notes and interest payable......................                            $      333,756       $      335,200
 Pension notes and related interest payable......                                    10,194                9,618
 Accrued property taxes..........................                                     7,377                7,138
 Accounts payable and other liabilities..........                                     5,718                5,128
 Tenant security deposits........................                                     2,892                2,813
 Amounts due to affiliates.......................                                     2,097                1,450
                                                                             --------------       --------------

                                                                                    362,034              361,347

Commitments and contingencies

Redeemable General Partner Interest..............                                    21,600               21,600

Partners' Equity (Deficit)
 General Partner.................................                                     2,448                2,480
 Limited Partners................................                                   (66,310)             (63,931)
 Unrealized gain on marketable equity securities.                                       324                  324
                                                                             --------------       --------------

                                                                                    (63,538)             (61,127)
 Less - Redeemable General Partner Interest......                                   (25,775)             (25,775)
                                                                             --------------       --------------
                                                                                    (89,313)             (86,902)
                                                                             --------------       --------------

                                                                             $      294,321       $      296,045
                                                                             ==============       ==============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  For the Three Months                    For the Six Months
                                                     Ended June 30,                         Ended June 30,
                                          ----------------------------------      ---------------------------------
                                                1994                1993                 1994              1993
                                          --------------      --------------      ---------------     -------------
                                                           (dollars in thousands, except per share)
Revenues
 Rentals.......................           $       26,204      $       24,721      $        51,948     $      49,113
 Interest......................                      594                 968                1,186             2,036
                                          --------------      --------------      ---------------     -------------

                                                  26,798              25,689               53,134            51,149


Expenses
 Interest......................                    8,487               8,562               17,060            17,169
 Depreciation & amortization...                    2,551               2,527                5,070             5,031
 Property taxes & insurance....                    3,000               2,691                5,917             5,719
 Utilities.....................                    2,855               2,650                6,036             5,477
 Property-level payroll costs..                    1,431               1,402                3,032             2,955
 Repairs and maintenance.......                    5,516               5,394               10,358             9,991
 Other operating expenses......                    1,041               1,059                2,181             2,182
 Property management fees......                    1,144               1,058                2,264             2,091
 General and administrative....                    1,331               1,130                2,844             2,680
                                          --------------      --------------      ---------------     -------------

                                                  27,356              26,473               54,762            53,295
                                          --------------      --------------      ---------------     -------------


(Loss) before extraordinary
 gain..........................                     (558)               (784)              (1,628)           (2,146)
Extraordinary gain.............                      -                   -                    -               9,046
                                          --------------      --------------      ---------------     -------------

Net income (loss)..............           $         (558)     $         (784)     $        (1,628)    $       6,900
                                          ==============      ==============      ===============     =============


Earnings per unit
 (Loss) before extraordinary
   gain........................           $         (.26)     $         (.33)     $          (.75)    $        (.91)
 Extraordinary gain............                      -                   -                    -                3.84
                                          --------------      --------------      ---------------     -------------
 Net income (loss).............           $         (.26)     $         (.33)     $          (.75)    $        2.93
                                          ==============      ==============      ===============     =============



Weighted average units of
 limited partner interest
 used in computing earnings
 per unit......................                2,139,607           2,306,462            2,139,607         2,310,631
                                          ==============      ==============      ===============     =============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)



                                                                            Unrealized
                                                                             Gain On            Redeemable
                                                                            Marketable           General           Partners'
                                       General            Limited             Equity             Partner            Equity
                                       Partner            Partners          Securities          Interest           (Deficit)
                                    -------------      -------------      -------------       -------------      -------------
                                                                     (dollars in thousands)
Balance, January 1, 1994.........   $       2,480      $     (63,931)     $         324       $     (25,775)     $     (86,902)


Distributions ($0.40 per unit)...             -                 (783)               -                   -                 (783)

Net (loss).......................             (32)            (1,596)               -                   -               (1,628)
                                    -------------      -------------      -------------       -------------      -------------


Balance, June 30, 1994...........   $       2,448      $     (66,310)     $         324       $     (25,775)     $     (89,313)
                                    =============      =============      =============       =============      =============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Six Months
                                                                                        Ended June 30,
                                                                             -----------------------------------
                                                                                  1994                 1993
                                                                             --------------       --------------
                                                                                    (dollars in thousands)
Cash Flows From Operating Activities
 Rentals collected...............................                            $       52,557       $       49,156
 Interest collected..............................                                       586                1,217
 Interest paid...................................                                   (15,138)             (15,250)
 Payments for property operations................                                   (30,701)             (27,372)
 General and administrative expenses paid........                                    (3,386)              (3,067)
 Deferred financing costs........................                                      (576)                (469)
 Other...........................................                                       -                   (250)
                                                                             --------------       --------------
    Net cash provided by operating activities....                                     3,342                3,965

Cash Flows From Investing Activities
 Real estate improvements........................                                      (852)              (1,621)
 Collections on notes receivable.................                                        11                    5
                                                                             --------------       --------------
    Net cash (used in) investing activities......                                      (841)              (1,616)

Cash Flows From Financing Activities
 Proceeds from notes payable.....................                                     4,950                  -
 Payments (to) from affiliates, net..............                                       -                   (983)
 Payments on notes payable.......................                                    (6,370)              (2,069)
 Distributions to unitholders....................                                      (783)                 -
 Repurchase of units of limited partner interest.                                       -                    (39)
 Achievement escrows.............................                                       -                  1,000
                                                                             --------------       --------------
    Net cash (used in) financing activities......                                    (2,203)              (2,091)
                                                                             --------------       --------------

    Net increase in cash and cash equivalents....                                       298                  258

Cash and cash equivalents at beginning of period.                                     4,038                3,387
                                                                             --------------       --------------
Cash and cash equivalents at end of period.......                            $        4,336       $        3,645
                                                                             ==============       ==============

Reconciliation of net income (loss) to net cash
 provided by operating activities
Net income (loss)................................                            $       (1,628)      $        6,900
 Adjustments to reconcile net income (loss) to
    net cash provided by operating activities
 Depreciation and amortization...................                                     5,070                5,031
 Extraordinary gain..............................                                       -                 (9,046)
 (Increase) decrease in other assets.............                                      (194)                 975
 (Increase) in interest receivable...............                                      (541)                (355)
 (Decrease) in interest payable..................                                       (19)                 (33)
 Increase in other liabilities...................                                       654                  493
                                                                             --------------       --------------
    Net cash provided by operating activities....                            $        3,342       $        3,965
                                                                             ==============       ==============

Schedule of noncash financing activities
 Settlement of debt obligation of $9,946 in
    exchange for note payable....................                            $          -         $          900

The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements of National Realty, L.P. and consolidated entities (the "Partnership") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K").

Certain 1993 balances have been reclassified to conform to the 1994 presentation.

NOTE 2.  EARNINGS PER UNIT

Net income (loss) per unit of limited partner interest (per "unit") is computed based upon the weighted average number of units outstanding during each period. The limited partners of National Realty, L.P. ("National Realty") have a 99% interest and the general partner, Syntek Asset Management, L.P. (the "General Partner" or "SAMLP"), has an aggregate 1% interest in the net income, net loss and distributions of National Realty. National Realty is allocated 99% of the net income or net loss of National Operating, L.P. (the "Operating Partnership"), and the General Partner is allocated an aggregate 1% of the net income or net loss of the Operating Partnership. The 1% General Partner interest in each of National Realty and the Operating Partnership is equal to a 1.99% interest on a combined basis. Accordingly, net income (loss) per unit is derived by dividing 98.01% of the net income (loss) in each period by the respective weighted average units of limited partner interest.

NOTE 3.  REAL ESTATE

In March 1994, the Partnership obtained new first mortgage financing secured by the Cross County Shopping Center in Mattoon, Illinois. The Partnership can borrow up to $7.5 million under the loan, to repay existing debt and for the renovation of the shopping center as well as tenant improvements. $4.7 million was advanced at closing, of which $4.3 million of the proceeds were used to payoff existing debt, including prepayment penalties of $104,000. The remainder of the proceeds were used to pay various closing costs associated with the transaction. The new first mortgage bears interest at 1.5% above prime rate, requires monthly payments of principal and interest based upon the outstanding balance of the note, and matures in March 1997 with an option to extend the maturity date to March 2002. Additional advances under the loan are to be made primarily to finance tenant improvements

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.  REAL ESTATE (Continued)

related to the expansion by a major tenant. As of June 30, 1994, $208,000 of additional advances under the loan had been made. The Partnership, in accordance with the Partnership Agreement, paid Basic Capital Management, Inc. a 1% loan arrangement fee of $75,000 based upon the new first mortgage financing of $7.5 million.

The Partnership has a 75% interest in Southern Palms Associates, which owns Southern Palms Shopping Center. In August 1992, Southern Palms Associates filed a voluntary petition in bankruptcy, seeking, among other things, to restructure the $9.3 million nonrecourse mortgage secured by the shopping center. On October 26, 1993, the bankruptcy court approved the plan of reorganization and disclosure statement subject to certain conditions, involving the 25% general partner of Southern Palms Associates, to be rectified by the Partnership prior to the confirmation hearing, anticipated to be held in the fourth quarter of 1994. In connection with the bankruptcy, an agreement was reached with the lender to modify the $9.3 million first mortgage. The modification, which was effective December 31, 1993, reduced the interest rate from 11.7% per annum to a variable rate, currently 8.9% per annum, and extended the maturity date of the mortgage to March 1998.

NOTE 4.  WARRANTS

Pursuant to the Moorman Settlement Agreement, on February 14, 1992, the Partnership issued 2,692,773 warrants to purchase an aggregate of 673,193 of its units of limited partner interest subject to adjustment. Each warrant entitles the holder thereof to purchase one quarter of one unit at the exercise price ($12.00 per warrant), equal to $48.00 per unit, subject to adjustment. The warrants may be exercised for five years from the February 14, 1992 date of issuance or until earlier redemption. See NOTE 6. "LEGAL PROCEEDINGS - Moorman Settlement."

NOTE 5.  INCOME TAXES

No federal or state income taxes have been provided for in the accompanying Consolidated Statements of Operations as the partners include their share of Partnership income or loss in their respective tax returns. For income or loss allocation purposes, limited partners are allocated their proportionate share of income or loss commencing with the calendar month subsequent to their entry into the Partnership.

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

In May 1991, 1992 and 1993, SAMLP, on behalf of itself and its general partners, made the first three of its four annual payments of $631,000 (including accrued interest), to the Partnership, as required by the Moorman Settlement Agreement. The final payment of $631,000 was made in May 1994.

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

The first two annual Targets, relating to unit market price were as follows:

         Anniversary Date                               Target
         ----------------                               ------

         May 9, 1991.............................      $  44.00
         May 9, 1992.............................         57.00

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

The withdrawal of the General Partner would require the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. Under the Moorman Settlement Agreement, payment for such Redeemable General Partner Interest, fees and other compensation may, at the Oversight Committee's option, be paid over a three year period pursuant to a secured promissory note bearing interest at the prime rate and containing commercially reasonable terms and collateral. Under the Moorman Settlement Plan, the purchase price for Redeemable General Partner Interest would be calculated, as of the time SAMLP withdraws as General Partner under the Partnership's governing documents. The Managing General Partner has calculated the Redeemable General Partner Interest at December 31, 1993 to be $25.8 million, and believes there has been no material change in such value since such date. The Partnership would be entitled to offset against any such payment the then outstanding principal balance ($4.2 million at June 30, 1994) plus all accrued but unpaid interest ($3.9 million at June 30, 1994) on the note receivable from SAMLP for its capital contribution to the Partnership. In the accompanying Consolidated Financial Statements, the Redeemable General Partner Interest is shown as a reduction of Partners' Equity. The note receivable from the General Partner has been offset against the Redeemable General Partner Interest. The Oversight Committee has informed the Partnership that it calculated the amount of such Redeemable General Partner Interest at December 31, 1993, before the note receivable and unpaid interest offset described above, to be approximately $20.0 million. When SAMLP withdraws as General Partner of the Partnership, the value of the Redeemable General Partner Interest would depend on the fair value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

In October 1993, SAMLP and the Oversight Committee reached an agreement in principle, evidenced by a detailed Term Sheet, to nominate a candidate for successor General Partner and to resolve all related matters under the Moorman Settlement Agreement. The following summary is qualified in its entirety by reference to the text of the Term Sheet filed as an exhibit to the Partnership's Current Report on Form 8-K dated October 6, 1993. The Term Sheet provided that the nominee for successor General Partner would be a newly formed corporation which would be a wholly-owned subsidiary of SAMLP. The Term Sheet also set

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  LEGAL PROCEEDINGS (Continued)

forth an agreement in principle to effect a restructuring of National Realty and the spinoff by National Realty to its unitholders of shares of a newly formed subsidiary which would qualify as a Real Estate Investment Trust ("REIT") for federal tax purposes and would be the beneficial owner of 75% of NOLP's partnership interest in GCLP. The Term Sheet also contained proposed amendments to the National Realty partnership agreement. Pursuant to the Term Sheet, the Partnership would be relieved of any obligation to acquire the Redeemable General Partner Interest or to pay any other fees or compensation to SAMLP upon SAMLP's withdrawal as General Partner.

In July 1994, the parties determined that the proposed spinoff of the REIT was no longer in the best interests of the limited partners of National Realty. The parties are evaluating other alternatives to consummate the Moorman Settlement Agreement.

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

In November 1992, the Operating Partnership, in conjunction with a refinancing of 52 of its apartment properties and a wraparound note receivable, transferred such assets to Garden Capital, L.P. ("GCLP"), a Delaware limited partnership in which the Operating Partnership holds a 99.3% limited partner interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Introduction (Continued)

National Realty's units of limited partner interest are traded on the American Stock Exchange (the "AMEX") using the symbol "NLP". National Realty no longer meets certain of the criteria of the AMEX for continued listing and will likely continue to fail to meet such criteria. Although National Realty does not anticipate that the AMEX will seek to delist its units of limited partner interest, there can be no assurance that the AMEX will not seek to do so.

Liquidity and Capital Resources

Cash and cash equivalents aggregated $4.3 million at June 30, 1994 compared to $4.0 million at December 31, 1993. The principal reasons for this increase in cash are discussed in the paragraphs below.

The Managing General Partner of the Partnership's General Partner has discretion in determining methods of obtaining funds for the Partnership's operations. The Partnership's governing documents place no limitation on the amount of leverage that the Partnership may incur either in the aggregate or with respect to any particular property or other investment. At June 30, 1994, the aggregate loan-to-value ratio of the Partnership's real estate portfolio was 51.9%, computed on the basis of the ratio of total property-related debt to aggregate appraised values as of December 31, 1993, as compared with a loan-to-value ratio of 52.1% at December 31, 1993.

Historically, the Partnership's principal sources of cash flow have been and will continue to be from property operations, proceeds from property sales and externally generated funds. Externally generated funds include borrowings, proceeds from the sale of assets and proceeds from the issuance of debt secured by Partnership properties or mortgage notes receivable. The Partnership continues to experience liquidity problems and expects that cash flow from operations together with externally generated funds will be sufficient to meet the Partnership's various cash needs only if the Partnership is able to renew and extend mortgages as they mature, obtain mortgage financing on its unencumbered properties, or alternatively, increase the rate of property and other asset sales, in amounts sufficient to provide adequate cash.

The Partnership's properties, except for five, are encumbered by mortgages. In 1994, mortgages totaling $21.6 million have or will become due. In March 1994, $4.2 million of this amount was successfully refinanced. The new $7.5 million loan, of which only $4.9 million has been advanced to date, matures in March 1997. In addition, the Partnership has reached an agreement with the lender for the modification and extension of a $9.3 million mortgage which matured in 1993. It is the Partnership's intention to either pay the remaining mortgages that mature in 1994 when due, or seek to extend the due dates one or more years while attempting to obtain alternate financing. The Partnership also intends to seek to refinance certain mortgages not due in 1994 and use the proceeds for working capital purposes. Due to the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


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

The Partnership currently has two apartment complexes under contract for sale. The Partnership anticipates closing these two sales during the third quarter of 1994. These properties are classified as real estate held for sale in the Partnership's accompanying Consolidated Balance Sheets. The Partnership, however, can give no assurance that it will successfully complete these property sales.

In November 1992, in conjunction with the transfer of the net assets of 52 apartment complexes and a wraparound note receivable to GCLP, such assets were refinanced under a $223 million blanket mortgage loan. The blanket mortgage loan requires that cash flow from the GCLP properties be used to fund various escrow and reserve accounts and limits the payment of distributions to the Partnership. During the first six months of 1994, the Partnership received distributions from GCLP totaling $390,000, with an additional $750,000 being received in July 1994. No distributions were received in the first six months of 1993.

In the first six months of 1994, the Partnership paid quarterly distributions aggregating $0.40 per unit, or a total of $783,000.

The Partnership's net cash flow from property operations (rentals collected less payments for property operating expenses) increased from $21.8 million for the six months ended June 30, 1993 to $22.0 million for the six months ended June 30, 1994. This increase is primarily due to a $1.9 million increase in cash flow attributable to two properties obtained subsequent to the second quarter of 1993 and a 6% increase in the average rental rates at the Partnership's apartment complexes. This increase is partially offset by a $1.7 million increase in payments for taxes and insurance related to the GCLP properties.

As discussed in NOTE 6. "LEGAL PROCEEDINGS," the Moorman litigation settlement agreement (the "Moorman Settlement Agreement") sets forth certain aggressive, annually increasing targets relating to the price of the Partnership's units of limited partner interest which were not met, resulting in, among other things, withdrawal of the General Partner and the resulting required repurchase of the General Partner's interest. The effects of some or all of these provisions could adversely affect the Partnership's already strained liquidity. However, the General Partner and the Oversight Committee are considering possible arrangements which may alleviate the adverse effect of such provisions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

The withdrawal of the General Partner requires the Partnership to acquire the General Partner's interest at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. The Moorman Settlement Agreement provides that any payment for such Redeemable General Partner Interest, fees and other compensation during the pendency of the Moorman Settlement Agreement may, at the option of the Oversight Committee (also established under the Moorman Settlement Agreement), be made over three years pursuant to a secured promissory note bearing interest at a financial institution's prime rate. The Managing General Partner has calculated the fair value of the Redeemable General Partner Interest at December 31, 1993 to be $25.8 million, and believes that there has been no material change in such value since that date. The Partnership would be entitled to offset against such payment the then outstanding principal balance of the note receivable ($4.2 million at June 30, 1994) plus all accrued and unpaid interest ($3.9 million at June 30, 1994) on the note receivable from the General Partner representing its capital contribution to the Partnership. The Oversight Committee has informed the Partnership that it calculates the amount of such Redeemable General Partner Interest, fees and other compensation at December 31, 1993, before the note receivable and unpaid interest offset discussed above, to be approximately $20.0 million. When SAMLP withdraws as General Partner of the Partnership, the fair value of the Redeemable General Partner Interest would depend on the value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

In the accompanying Consolidated Financial Statements, the Redeemable General Partner Interest is shown as a reduction in Partners' Equity and the note receivable from the General Partner has been offset against the Redeemable General Partner Interest.

In connection with the Moorman Settlement Agreement, the Partnership received contributions from certain co-defendants of cash and notes including a promissory note for $2.0 million from Gene E. Phillips and William S. Friedman, at the time, general partners of SAMLP, and guaranteed by SAMLP. The final payment of $631,000 was paid in May 1994.

In October 1993, SAMLP and the Oversight Committee reached an agreement in principle, evidenced by a detailed Term Sheet, to nominate a candidate for successor general partner and to resolve all related matters under the Moorman Settlement Agreement. The Term Sheet provided that the nominee for successor General Partner would be a newly formed corporation which would be a wholly-owned subsidiary of SAMLP. The Term Sheet also set forth an agreement in principle to effect a restructuring of National Realty and the spinoff by National Realty to its unitholders

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

of shares of a newly formed subsidiary which would qualify as a Real Estate Investment Trust ("REIT") for federal tax purposes and would be the beneficial owner of 75% of NOLP's partnership interest in GCLP. The Term Sheet also contained proposed amendments to the Partnership Agreement. Pursuant to the Term Sheet, the Partnership would be relieved of any obligation to acquire the Redeemable General Partner Interest or to pay any other fees or compensation to SAMLP upon SAMLP's withdrawal as General Partner.

In July 1994, the parties determined that the proposed spinoff of the REIT was no longer in the best interests of the limited partners of National Realty. The parties are evaluating other alternatives to consummate the Moorman Settlement Agreement.

Results of Operations

The Partnership reported a net loss of $558,000 and $1.6 million for the three and six months ended June 30, 1994 as compared to a net loss of $784,000 and net income of $6.9 million for the three and six months ended June 30, 1993. The primary factors effecting the Partnership's operating results are discussed in the following paragraphs.

Net rental income for the Partnership (rental income less property operating expenses) increased from $10.5 million and $20.7 million for the three and six months ended June 30, 1993 to $11.2 million and $22.2 million for the three and six months ended June 30, 1994. Of these increases, $142,000 for the three months and $388,000 for the six months is due to the acquisition in June 1993 of a controlling partnership interest in Club Mar Realty Group, Ltd., which owns the Club Mar Apartments, and obtaining the Whispering Pines Apartments in Canoga Park, California through insubstance foreclosure in December 1993. The remainder of the increase is primarily attributable to a 6% increase in average rental rates at the Partnership's apartment complexes.

Interest income decreased from $968,000 and $2.0 million for the three and six months ended June 30, 1993 to $594,000 and $1.2 million for the three and six months ended June 30, 1994. These decreases are primarily attributable to interest income recorded for the three and six months ended June 30, 1993 on a loan on which the collateral was foreclosed in December 1993 and to a decrease in cash received in 1994 on a mortgage note receivable on which interest is recognized on a cash receipts basis.

Interest expense decreased from $8.6 million and $17.2 million for the three and six months ended June 30, 1993 to $8.5 million and $17.1 million for the three and six months ended June 30, 1994. Interest expense decreased $46,000 for the three months and $114,000 for the six months due to the December 1993 Southern Palms debt modification. In addition, a decrease in interest expense of $58,000 for the three months

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

and $87,000 for the six months is due to achievement escrows applied against the principal balances of three of the Partnership's mortgage loans also in 1993. These decreases are almost entirely offset by an increase in interest expense related to the acquisition of the partnership interest in Club Mar Apartments in June 1993.

General and administrative expenses increased from $1.1 million and $2.7 million for the three and six months ended June 30, 1993 to $1.3 million and $2.8 million for the three and six months ended June 30, 1994. Of these increases, $195,000 for the three months and $151,000 for the six months is attributable to an increase in the Partnership's overhead reimbursements to Basic Capital Management, Inc.

                     _____________________________________


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS


See NOTE 6. "LEGAL PROCEEDINGS," of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in PART I for information relating to legal proceedings.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits:


Exhibit
Number                Description
- - -------               -----------

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


                                        NATIONAL REALTY, L.P.

                                        By its General Partner:

                                        SYNTEK ASSET MANAGEMENT, L.P.

                                        By its Managing General Partner:

                                        SYNTEK ASSET MANAGEMENT, INC.





Date:     August 12, 1994               By:  /s/ Oscar W. Cashwell
                                             Oscar W. Cashwell
                                             President





Date:     August 12, 1994               By:  /s/ Hamilton P. Schrauff
                                             Hamilton P. Schrauff
                                             Executive Vice President and
                                             Chief Financial Officer

                             NATIONAL REALTY, L.P.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                      For the quarter ended June 30, 1994





                                 EXHIBIT INDEX





Exhibit                                                                Page
Number                         Description                            Number
- - -------                        -----------                            ------

  11.1      Computation of Earnings Per Unit                            21