Form 10-Q
period 1994-09-30
NATIONAL REALTY L P
filed 1994-11-14
CIK 819671

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549




                                  FORM 10-Q



            (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED SEPTEMBER 30, 1994



                        Commission File Number 1-9648



                            NATIONAL REALTY, L.P.
            -----------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)




                Delaware                                 75-2163175
    --------------------------------                 -------------------
     (State or Other Jurisdiction of                  (I.R.S. Employer
     Incorporation or Organization)                  Identification No.)


10670 North Central Expressway, Suite 300, Dallas, Texas        75231
- - - ------------------------------------------------------------------------
        (Address of Principal Executive Office)               (Zip Code)


                                (214) 692-4700
                        ------------------------------
                        (Registrant's Telephone Number,
                             Including Area Code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X  .  No     .
                                                ----     ----


Units of Limited Partner Interest                 2,139,607
- - - ---------------------------------      --------------------------------
         (Class)                       (Outstanding at October 28, 1994)

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


                             NATIONAL REALTY, L.P.
                          CONSOLIDATED BALANCE SHEETS


                                                                   September 30,     December 31,
                                                                       1994              1993
                                                                   -----------       -----------
                       Assets                                          (dollars in thousands)
                       ------
Real estate held for investment
   Land............................................                $    47,203       $    47,985
   Buildings and improvements......................                    356,563           362,116
                                                                   -----------       -----------
                                                                       403,766           410,101

   Less - accumulated depreciation.................                   (188,495)         (186,059)
                                                                   -----------       -----------
                                                                       215,271           224,042

Real estate held for sale.........................                      55,879            47,553
   Less - Accumulated depreciation.................                    (25,256)          (20,061)
                                                                   -----------       -----------
                                                                        30,623            27,492

Notes and interest receivable, net of deferred
   gains of $16,198 in 1993 and 1994...............                     13,441            13,379
   Less - allowance for estimated losses...........                     (1,910)           (1,910)
                                                                   -----------       -----------
                                                                        11,531            11,469

Cash and cash equivalents.........................                       3,368             4,038
Accounts receivable...............................                       2,006             2,005
Prepaid expenses..................................                         732             1,066
Escrow deposits and other assets..................                      11,929             7,815
Marketable equity securities of affiliate, at
   market..........................................                        563               593
Deferred financing costs..........................                      16,535            17,525
                                                                   -----------       -----------
                                                                   $   292,558       $   296,045
                                                                   ===========       ===========





The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                    CONSOLIDATED BALANCE SHEETS - Continued


                                                              September 30,   December 31,
                                                                  1994            1993
                                                               -----------    ------------
                                                                (dollars in thousands)
    Liabilities and Partners' Equity (Deficit)
    ------------------------------------------
Liabilities
  Notes and interest payable......................             $335,012        $335,200
  Pension notes and related interest payable......               10,451           9,618
  Accrued property taxes..........................                8,121           7,138
  Accounts payable and other liabilities..........                4,964           5,128
  Tenant security deposits........................                2,933           2,813
  Amounts due to affiliates.......................                  593           1,450
                                                               --------        --------
                                                                362,074         361,347
Commitments and contingencies

Redeemable General Partner Interest...............               21,600          21,600

Partners' Equity (Deficit)
  General Partner.................................                2,422           2,480
  Limited Partners................................              (68,057)        (63,931)
  Unrealized gain on marketable equity securities.                  294             324
                                                               --------        --------
                                                                (65,341)        (61,127)

  Less - Redeemable General Partner Interest......              (25,775)        (25,775)
                                                               --------        --------
                                                                (91,116)        (86,902)
                                                               --------        --------
                                                               $292,558        $296,045
                                                               ========        ========





The accompanying notes are an integral part of these Consolidated Financial Statements.

                            NATIONAL REALTY, L.P.
                    CONSOLIDATED STATEMENTS OF OPERATIONS




                                        For the Three Months          For the Nine Months
                                         Ended September 30,          Ended September 30,
                                      ------------------------      ------------------------
                                         1994           1993           1994          1993
                                      ---------      ---------      ---------      ---------
                                             (dollars in thousands, except per share)

Revenues
  Rentals.......................      $  26,631      $  25,147      $  78,579      $  74,260
  Interest......................            686            834          1,872          2,870
                                      ---------      ---------      ---------      ---------
                                         27,317         25,981         80,451         77,130
Expenses
  Interest......................          8,508          8,753         25,568         25,922
  Depreciation & amortization...          2,561          2,566          7,631          7,597
  Property taxes & insurance....          3,045          2,948          8,962          8,667
  Utilities.....................          2,915          2,776          8,951          8,253
  Property-level payroll costs..          1,785          1,691          4,817          4,646
  Repairs and maintenance.......          6,251          6,235         16,609         16,226
  Other operating expenses......          1,148          1,172          3,329          3,354
  Property management fees......          1,138          1,073          3,402          3,164
  General and administrative....          1,238          1,293          4,082          3,973
                                      ---------      ---------      ---------      ---------
                                         28,589         28,507         83,351         81,802
                                      ---------      ---------      ---------      ---------
<Loss> before extraordinary
  gain..........................         (1,272)        (2,526)        (2,900)        (4,672)
Extraordinary gain..............              -              -              -          9,046
                                      ---------      ---------      ---------      ---------
Net income <loss>...............      $  (1,272)     $  (2,526)     $   2,900      $   4,374
                                      =========      =========      =========      =========
Earnings per unit
<Loss> before extraordinary
  gain..........................      $    (.58)     $   (1.13)     $   (1.33)     $   (2.02)
Extraordinary gain..............              -              -              -           3.91
                                      ---------      ---------      ---------      ---------
Net income <loss>...............      $    (.58)     $   (1.13)     $   (1.33)     $    1.89
                                      =========      =========      =========      =========
Weighted average units of
  limited partner interest
  used in computing earnings
  per unit......................      2,139,607      2,189,646      2,139,607      2,269,889
                                      =========      =========      =========      =========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994



                                                                 Net
                                                              Unrealized
                                                               Gain On      Redeemable
                                                              Marketable     General        Partners'
                                       General    Limited       Equity       Partner         Equity
                                       Partner    Partners    Securities     Interest       (Deficit)
                                       --------   ---------   ----------    ---------      ----------
                                                           (dollars in thousands)
Balance, January 1, 1994.........      $  2,480   $ (63,931)    $ 324       $ (25,775)     $ (86,902)

Distributions ($0.60 per unit)...           -        (1,284)       -               -          (1,284)

Unrealized loss on marketable
 equity securities...............           -            -        (30)             -             (30)

Net <loss>.......................           (58)     (2,842)       -               -          (2,900)
                                       --------   ---------     -----       ---------      ---------
Balance, September 30, 1994......      $  2,422   $ (68,057)    $ 294       $ (25,775)     $ (91,116)
                                       ========   =========     =====       =========      =========




The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             For the Nine Months
                                                                              Ended September 30,
                                                                         --------------------------
                                                                           1994               1993
                                                                         --------          --------
                                                                           (dollars in thousands)
Cash Flows From Operating Activities
  Rentals collected...............................                       $ 78,507          $ 74,098
  Interest collected..............................                          1,734             1,755
  Interest paid...................................                        (22,749)          (23,094)
  Payments for property operations................                        (49,216)          (42,668)
  General and administrative expenses paid........                         (4,515)           (4,185)
  Deferred financing costs........................                           (745)             (688)
  Other...........................................                             -               (250)
                                                                         --------          --------
     Net cash provided by operating activities.....                         3,016             4,968

Cash Flows From Investing Activities
  Real estate improvements........................                         (1,991)           (2,305)
  Collections on notes receivable.................                            648                10
                                                                         --------          --------
     Net cash <used in> investing activities.......                        (1,343)           (2,295)

Cash Flows From Financing Activities
  Proceeds from notes payable.....................                          8,376             3,000
  Payments to affiliates, net.....................                           (857)           (1,921)
  Payments on notes payable.......................                         (8,578)           (4,555)
  Distributions to unitholders....................                         (1,284)               -
  Repurchase of units of limited partner
    interest......................................                             -                (39)
  Achievement escrows.............................                             -              1,000
                                                                         --------          --------
     Net cash <used in> financing activities.......                        (2,343)           (2,515)
                                                                         --------          --------
     Net increase <decrease> in cash and cash
     equivalents.................................                            (670)              158

Cash and cash equivalents at beginning of period..                          4,038             3,387
                                                                         --------          --------
Cash and cash equivalents at end of period........                       $  3,368          $  3,545
                                                                         ========          ========
Reconciliation of net income <loss> to net cash
  provided by operating activities
Net income <loss>.................................                       $ (2,900)         $  4,374
  Adjustments to reconcile net income <loss> to
     net cash provided by operating activities
  Depreciation and amortization...................                          7,631             7,597
  Extraordinary gain..............................                             -             (9,046)
  <Increase> decrease in other assets.............                         (3,475)            2,216
  <Increase> in interest receivable...............                            (25)             (478)
  Increase in interest payable....................                            843                 3
  Increase in other liabilities...................                             942               302
                                                                         --------          --------
    Net cash provided by operating activities.....                        $  3,016          $  4,968
                                                                         ========          ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              For the Nine Months
                                                                              Ended September 30,
                                                                          ------------------------
                                                                            1994             1993
                                                                          -------           -------
                                                                           (dollars in thousands)
Schedule of noncash financing activities

 Settlement of debt obligation of $9,946 in
    exchange for note payable.....................                        $    -            $   900

 Unrealized loss on marketable equity securities..                             30               -

 Carrying value of real estate recorded upon
    purchase of the general partner interest......                             -              6,241

 Assumption of mortgage note payable recorded
    upon purchase of the general partner interest.                             -              6,115


The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements of National Realty, L.P. and consolidated entities (the "Partnership") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K").

Certain 1993 balances have been reclassified to conform to the 1994 presentation.

NOTE 2.  EARNINGS PER UNIT

Net income (loss) per unit of limited partner interest (per "unit") is computed based upon the weighted average number of units outstanding during each period. The limited partners of National Realty, L.P. ("National Realty") have a 99% interest and the general partner, Syntek Asset Management, L.P. (the "General Partner" or "SAMLP"), has an aggregate 1% interest in the net income, net loss and distributions of National Realty. National Realty is allocated 99% of the net income or net loss of National Operating, L.P. ("NOLP" or the "Operating Partnership"), and the General Partner is allocated an aggregate 1% of the net income or net loss of the Operating Partnership. The 1% General Partner interest in each of National Realty and the Operating Partnership is equal to a 1.99% interest on a combined basis. Accordingly, net income (loss) per unit is derived by dividing 98.01% of the net income (loss) in each period by the respective weighted average units of limited partner interest.

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

under the loan are to be made primarily to finance tenant improvements related to the expansion by a major tenant. As of September 30, 1994, $633,000 of additional advances under the loan had been made. The Partnership, in accordance with the Partnership Agreement, paid Basic Capital Management, Inc. ("BCM") a 1% loan arrangement fee of $75,000 based upon the new first mortgage financing of $7.5 million.

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

In July 1994, the Partnership completed the extension of the $2.3 million second mortgage secured by Marina Playa Office Building. The loan's maturity date was extended from July 1994 to January 1996, with all other terms of the loan remaining unchanged.

In September 1994, the Partnership sold Creekwood Apartments in College Park, Georgia for $6.0 million and has accounted for the sale as a financing transaction. On the date of sale, the buyer obtained new first mortgage financing from an independent lending institution in the amount of $3.0 million. The Partnership received $1.3 million in excess proceeds from the new first mortgage financing, after the payoff of the existing first mortgage in the amount of $1.1 million and the funding of required repair escrows and closing costs associated with the transaction. Accordingly, the Partnership has recorded the extinguishment of the then existing mortgage debt as well as the new first mortgage. The new first mortgage bears interest at a variable rate, currently 7.8% per annum, requires monthly payments of principal and interest, currently $24,000 and matures in September 1997. The Partnership, in accordance with the Partnership Agreement, paid BCM a 1% loan arrangement fee of $30,000 based upon the new first mortgage financing of $3.0 million.

NOTE 4.  WARRANTS

Pursuant to the Moorman Settlement Agreement, on February 14, 1992, the Partnership issued 2,692,773 warrants to purchase an aggregate of 673,193 of its units of limited partner interest subject to adjustment. Each warrant entitles the holder thereof to purchase one quarter of one

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  WARRANTS (Continued)

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

NOTE 6.  LEGAL PROCEEDINGS

Moorman Settlement. The Partnership is party to a settlement agreement, dated as of May 9, 1990, between plaintiffs Joseph B. Moorman, et al. and defendants Robert A. McNeil, National Realty, the Operating Partnership, SAMLP, Gene E. Phillips and William S. Friedman, and Shearson Lehman Hutton Inc., successor-in-interest to defendant E.F. Hutton & Company Inc., relating to the action entitled Moorman, et al. v. Southmark Corporation, et al. Such action was filed on September 2, 1987, in the Superior Court of the State of California, County of San Mateo. The plaintiffs' motion for class certification was granted, for purposes of settlement only, on May 16, 1990. The "Class Members" are those persons who, as of September 17, 1987, were limited partners of one or more of McNeil Real Estate Fund VI, Ltd., McNeil Real Estate Fund VII, Ltd. and McNeil Real Estate Fund VIII, Ltd. (each a California limited partnership that was merged into the Operating Partnership by means of an exchange transaction), exclusive of (i) the defendants in the action and certain affiliates of such defendants and (ii) those persons who elected to be excluded from the plaintiff class. On May 9, 1990, the Partnership agreed to settle such action pursuant to the terms of a written agreement (the "Moorman Settlement Agreement"). On September 29, 1990, after a hearing as to its fairness, reasonableness and adequacy, the Moorman Settlement Agreement was granted final court approval.

By agreeing to settle the Moorman action, the Partnership, SAMLP, and Messrs. Phillips and Friedman did not and do not admit any liability whatsoever.

The terms of the Moorman Settlement Agreement are complex and the following summary is qualified in its entirety by reference to the text hereof, which was previously included as an exhibit to a Partnership filing with the Securities and Exchange Commission. The Moorman Settlement Agreement provides for a plan (the "Moorman Settlement Plan") consisting of, among other things, the following: (i) the appointment

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  LEGAL PROCEEDINGS (Continued)

and operation of a committee (the "Oversight Committee") to oversee the implementation of the Moorman Settlement Plan, (ii) the appointment and operation of an audit committee having a majority of members unaffiliated with Messrs. Phillips and Friedman or SAMLP, (iii) the establishment of specified annually increasing targets described below (each a "Target") for each of the next five years, relating to the price of the units of limited partner interest as decreased for certain distributions to unitholders, (iv) an agreement by SAMLP not to seek reimbursement of greater than $500,000 per year for Messrs. Phillips' and Friedman's salaries for serving as general partners of SAMLP, (Mr. Friedman resigned as general partner of SAMLP effective March 4, 1994) and a deferral of such payments until such time as a Target may be met, and, if SAMLP resigns as General Partner, a waiver of any compensation so deferred, (v) a deferral until such time as a Target may be met of certain future annual General Partner compensation payable, pursuant to the Partnership's governing documents, to SAMLP or its affiliates, and, if SAMLP resigns as General Partner, a waiver of any compensation so deferred, (vi) the required distribution to unitholders of all the Partnership's operating cash flow in excess of certain renovation costs, unless the Oversight Committee approves alternative uses for such operating cash flow, (vii) the issuance of Warrants to purchase an aggregate of up to 687,500 units (the "Warrants") to Class Members, (viii) the contribution by certain co-defendants of cash and notes payable to the Partnership aggregating $5.5 million (including $2.5 million to be contributed by SAMLP and its general partners over a four-year period), (ix) the amendment of the Partnership Agreement to reduce the vote required to remove the General Partner from a two-thirds vote to a majority vote of the units, (x) the Partnership's redemption of its unit purchase rights and an agreement not to adopt a similar rights plan without Oversight Committee approval and (xi) the Partnership's payment of certain settlement costs, including plaintiffs' attorneys' fees in the amount of $3.4 million. The Moorman Settlement Plan will remain in effect for a maximum period of five years from the May 9, 1990 announcement of the Moorman Settlement Agreement to the financial press, and the Warrants will remain exercisable for five years from the February 14, 1992 date of issuance or until earlier redemption.

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

The first two annual Targets, relating to unit market price were as follows:

         Anniversary Date                                Target
         ----------------                                ------
         May 9, 1991.............................        $44.00
         May 9, 1992.............................         57.00

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

The withdrawal of the General Partner would require the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. Under the Moorman Settlement Agreement, payment for such Redeemable General Partner Interest, fees and other compensation may, at the Oversight Committee's option, be paid over a three year period pursuant to a secured promissory note bearing interest at the prime rate and containing commercially reasonable terms and collateral. Under the Moorman Settlement Plan, the purchase price for Redeemable General Partner Interest would be calculated, as of the time SAMLP withdraws as General Partner under the Partnership's governing documents. The Managing General Partner has calculated the Redeemable General Partner Interest at December 31, 1993 to be $25.8 million, and believes there has been no material change in such value since such date. The Partnership would be entitled to offset against any such payment the then outstanding principal balance ($4.2 million at September 30, 1994) plus all accrued but unpaid interest ($4.1 million at September 30, 1994) on the note

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 6.    LEGAL PROCEEDINGS (Continued)

receivable from SAMLP for its capital contribution to the Partnership. In the accompanying Consolidated Financial Statements, the Redeemable General Partner Interest is shown as a reduction of Partners' Equity. The note receivable from the General Partner has been offset against the Redeemable General Partner Interest. The Oversight Committee has informed the Partnership that it calculated the amount of such Redeemable General Partner Interest at December 31, 1993, before the note receivable and unpaid interest offset described above, to be approximately $20.0 million. When SAMLP withdraws as General Partner of the Partnership, the value of the Redeemable General Partner Interest would depend on the fair value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

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

In July 1994, SAMLP determined that the proposed spinoff of the REIT was no longer in the best interests of the limited partners of National Realty. Accordingly, the Term Sheet provisions are not being implemented and the parties are evaluating other alternatives to consummate the Moorman Settlement Agreement.

Other. The Partnership is involved in various lawsuits arising in the ordinary course of business. Management of the Partnership is of the opinion that the outcome of these lawsuits would have no material impact on the Partnership's financial condition.

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 7.    SUBSEQUENT EVENTS

In October 1994, the Partnership sold the Brandywine and Raintree Apartments, both located in Meridian Township, Michigan, to a single buyer for a total of $14.8 million. The Partnership received net cash of $5.4 million after the payoff of $9.4 million in existing mortgage debt. The Partnership anticipates recognizing gains totaling $8.8 million on the sales. These properties are classified as real estate held for sale in the Partnership's accompanying Consolidated Balance Sheets. The Partnership paid real estate sales commissions totaling $444,000 to Carmel Realty based upon the $14.8 million total sales price of the properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Liquidity and Capital Resources

Cash and cash equivalents aggregated $3.2 million at September 30, 1994 compared to $4.0 million at December 31, 1993. The principal reasons for this decrease in cash are discussed in the paragraphs below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

The Managing General Partner of the Partnership's General Partner has discretion in determining methods of obtaining funds for the Partnership's operations. The Partnership's governing documents place no limitation on the amount of leverage that the Partnership may incur either in the aggregate or with respect to any particular property or other investment. At September 30, 1994, the aggregate loan-to-value ratio of the Partnership's real estate portfolio was 52.1%, computed on the basis of the ratio of total property-related debt to aggregate appraised values as of December 31, 1993, as compared with a loan-to-value ratio of 52.1% at December 31, 1993.

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

The Partnership's properties, except for five, are encumbered by mortgages. In 1994, mortgages totaling $21.6 million were scheduled to become due. In March 1994, $4.2 million of this amount was successfully refinanced. The new $7.5 million loan, of which only $5.3 million has been advanced to date, matures in March 1997. In July 1994, the Partnership reached an agreement with the lender to extend the maturity date of a $2.3 million second mortgage from July 1994 to January 1996. In addition, the Partnership has reached an agreement with the lender to modify a $9.3 million mortgage which matured in 1993 and to extend its maturity date to March 1998. In September 1994, the Partnership paid off the $1.1 million first mortgage secured by the Creekwood Apartments, which matured in November 1993 with the proceeds of a new first mortgage in the amount of $3.0 million, which matures in September 1997. It is the Partnership's intention to either pay the remaining mortgages that mature in 1994 when due, or seek to extend the due dates one or more years while attempting to obtain alternate financing. The Partnership also intends to seek to refinance certain mortgages not due in 1994 and use the proceeds for working capital purposes. Due to the limited long-term financing available to the Partnership, there can be no assurance that the Partnership will be successful in extending such "balloon" payments or that it will not ultimately lose certain of its properties to foreclosure. However, the General Partner believes it will continue to be successful in obtaining at least the minimum amount of extensions or other proceeds to enable the Partnership to maintain ownership of all properties in which it has equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

In October 1994, the Partnership sold the Brandywine and Raintree Apartments, both located in Meridian Township, Michigan, for a total of $14.8 million. The Partnership received net cash of $5.4 million after the payoff of $9.4 million in existing debt. These properties are classified as real estate held for sale in the accompanying Consolidated Balance Sheets.

The Partnership currently has one additional apartment complex under contract for sale. The Partnership anticipates closing this sale during the first quarter of 1995. This property is classified as real estate held for sale in the Partnership's accompanying Consolidated Balance Sheet at September 30, 1994. The Partnership, however, can give no assurance that it will successfully complete this property sale.

In November 1992, in conjunction with the transfer of the net assets of 52 apartment complexes and a wraparound note receivable to GCLP, such assets were refinanced under a $223 million blanket mortgage loan. The blanket mortgage loan requires that cash flow from the GCLP properties be used to fund various escrow and reserve accounts and limits the payment of distributions to the Partnership. During the first nine months of 1994, the Partnership received distributions from GCLP totaling $1.7 million, compared to distributions totaling $1.2 million received during the first nine months of 1993.

In the first nine months of 1994, the Partnership paid quarterly distributions aggregating $0.60 per unit, or a total of $1.3 million.

The Partnership's net cash flow from property operations (rentals collected less payments for property operating expenses) decreased from $31.4 million for the nine months ended September 30, 1993 to $29.3 million for the nine months ended September 30, 1994. This decrease is primarily due to a $2.9 million increase in payments for tax and capital improvement escrows related to the GCLP properties. This decrease is partially offset by an increase in rental rates at the Partnership's apartment complexes.

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

Liquidity and Capital Resources (Continued)

Settlement Agreement may, at the option of the Oversight Committee (also established under the Moorman Settlement Agreement), be made over three years pursuant to a secured promissory note bearing interest at a financial institution's prime rate. The Managing General Partner has calculated the fair value of the Redeemable General Partner Interest at December 31, 1993 to be $25.8 million, and believes that there has been no material change in such value since that date. The Partnership would be entitled to offset against such payment the then outstanding principal balance of the note receivable ($4.2 million at September 30, 1994) plus all accrued and unpaid interest ($4.1 million at September 30, 1994) on the note receivable from the General Partner representing its capital contribution to the Partnership. The Oversight Committee has informed the Partnership that it calculates the amount of such Redeemable General Partner Interest, fees and other compensation at December 31, 1993, before the note receivable and unpaid interest offset discussed above, to be approximately $20.0 million. When SAMLP withdraws as General Partner of the Partnership, the fair value of the Redeemable General Partner Interest would depend on the value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

In the accompanying Consolidated Financial Statements, the Redeemable General Partner Interest is shown as a reduction in Partners' Equity and the note receivable from the General Partner has been offset against the Redeemable General Partner Interest.

In connection with the Moorman Settlement Agreement, the Partnership received contributions from certain co-defendants of cash and notes including a promissory note for $2.0 million from Gene E. Phillips and William S. Friedman, at the time, general partners of SAMLP, and guaranteed by SAMLP. The final payment of $631,000 was received in May 1994.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

In July 1994, SAMLP determined that the proposed spinoff of the REIT was no longer in the best interests of the limited partners of National Realty. Accordingly, the Term Sheet provisions are not being implemented and the parties are evaluating other alternatives to consummate the Moorman Settlement Agreement.

Results of Operations

The Partnership reported net losses of $1.3 million and $2.9 million for the three and nine months ended September 30, 1994 as compared to a net loss of $2.5 million and net income of $4.4 million for the three and nine months ended September 30, 1993. The Partnership's nine month net income in 1993 is attributable to a $9.0 million extraordinary gain recognized in the first quarter of 1993. The primary factors effecting the Partnership's operating results are discussed in the following paragraphs.

Net rental income for the Partnership (rental income less property operating expenses) increased from $9.3 million and $30.0 million for the three and nine months ended September 30, 1993 to $10.3 million and $32.5 million for the three and nine months ended September 30, 1994. Of these increases, $63,000 for the three months and $451,000 for the nine months is due to the acquisition in June 1993 of the controlling partnership interest in Club Mar Realty Group, Ltd., which owns the Club Mar Apartments, and obtaining the Whispering Pines Apartments in Canoga Park, California through insubstance foreclosure in December 1993. The remainder of the increase is attributable to a 5% increase in average rental rates at the Partnership's apartment complexes.

Interest income decreased from $834,000 and $2.9 million for the three and nine months ended September 30, 1993 to $686,000 and $1.9 million for the three and nine months ended September 30, 1994. These decreases are primarily attributable to interest income recorded for the three and nine months ended September 30, 1993 on a loan on which the collateral was foreclosed in December 1993 and to a decrease in cash received in 1994 on a mortgage note receivable on which interest is recognized on a cash receipts basis.

Interest expense decreased from $8.8 million and $25.9 million for the three and nine months ended September 30, 1993 to $8.5 million and $25.6 million for the three and nine months ended September 30, 1994. Interest expense decreased $74,000 for the three months and $188,000 for the nine months due to the December 1993 Southern Palms debt modification. In addition, a decrease in interest expense of $209,000 for the three months and $296,000 for the nine months is due to achievement escrows of $1.8 million applied against the principal balances of three of the Partnership's mortgage loans in 1993 and the payment of $228,000 in related prepayment penalties in September 1993. These decreases are partially offset by an increase in interest expense related to the acquisition of the controlling partnership interest in Club Mar Apartments in June 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

General and administrative expenses for the three months ended September 30, 1994 approximated those in 1993 and increased slightly for the nine months to $4.1 million from $4.0 million. Of the nine month increase, $187,000 is attributable to an increase in the Partnership's overhead reimbursements to Basic Capital Management, Inc. This increase is partially offset by an $84,000 decrease in audit and other professional fees.

                  ___________________________________________


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS


See NOTE 6. "LEGAL PROCEEDINGS," of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in PART I for information relating to legal proceedings.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits:



Exhibit
Number                               Description
- - - -------                   ---------------------------------
 11.0                     Computation of Earnings Per Unit

 27.0                     Financial Data Schedule



(b)      Reports on Form 8-K:


   None.

                            NATIONAL REALTY, L.P.


                                Signature Page




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           NATIONAL REALTY, L.P.

                                           By its General Partner:

                                           SYNTEK ASSET MANAGEMENT, L.P.

                                           By its Managing General Partner:

                                           SYNTEK ASSET MANAGEMENT, INC.





Date:   November 14, 1994                  By:  /s/ Oscar W. Cashwell
                                                Oscar W. Cashwell
                                                President





Date:   November 14, 1994                  By:  /s/ Hamilton P. Schrauff
                                                Hamilton P. Schrauff
                                                Executive Vice President and
                                                Chief Financial Officer

                             NATIONAL REALTY, L.P.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                    For the quarter ended September 30, 1994





Exhibit                                                         Page
Number               Description                              Number
- - - -------              -----------                              ------
 11.0      Computation of Earnings Per Unit                     23

 27.0      Financial Data Schedule                              24
