Form 10-K405
NATIONAL REALTY L P
filed 1995-03-30
CIK 819671

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1994

                         Commission File Number 1-9648

                              NATIONAL REALTY, L.P.
        -------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                            75-2163175
-------------------------------                           --------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

10670 North Central Expressway, Suite 300, Dallas, Texas         75231
--------------------------------------------------------      ----------
     (Address of Principal Executive Offices)                 (Zip Code)

                                 (214) 692-4700
             ------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
     Title of each class                                  which registered
------------------------------                        ------------------------
Units of Limited Partner Interest                     American Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:
                       Redeemable Unit Purchase Warrants

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.  Yes  X   No
                                                        ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 17, 1995, the Registrant had 2,139,395 units of limited partner interest outstanding. Of the total units outstanding 1,014,891 were held by other than those who may be deemed to be affiliates, for an aggregate value of $31,461,621 based on the last trade as reported on the American Stock Exchange on March 17, 1995. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.

                      Documents Incorporated by Reference:
                                      NONE

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K




                                                                                                                       Page
                                                                                                                       ----
                                                          PART I
                                                          ------

Item 1.     Business  ...............................................................................................   3

Item 2.     Properties  .............................................................................................  10

Item 3.     Legal Proceedings   .....................................................................................  20

Item 4.     Submission of Matters to a Vote of Security Holders   ...................................................  23


                                                         PART II
                                                         -------

Item 5.     Market for Registrant's Units of Limited Partner Interest and Related Security Holder Matters   .........  24

Item 6.     Selected Financial Data   ...............................................................................  26

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations   .................  27

Item 8.     Financial Statements and Supplementary Data   ...........................................................  37

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  ...................  75


                                                         PART III
                                                         --------

Item 10.    General Partner of the Registrant and Executive Officers of the Registrant's General Partner  ...........  75

Item 11.    Executive Compensation  .................................................................................  83

Item 12.    Security Ownership of Certain Beneficial Owners and Management  .........................................  86

Item 13.    Certain Relationships and Related Transactions  .........................................................  86


                                                         PART IV
                                                         -------

Item 14.    Exhibits, Consolidated Financial Statements, Schedules and Reports on Form 8-K  .........................  90

Signature Page  .....................................................................................................  93

                                     PART I


ITEM 1.   BUSINESS

General

National Realty, L.P. ("National Realty" or the "Registrant") is a Delaware limited partnership formed on January 29, 1987, the business of which is primarily owning and operating through National Operating, L.P., also a Delaware limited partnership (the "Operating Partnership" or "NOLP"), a portfolio of real estate more fully described in ITEM 2. "PROPERTIES." Most of National Realty's properties were acquired in exchange transactions consummated on September 18, 1987, pursuant to which National Realty acquired all of the assets, and assumed all of the liabilities, of 35 public and private limited partnerships.

The Operating Partnership was formed on February 27, 1987, to facilitate compliance with recording and filing requirements by holding title to and operating certain of the real estate and personal property then owned or thereafter acquired by National Realty. National Realty and the Operating Partnership operate as an economic unit and, unless the context otherwise requires, all references herein to the "Partnership" shall constitute references to National Realty and the Operating Partnership as a unit. National Realty is the sole limited partner of the Operating Partnership and owns a 99% beneficial interest in the Operating Partnership.

Unless earlier dissolved, in accordance with the provisions of National Realty's First Amended and Restated Agreement of Limited Partnership, dated as of January 29, 1987, as amended by the Certificate of Amendment of Limited Partnership Agreement dated as of May 14, 1990 (together, the "Partnership Agreement"), the Partnership will terminate December 31, 2086.

The general partner, and owner of 1% of the beneficial interest in each of National Realty and the Operating Partnership, is Syntek Asset Management, L.P. (the "General Partner" or "SAMLP"), a Delaware limited partnership. Gene E. Phillips is a general partner of SAMLP. Syntek Asset Management, Inc. ("SAMI"), a company of which Mr. Phillips serves as a director, Chairman of the Board and Chief Executive Officer, is the Managing General Partner of SAMLP. Basic Capital Management, Inc. ("BCM") is the sole shareholder of SAMI. The limited partners of SAMLP are Mr. Phillips, William S. Friedman, a general partner of SAMLP until March 4, 1994, Southmark Corporation ("Southmark") and American Realty Trust, Inc. ("ART"), a real estate investment company. Messrs. Phillips and Friedman served as directors and executive officers of ART until November 16, 1992, and December 31, 1992, respectively. As of March 17, 1995, the Partnership owned 48,933 shares of ART common stock, approximately 1% of the ART shares then outstanding. Oscar W. Cashwell, the President of BCM and SAMI, serves as a director of ART. ART owns a 76.8% limited partner interest in SAMLP, the Partnership's General Partner. As of March 17, 1995, ART owned approximately 49% of National Realty's outstanding units of limited partner interest. In February 1992, Southmark became the owner of a 19.2% limited partner interest in SAMLP by assignment from ART. See ITEM 12. "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

In November 1992, the Partnership refinanced 52 of the apartment complexes in its real estate portfolio and the underlying debt of a wraparound mortgage note receivable with a financial institution. To facilitate such refinancing, the Operating Partnership transferred these assets to a Delaware limited partnership, Garden Capital, L.P. ("GCLP"). The Operating Partnership is the sole limited partner in GCLP with a 99.3% limited partnership interest. Garden Capital Management Incorporated ("GCMI"), a Nevada corporation, is the .7% managing general partner of GCLP.

GCLP is the sole limited partner and 99% owner of 52 single asset limited partnerships which were formed for the purpose of acquiring, operating and holding title to the 52 apartment complexes transferred by the Operating Partnership. The transfer of the 52 apartment complexes and wraparound mortgage note receivable from the Operating Partnership to GCLP was effective November 25, 1992. See ITEM 2. "PROPERTIES".

Each of the single asset limited partnerships has no significant assets other than an apartment complex encumbered by mortgage debt. Garden Capital Incorporated ("GCI"), a Nevada corporation, is the 1% managing general partner in each of the single asset limited partnerships. GCMI, as the managing general partner of GCLP, makes all decisions relating to the operation of GCLP, and GCI, as the managing general partner of the single asset limited partnerships, makes all decisions relating to the operation of the apartment complexes.

GCMI originally received its .7% general partner interest in GCLP in exchange for the contribution of 100% of its economic interest in an apartment complex in Flagstaff, Arizona. In March 1993, GCMI contributed a mortgage note receivable as a substitute capital contribution for its .7% general partner interest in GCLP. National Realty subsequently acquired the mortgage note receivable for a $900,000 note payable, as more fully described in ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." GCI received its 1% general partner interest in each of the single asset partnerships in exchange for agreeing to manage the apartment complexes owned by each of the partnerships.

Except as described below and under ITEM 3. "LEGAL PROCEEDINGS - Moorman Settlement," all decisions relating to the Partnership, including all decisions with respect to the acquisition, disposition, improvement, financing or refinancing of the Partnership's properties or other investments, are made by the Managing General Partner. All decisions, however, relating to the acquisition, disposition, improvement, financing or refinancing of GCLP's assets are made jointly by GCLP's managing general partner and the Partnership's Managing General Partner. BCM performs certain administrative functions for the Partnership, such as accounting services, mortgage servicing and portfolio review and analysis, on a cost reimbursement basis. BCM also performs loan placement services, leasing services and real estate brokerage and acquisition services, has performed property management services with respect to certain of the Partnership's properties, and may perform other services for the Partnership for fees and commissions. BCM is a company owned by a trust for the benefit of the children of Mr. Phillips. Mr. Phillips served as a director of BCM until December 22, 1989 and served as Chief Executive Officer of BCM until September 1, 1992.

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

Business Plan

The Partnership's primary business and only industry segment is owning and operating a portfolio of real estate. Information regarding the Partnership's real estate portfolio is set forth in ITEM 2. "PROPERTIES - Real Estate" and
Schedule III to the Consolidated Financial Statements, included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." In addition, the Partnership owns interests in mortgage loans arising from the sale of Partnership properties and mortgage note participations which are secured by various apartment complexes and commercial properties, as set forth in ITEM 2. "PROPERTIES - Mortgage Loans" and Schedule IV to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

The objectives of the Partnership are to increase asset values and, to a lesser extent, to generate cash available for distribution to unitholders through aggressive management of the Partnership's real estate portfolio. The Partnership's primary emphasis, however, is on capital appreciation rather than current income. As discussed in ITEM 5. "MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNER INTEREST AND RELATED SECURITY HOLDER MATTERS," National Realty suspended cash distributions as of December 29, 1989. Pursuant to a plan (the "Settlement Plan") established under the terms of the May 1990 settlement of the Moorman class action litigation (the "Settlement Agreement"), the Partnership has agreed to distribute to unitholders, during the pendency of the Settlement Plan, all of the Partnership's operating cash flow in excess of anticipated renovation costs, unless the Partnership's Oversight Committee approves alternative uses for such operating cash flow. No excess operating cash flow was available for distributions in 1991 or 1992. On October 7, 1993, the Partnership announced a resumption of regular quarterly distributions at the initial rate of $0.20 per unit and in 1993 paid distributions totaling $388,000. During the first three quarters of 1994, the Partnership continued the payment of regular quarterly distributions of $0.20 per unit. In the fourth quarter of 1994, in addition to the regular quarterly distribution of $0.20 per unit, the Partnership paid an extra distribution of $0.50 per unit. The Partnership made total distributions of $2.8 million in 1994.

At the discretion of the General Partner, the Partnership may, from time to time, sell properties or other assets, renovate or make improvements to properties, make additional investments or obtain additional or initial financing for its properties.

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

Management and Operations

Since February 1, 1990, affiliates of the Managing General Partner have provided property management services to the Partnership. Currently, Carmel, Ltd. provides such property management services. Carmel, Ltd. subcontracts with other entities for the property-level management services to the Partnership. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) Syntek West, Inc. ("SWI") of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of twelve of the Partnership's commercial properties to Carmel Realty, Inc. ("Carmel Realty"), which is a company owned by SWI.
Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd. Effective November 25, 1992, Carmel, Ltd. ceased providing property management services for the apartment complexes transferred to GCLP.

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

The withdrawal of the General Partner would require the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Settlement Agreement. The Settlement Agreement provides that any payment for such Redeemable General Partner Interest, fees and other compensation during the pendency of the Settlement Plan may, at the Oversight Committee's option, be made over three years pursuant to a secured promissory note bearing interest at a financial institution's prime rate. The Managing General Partner has calculated the Redeemable General Partner Interest at December 31, 1994 to be $33.0 million and believes that there has been no material change in such value since such date. However, the calculation of such Redeemable General Partner Interest at any particular time depends primarily upon the appraised value of the Partnership's properties at such time. The Partnership would be entitled to offset against any such payment the then-outstanding principal balance ($4.2 million at December 31, 1994) plus accrued unpaid interest ($4.3 million at December 31, 1994) on the note receivable from SAMLP described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Indebtedness of Management."

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

The Targets for the first and second anniversary dates were not met. Since the Targets were not met for two successive years, SAMLP expects to resign as General Partner, effective upon the election and qualification of its successor. On July 8, 1992, SAMLP notified the Oversight Committee of the failure to meet the Target for two successive years. See ITEM 3. "LEGAL PROCEEDINGS - Moorman Settlement," for further information regarding the pending resignation of SAMLP as General Partner.

Separation of Mr. Phillips and the Partnership from Southmark

Until January 1989, Mr. Phillips, a general partner of SAMLP, served as an executive officer and director of Southmark and certain of Southmark's subsidiaries and affiliates, including Southmark Asset Management, Inc., then the managing general partner of SAMLP and a wholly-owned subsidiary of Southmark. Mr. Phillips served as Chairman of the Board and a director (since
1980) and President and Chief Executive Officer (since 1981) of Southmark, and as a director and Chairman of the Board of Southmark Asset Management, Inc.

As a result of a deadlock on Southmark's Board of Directors, Mr. Phillips, among others, reached an agreement whereby Mr. Phillips resigned his positions with Southmark and certain of Southmark's subsidiaries and affiliates, including Southmark Asset Management, Inc. Southmark Asset Management, Inc. exchanged its general partner interest in SAMLP for a limited partner interest representing an equivalent 96% beneficial interest.

Following continual disputes, effective June 30, 1989, Mr. Phillips and others entered into additional agreements with Southmark and its affiliates under which, among other things, Southmark Asset Management, Inc. transferred its limited partner interest in SAMLP to ART. On February 25, 1992, as part of the settlement of litigation described in ITEM 3. "LEGAL PROCEEDINGS - Southmark Litigation", ART transferred to Southmark a 19.2% limited partner interest in SAMLP. ART had an option which expired December 27, 1994, to reacquire such limited partner interest from Southmark for $2.4 million, less any distributions received.

In December 1991, Mr. Phillips and the Partnership entered into a settlement with Southmark and its affiliates which concluded all disputes among the parties. See ITEM 3. "LEGAL PROCEEDINGS - Southmark Litigation."

Competition

The real estate business is highly competitive and the Partnership competes with numerous entities engaged in real estate activities

(including certain entities described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Business Relationships,") some of which may have greater financial resources than the Partnership. The Partnership believes that success against such competition is dependent upon the geographic location of the property, the performance of the property managers in areas such as marketing, collection and the ability to control operating expenses, the amount of new construction in the area, and the maintenance and appearance of the property. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants. The Partnership believes that general economic circumstances and trends and the rate at which properties are renovated or new properties are developed in the vicinity of each of the Partnership's properties are also competitive factors.

As discussed in "Business Plan" above, the Partnership does not anticipate making material property acquisitions at the present time. However, to the extent that the Partnership seeks to sell certain of its properties, the sales prices for such properties may be affected by competition from other real estate entities also attempting to sell their properties and governmental agencies and financial institutions, whose assets are located in areas in which the Partnership's properties are located, and are seeking to liquidate foreclosed properties.

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

Special Considerations Relating to Investments in Real Estate

The Partnership is subject to all of the risks incident to the ownership of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, changes in general or local economic conditions, changes in interest rates and the availability of permanent mortgage financing which may

Special Considerations Relating to Investments in Real Estate
(Continued)

render the sale or refinancing of a property difficult or unattractive and which may make debt service burdensome, changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes and other acts of God and other factors beyond the control of the Partnership. The illiquidity of real estate investments generally impairs the ability of the Partnership to respond promptly to changing circumstances. The Partnership believes that such risks are partially mitigated by the diversification by geographic region and property type of the Partnership's real estate portfolio.

ITEM 2.   PROPERTIES

The Partnership's principal offices are located at 10670 North Central Expressway, Suite 300, Dallas, Texas 75231. The Partnership believes that its offices are suitable and adequate for its present operations.

Details of the Partnership's real estate and mortgage notes receivable portfolios at December 31, 1994, are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning the Partnership's real estate and mortgage notes receivable portfolios.

The Partnership's real estate consists of properties purchased and properties obtained through foreclosure of mortgage notes. The discussion set forth below under the heading "Real Estate" provides certain summary information concerning the Partnership's real estate. The Partnership holds investments in 68 apartment complexes, seven office buildings and nine shopping centers in all geographic regions of the United States, except for the Northeast region, as shown more specifically in the table under "Real Estate" below. The Partnership holds mortgage notes receivable secured by real estate in the Pacific, Midwest and Mountain regions of the United States, as shown more specifically in the table under "Mortgage Loans" below.

At December 31, 1994, no single asset of the Partnership accounted for 10% or more of its total assets. At December 31, 1994, 83% of the Partnership's assets consisted of real estate and 4% consisted of mortgage notes and interest receivable. The remaining 13% of the Partnership's assets at December 31, 1994 consisted of cash, cash equivalents and other assets. It should be noted, however, that the percentage of the Partnership's assets invested in any one category is subject to change and that no assurance can be given that the composition of the Partnership's assets in the future will approximate the percentages listed above.

Geographic Regions

The Partnership has divided the United States into the following six geographic regions.

    Northeast region comprised of the states of Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont, and the District of Columbia. The Partnership has no apartment complexes or commercial properties in this region.

    Southeast region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. The Partnership has 19 apartment complexes and 6 commercial properties in this region.

    Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas. The Partnership has 22 apartment complexes and 5 commercial properties in this region.

    Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West Virginia and Wisconsin. The Partnership has 22 apartment complexes and 1 commercial property in this region.

    Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah and Wyoming. The Partnership has 2 apartment complexes and 1 commercial property in this region.

    Pacific region comprised of the states of Alaska, California, Hawaii, Oregon and Washington. The Partnership has 3 apartment complexes and 3 commercial properties in this region.

Real Estate

At December 31, 1994, the Partnership owned 84 properties located in 22 states. These properties consisted of 68 apartment complexes comprising 17,294 units with a total Revaluation Equity (as defined in ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Current Value Reporting") of $256.3 million, seven office buildings with an aggregate of 495,594 square feet with a total Revaluation Equity of $15.4 million and nine shopping centers with an aggregate of 1.1 million square feet with a total Revaluation Equity of $29.6 million.

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

The apartment complexes and the wraparound note receivable transferred to GCLP were refinanced under a ten-year blanket mortgage loan, evidenced by a single mortgage with an original principal balance of $223 million. A portion of the blanket mortgage debt was assigned to each apartment complex and the wraparound note receivable, and each is cross-defaulted and cross-collateralized. In the event of a default, the servicer is entitled to accelerate all or any portion of the principal amount of the loan and to exercise its remedies against any or all of the mortgaged properties and the wraparound note receivable. However, with respect to mortgaged properties located in certain states that impose a mortgage recording tax, the recovery on the related mortgage would be limited to 125% of the allocated loan amount.

Additional detailed information with respect to individual Partnership properties and associated debt is set forth in Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

The following table sets forth the percentages, by property type and geographic region, of the Partnership's real estate at December 31, 1994.

                                                                   Commercial
      Region                           Apartments                  Properties
     ---------                         ----------                  ----------
     Southeast....................          27%                         32%
     Southwest....................          34                          34
     Midwest......................          32                          19
     Mountain.....................           4                           3
     Pacific......................           3                          12
                                           ---                        ----
                                           100%                        100%

The foregoing table is based solely on the number of apartment units and amount of commercial square footage owned by the Partnership and does not reflect the value of the Partnership's investment in each geographic region. See Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a more detailed description of the Partnership's real estate.

A summary of the activity in the Partnership's real estate portfolio during 1994 is as follows:

 Properties in real estate portfolio at January 1, 1994........         86
 Properties sold...............................................         (2)
                                                                       ---
 Properties in real estate portfolio at December 31, 1994......         84

Set forth below are the Partnership's properties and the monthly rental rate for apartments and the average annual rental rate for commercial properties and occupancy thereof at December 31, 1994 and 1993.

                                                                                  Rent Per
                                                                                 Square Foot            Occupancy
                                                           Units/             ----------------      ----------------
      Property                  Location               Square Footage          1994      1993        1994      1993
--------------------         --------------            ---------------        ------    ------      ------    ------
Apartments
----------
Alexandria.................... Decatur, GA                  406 units/
                                                        562,700 sq. ft.   $   .41    $   .40        92%      96%
Arlington Place............... Pasadena, TX                 230 units/
                                                        205,476 sq. ft.       .60        .59        88%      88%
Barcelona..................... Tampa, FL                    368 units/
                                                        346,144 sq. ft.       .49        .49        85%      89%
Bavarian...................... Middletown, OH               259 units/
                                                        229,560 sq. ft.       .59        .58        95%      94%
Bent Tree..................... Addison, TX                  292 units/
                                                        244,480 sq. ft.       .56        .56        99%      90%
Blackhawk..................... Ft. Wayne, IN                209 units/
                                                        190,520 sq. ft.       .53        .52        96%      97%
Bridgestone................... Friendswood, TX               76 units/
                                                         65,519 sq. ft.       .62        .59        93%      90%
Brookview Gardens............. Smyrna, GA                   156 units/
                                                        155,600 sq. ft.       .51        .47        96%      96%
Candlelight Square............ Lenexa, KS                   119 units/
                                                        114,630 sq. ft.       .51        .48        92%      95%
Chalet........................ Topeka, KS                   162 units/
                                                        131,791 sq. ft.       .61        .57        87%      99%
Chateau....................... Bellevue, NE                 115 units/
                                                         99,220 sq. ft.       .59        .57        94%      92%
Club Mar...................... Sarasota, FL                 248 units/
                                                        230,180 sq. ft.       .59        .57        92%      92%
Confederate Point............. Jacksonville, FL             206 units/
                                                        277,860 sq. ft.       .42        .41        92%      91%
Country Place................. Round Rock, TX               152 units/
                                                        119,808 sq. ft.       .63        .58        97%      96%
Covered Bridge................ Gainesville, FL              176 units/
                                                        171,416 sq. ft.       .57        .56        99%      95%
Creekwood..................... College Park, GA             300 units/
                                                        285,840 sq. ft.       .49        .47        87%      92%
Fair Oaks..................... Euless, TX                   208 units/
                                                        166,432 sq. ft.       .52        .52        96%      90%
Four Seasons.................. Denver, CO                   384 units/
                                                        254,900 sq. ft.       .74        .66        96%      97%
Fox Club...................... Indianapolis, IN             336 units/
                                                        317,600 sq. ft.       .54        .53        95%      93%
Foxwood....................... Memphis, TN                  220 units/
                                                        212,000 sq. ft.       .46        .44        97%      95%
Granada....................... Bellevue, NE                 264 units/
                                                        243,960 sq. ft.       .51        .49        85%      83%
Harbour Point...............   Miami, FL                    182 units/
                                                        152,773 sq. ft.       .81        .79        81%      94%
Hidden Valley...............   Grand Rapids, MI             176 units/
                                                        260,970 sq. ft.       .49        .45        96%      94%
Horizon East................   Dallas, TX                   166 units/
                                                        141,081 sq. ft.       .48        .47        93%      95%

                                                                                  Rent Per
                                                                                 Square Foot            Occupancy
                                                           Units/             ----------------      ----------------
      Property                  Location               Square Footage          1994      1993        1994      1993
--------------------         --------------            ---------------        ------    ------      ------    ------
Apartments - Continued
----------
Kimberly Woods..............   Tucson, AZ                 279 units/
                                                      249,678 sq. ft.     $   .52    $   .49        95%      92%
King Village................   Huntsville, AL             184 units/
                                                      202,602 sq. ft.         .41        .43        90%      78%
La Mirada...................   Jacksonville, FL           320 units/
                                                      341,400 sq. ft.         .46        .44        93%      91%
Lake Nora Arms..............   Indianapolis, IN           588 units/
                                                      429,380 sq. ft.         .60        .60        94%      93%
Lakewood Park................  St. Petersburg, FL         240 units/
                                                      279,720 sq. ft.         .40        .38        90%      91%
Lantern Ridge................  Richmond, VA               120 units/
                                                      112,296 sq. ft.         .49        .49        98%      96%
Mallard Lake.................  Greensboro, NC             336 units/
                                                      295,560 sq. ft.         .57        .53        98%      97%
Manchester Commons...........  Manchester, MO             280 units/
                                                      331,820 sq. ft.         .46        .45        94%      87%
Mesa Court...................  Mesa, AZ                   224 units/
                                                      180,291 sq. ft.         .57        .51        94%      88%
Mesa Ridge...................  Mesa, AZ                   256 units/
                                                      206,045 sq. ft.         .57        .51        95%      92%
Nora Pines...................  Indianapolis, IN           254 units/
                                                      254,676 sq. ft.         .55        .54        95%      96%
Oak Hollow...................  Austin, TX                 409 units/
                                                      290,072 sq. ft.         .75        .69        99%      98%
Oakmont......................  Monroe, LA                 212 units/
                                                      185,500 sq. ft.         .48        .48        93%      89%
Oak Tree.....................  Grandview, MO              189 units/
                                                      160,591 sq. ft.         .52        .50        95%      93%
Olde Towne...................  Middletown, OH             199 units/
                                                      179,395 sq. ft.         .57        .57        94%      91%
Outrigger....................  Tulsa, OK                  343 units/
                                                      327,190 sq. ft.         .36        .35        88%      85%
Pines........................  Little Rock, AR            257 units/
                                                      221,981 sq. ft.         .37        .37        88%      91%
Place One....................  Tulsa, OK                  407 units/
                                                      302,263 sq. ft.         .47        .45        92%      90%
Regency......................  Lincoln, NE                106 units/
                                                      111,700 sq. ft.         .56        .53        97%      96%
Regency Falls................  San Antonio, TX            546 units/
                                                      348,692 sq. ft.         .60        .53        90%      94%
Rockborough..................  Denver, CO                 345 units/
                                                      249,723 sq. ft.         .67        .63        96%      93%
Royal Oaks...................  Stone Mountain, GA         300 units/
                                                      385,000 sq. ft.         .41        .40        90%      91%
Santa Fe.....................  Kansas City, MO            225 units/
                                                      180,416 sq. ft.         .51        .54        90%      88%
Shadowood....................  Addison, TX                184 units/
                                                      134,616 sq. ft.         .64        .64        98%      97%
Sherwood Glen................  Urbandale, IA              180 units/
                                                      143,745 sq. ft.         .72        .70        93%      94%
Skipper's Pond................ Tampa, FL                  260 units/
                                                      233,760 sq. ft.         .46        .44        91%      91%
Stonebridge................... Florissant, MO             100 units/
                                                      140,576 sq. ft.         .42        .40        92%      93%
Summerwind.................... Reseda, CA                 172 units/
                                                      114,711 sq. ft.         .97        .97        92%      85%
Sun Hollow.................... El Paso, TX                216 units/
                                                      156,000 sq. ft.         .63        .62        92%      90%
Tanglewood.................... Arlington Heights, IL      838 units/
                                                      612,816 sq. ft.         .96        .96        96%      88%
Timber Creek.................. Omaha, NE                  180 units/
                                                      162,252 sq. ft.         .59        .57        91%      94%
Towne Oaks.................... Monroe, LA                 152 units/
                                                      153,488 sq. ft.         .49        .46        94%      95%
Villa Del Mar................. Wichita, KS                162 units/
                                                      128,004 sq. ft.         .57        .57        89%      88%

                                                                                  Rent Per
                                                                                 Square Foot            Occupancy
                                                           Units/             ----------------      ----------------
      Property                  Location               Square Footage          1994      1993        1994      1993
--------------------         --------------            ---------------        ------    ------      ------    ------
Apartments - Continued
----------
Village Square................ Stone Mountain, GA         310 units/
                                                      403,900 sq. ft.     $   .41    $   .40        88%      90%
Villas........................ Plano, TX                  208 units/
                                                      156,632 sq. ft.         .67        .64        97%      96%
Vineyards..................... Broadview Heights, OH      336 units/
                                                      296,856 sq. ft.         .61        .61        98%      90%
Whispering Pines.............. Canoga Park, CA            102 units/
                                                       61,671 sq. ft.         .98        1.04       93%      82%
Whispering Pines.............. Topeka, KS                 320 units/
                                                      299,264 sq. ft.         .49        .46        92%      94%
Windridge..................... Austin, TX                 408 units/
                                                      281,778 sq. ft.         .80        .74        96%      95%
Windtree I & II............... Reseda, CA                 159 units/
                                                      109,062 sq. ft.         .90        .92        24%      84%
Wisperwood.................... Tampa, FL                  212 units/
                                                      199,920 sq. ft.         .45        .44        92%      93%
Woodlake...................... Carrollton, TX             256 units/
                                                      210,208 sq. ft.         .63        .60        99%      90%
Woodsong II................... Smyrna, GA                 190 units/
                                                      207,460 sq. ft.         .46        .44        97%      92%
Woodstock..................... Dallas, TX                 320 units/
                                                      222,112 sq. ft.         .51        .51        94%      91%

Office Buildings
----------------
56 Expressway................. Oklahoma City, OK         54,649 sq. ft.       7.77       7.97       85%      78%
Executive Court............... Memphis, TN               41,840 sq. ft.       9.91       9.78       92%      92%
Fondren....................... Houston, TX               47,808 sq. ft.       7.11       6.50        0%       0%
Marina Playa.................. Santa Clara, CA          124,322 sq. ft.      17.00      16.39       95%      91%
Melrose Business Park......... Oklahoma City, OK        124,200 sq. ft.       2.59       2.56       81%      69%
Toll Hill..................... Dallas, TX                81,115 sq. ft.      11.04      10.66       91%      80%
University Square............. Anchorage, AK             22,260 sq. ft.      13.81      13.90       82%      85%

Shopping Centers
----------------
Countryside Plaza............. Clearwater, FL           184,878 sq. ft.       3.36       3.53       83%      87%
Crestview..................... Crestview, FL             80,679 sq. ft.       3.01       3.17       90%      82%
Cross County Mall............. Mattoon, IL              304,575 sq. ft.       4.39       4.23       87%      93%
Cullman....................... Cullman, AL               92,466 sq. ft.       3.82       3.74       96%      98%
Harbor Plaza.................. Aurora, CO                45,863 sq. ft.       7.82       7.23       87%      91%
Katella Plaza................. Orange, CA                52,169 sq. ft.      11.34      11.27       71%      71%
Regency Point................. Jacksonville, FL          67,410 sq. ft.      10.63      10.53       95%      93%
Southern Palms................ Tempe, AZ                250,068 sq. ft.       7.45       7.57       84%      78%
Westwood...................... Tallahassee, FL          149,855 sq. ft.       5.00       5.01       81%      60%

Occupancy presented here and throughout this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

The Partnership owns a fee interest in each property except for the Katella and Westwood shopping centers located in Orange, California and Tallahassee, Florida, respectively, in each of which the Partnership owns a long-term leasehold interest. Such leasehold interests permit some potential for capital appreciation and marketability.

The following table sets forth information at December 31, 1994, regarding the Partnership's properties, grouped by region and type of property, including number of properties, aggregate amount of leasable square footage in the case of commercial properties, number of units and square footage in the case of apartments, approximate weighted average occupancy, and Revaluation Equity (dollars in thousands):

     Region/                              Units/                              Revaluation
  Property Type            Number     Square Footage           Occupancy         Equity
-------------------        ------     --------------           ----------     ------------
Southeast
 Apartments...........       19           4,734 Units/            92%         $   69,649
                                        5.0 Million Sq.Ft.
 Office Building......        1          41,840 Sq.Ft.            92%              1,926
 Shopping Centers.....        5         475,288 Sq.Ft.            83%             13,429

Southwest
 Apartments...........       22           5,801 Units/            93%             86,549
                                        4.5 Million Sq.Ft.
 Office Buildings.....        4         307,172 Sq.Ft.            61%              4,137
 Shopping Center......        1         250,068 Sq.Ft.            83%              5,532

Mountain
 Apartments...........        2             729 Units/            95%             14,513
                                        504,623 Sq.Ft.
 Shopping Center......        1          45,863 Sq.Ft.            91%              3,230

Pacific
 Apartments...........        3             433 Units/            67%              5,010
                                        285,955 Sq.Ft.
 Office Buildings.....        2         146,582 Sq.Ft.            90%              9,288
 Shopping Center......        1          52,169 Sq.Ft.            71%              2,062

Midwest
 Apartments...........       22           5,597 Units/            93%             80,589
                                        5.4 Million Sq.Ft.
 Shopping Center......        1         304,575 Sq.Ft.            80%              5,352
                                                                              ----------
                                                                              $  301,266
                                                                              ==========

Revaluation Equity does not include any adjustments for the Redeemable General Partner Interest as discussed in ITEM 3. "LEGAL PROCEEDINGS - Moorman Settlement."

The following discussion briefly describes the events that affected the Partnership's properties during 1994 and the first quarter of 1995.

The Partnership has a 75% general partner interest in Southern Palms Associates, which owns Southern Palms Shopping Center. In August 1992, Southern Palms Associates filed a voluntary petition in bankruptcy, seeking, among other things, to restructure the $9.3 million nonrecourse mortgage secured by the shopping center. In connection with the bankruptcy, an agreement was reached with the lender to modify the $9.3 million first mortgage. The modification, which was effective as of December 31, 1993, reduced the mortgage's interest rate from 11.7% per annum to a variable rate, currently 8.9% per annum, and extended the maturity date of the mortgage to March 1998.

In March 1994, the Partnership obtained new first mortgage financing secured by the Cross County Mall, a shopping center in Mattoon, Illinois. The Partnership can borrow up to $7.5 million under the loan, to repay the then existing mortgage debt and for the renovation of the shopping center as well as tenant improvements. At closing of the new loan, $4.7 million was advanced, of which $4.3 million was used to payoff the existing mortgage, including a $104,000 prepayment penalty. The remainder of the initial advance was used to pay various closing costs associated with the financing. The new first mortgage bears interest at 1.5% above the prime rate, currently 10.3% per annum, requires monthly payments of principal and interest based upon the outstanding balance of the loan and matures in March 1997 with an option to extend the maturity date to March 2002. As of December 31, 1994, $2.7 million of additional advances under the loan had been made. The additional advances were used for tenant improvements related to the expansion by a major tenant of the shopping center. The Partnership, in accordance with the Partnership Agreement, paid BCM a 1% loan arrangement fee of $75,000 based upon the new first mortgage financing of $7.5 million.

In July 1994, the Partnership completed the extension of the $2.3 million second lien mortgage secured by the Marina Playa Office Building in Santa Clara, California. The loan's maturity date was extended from July 1994 to January 1996, with all other terms of the loan remaining unchanged.

In September 1994, the Partnership sold the Creekwood Apartments in College Park, Georgia for $6.0 million. The Partnership has accounted for the sale as a financing transaction, due to the Partnership having provided financing of the purchaser's downpayment. On the date of sale, the purchaser obtained new first mortgage financing from an independent lending institution in the amount of $3.0 million. The Partnership received $1.3 million in excess proceeds from the new financing, after the payoff of the existing mortgage in the amount of $1.1 million and the funding of required repair escrows and closing costs associated with the financing. The Partnership has recorded the extinguishment of the then existing mortgage as well as the new first mortgage. The new first mortgage bears interest at a variable rate, currently 7.8% per annum, requires monthly payments of principal and interest, currently $24,000 and matures in September 1997. The Partnership, in accordance with the Partnership Agreement, paid BCM a 1% loan arrangement fee of $30,000 based upon the new first mortgage financing of $3.0 million.

In October 1994, the Partnership sold the Brandywine and Raintree Apartments, both located in Meridian Township, Michigan, to a single buyer for a total of $14.8 million. The Partnership received net cash of $4.5 million after the payoff of $9.4 million in existing mortgage debt, the payment of $82,000 in prepayment penalties and various other closing costs associated with the sales. The Partnership recognized gains totaling $8.3 million on the sales. The Partnership, in accor-dance with the Partnership Agreement, paid real estate sales commissions totaling $444,000 to Carmel Realty based upon the $14.8 million total sales price of the properties.

In December 1994, the Partnership completed the extension of the $265,000 mortgage secured by Executive Court Office Building. The loan's maturity date was extended from December 1994 to December 1995, with all other terms of the loan remaining unchanged.

In March 1995, the Partnership purchased the Chalet II Apartments, a 72 unit apartment complex in Topeka, Kansas, for $1.6 million. The Partnership paid $439,000 in cash and obtained new first mortgage financing of $1.2 million. The mortgage bears interest at a rate of prime plus 1% per annum, requires monthly payments of principal and interest, currently $12,000, and matures in March 2002. The Partnership, in accordance with the Partnership Agreement, paid a real estate brokerage commission of $98,000 to Carmel Realty based on the $1.6 million purchase price of the property.

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

At December 31, 1994, the Partnership's mortgage notes and participations in mortgage notes had an aggregate face amount of $29.4 million and an aggregate net carrying value of $11.5 million, net of deferred gains ($16.2 million), discounts ($152,000) and allowance for estimated losses ($1.9 million).

The following table sets forth the percentage (based on the outstanding mortgage note balance at December 31, 1994), by property type and geographic region, of the properties that serve as collateral for the five mortgage notes receivable, excluding participations, in the Partnership's mortgage notes receivable portfolio at December 31, 1994. See Schedule IV to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for further details of the Partnership's mortgage notes receivable portfolio.

                                                                          Commercial
Region                                     Apartments                     Properties                Total
------                                     ----------                     ----------                -----
Mountain..............                           -%                           15%                       15%
Pacific...............                          56                            -                         56
Midwest...............                           -                            29                        29
                                              ----                          ----                      ----
                                                56%                           44%                      100%

In 1991, the Partnership and an insurance company entered into an Asset Sales Agreement to sell participations in certain of the Partnership's mortgage notes receivable in exchange for participations in other mortgage notes or assets and cash. The Partnership entered into the Asset Sales Agreement in an effort to develop a potential source for future financing and to generate cash from
otherwise illiquid assets.   The assets transferred by the Partnership pursuant
to the Asset Sales Agreement included a $2.5 million senior participation in a wraparound mortgage note receivable secured by a shopping center in Las Vegas, Nevada, a $1.0 million senior participation in a wraparound mortgage note receivable secured by a shopping center in La Crosse, Wisconsin, and a first lien mortgage note with a carrying value of $1.2 million prior to transfer. In return, the Partnership received a $447,000 senior participation in a note secured by land in Granby, Colorado, a $1.5 million participation in a note secured by a country club in the Ka'u District of Hawaii, a 10% limited partner interest in the partnership owning the country club, valued at $1.5 million, a $213,000 first lien mortgage note secured by land in Denver, Colorado and $1.0 million in cash. The Asset Sales Agreement included put and guaranty provisions.

In March 1992, the insurance company was placed in receivership. In June 1992, the Partnership provided notice to the insurance company, under the terms of the put and guaranty provisions, of its desire to divest itself of all the assets received. The Receiver refused to allow the enforcement of the terms of the Asset Sales Agreement. In September 1992, the Court approved the
Receivers' Petition for an Order of Liquidation for the insurance company. The Partnership has reached a settlement with the Receiver, which was approved by the court on February 15, 1995. Under the terms of the settlement, the insurance company will return to the Partnership the senior participations in the wraparound mortgage notes secured by the shopping centers in Las Vegas, Nevada and La Crosse, Wisconsin. In exchange, the Partnership will return all of the assets that it received from the insurance company other than the first lien mortgage note secured by the land in Denver, Colorado, which had been foreclosed and sold by the Partnership, and $657,000 in cash. The Partnership has further agreed to purchase from the insurance company the first lien note secured by the land in Granby, Colorado and a second lien note secured by commercial condominiums also in Granby, Colorado for $550,000. The asset transfers and purchases are anticipated to occur in the second quarter of 1995. The settlement requires the Partnership to pay interest on the cash portion of the settlement from March 17, 1995 until the asset transfers and purchases are completed. Interest is payable monthly.

In 1992, the Partnership determined that the fair value of the underlying collateral securing one of the participations and a note receivable received from the insurance company was not sufficient to satisfy the Partnership's interests and accordingly, the Partnership recorded a $1.6 million provision for loss to provide for such deficiency.

In May 1993, the Partnership foreclosed on an assigned first lien secured by land in Denver, Colorado. The Partnership incurred no loss as a result of the foreclosure. In October 1993, this land was sold for its carrying value. The Partnership will incur no loss on the settlement beyond amounts previously provided.

Investment in Marketable Equity Securities of ART

At December 31, 1994, the Partnership owned 48,933 shares of common stock of ART, a real estate investment company, representing approximately 1% of ART's outstanding shares. Mr. Phillips, a general partner of SAMLP, the General Partner of the Partnership, served as Chairman of the Board and as a director of ART until November 16, 1992. Mr. Cashwell, the President and a director of SAMI, the Managing General Partner of SAMLP, is a director of ART. See ITEM
12. "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." At December 31, 1994, the market value of the ART common stock owned by the Partnership was $636,000. ART owns a 76.8% limited partner interest in SAMLP. In addition, as of March 17, 1995 ART owned 1,047,879 of National Realty's units of limited partner interest, approximately 49% of the units then outstanding.

ITEM 3.   LEGAL PROCEEDINGS

Moorman Settlement

The Partnership is party to a Settlement Agreement, dated as of May 9, 1990, between plaintiffs Joseph B. Moorman, et al. and defendants Robert A. McNeil, National Realty, the Operating Partnership, SAMLP, Gene E. Phillips and William
S. Friedman, and Shearson Lehman Hutton Inc., successor-in-interest to defendant E.F. Hutton & Company Inc., relating to the action entitled Moorman, et al. v. Southmark Corporation, et al. Such action was filed on September 2, 1987, in the Superior Court of the State of California, County of San Mateo.
On May 9, 1990, the Partner-
ship agreed to settle such action pursuant to the terms of a written agreement (the "Moorman Settlement Agreement"). On June 29, 1990, after a hearing as to its fairness, reasonableness and adequacy, the Moorman Settlement Agreement was granted final court approval.

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

The Targets for the first and second anniversary dates were not met. Since the Targets were not met for two successive years, the Moorman Settlement Agreement requires that SAMLP resign as General Partner, effective upon the election and qualification of its successor. On July 8, 1992, SAMLP notified the Oversight Committee of the failure to meet the Target for two successive years.

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

The Moorman Settlement Agreement provides that between the date of the certification causing the General Partner's resignation and the date successor general partner takes office, the resigning General Partner shall limit its activities, as General Partner, to the conduct of the business of the Partnership in the ordinary course, shall not, without consent of the Oversight Committee, purchase or sell any real estate or other assets of the Partnership not in progress on said date, shall cooperate in the election of a successor general partner and shall cooperate with its successor to facilitate a change in the office of General Partner of the Partnership. The resigning General Partner will continue to receive fees, expenses and distributions, if any, while the solicitation is prepared.

Any dispute between the General Partner and the Oversight Committee concerning the operation of the Moorman Settlement Agreement is to be resolved by the Judge appointed pursuant to the Moorman Settlement Agreement to supervise its implementation (the "Supervising Judge").

The withdrawal of the General Partner will require the Partnership to acquire the Redeemable General Partner Interest at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. Under the Moorman Settlement Agreement, payment for such Redeemable General Partner Interest, fees and other compensation may, at the Oversight Committee's option, be paid over a three-year period pursuant to a secured promissory note bearing interest at the prime rate and containing commercially reasonable terms and collateral. Under the Moorman Settlement Plan, the purchase price for SAMLP's Redeemable General Partner Interest will be calculated, as of the time it withdraws as General Partner under the Partnership's governing documents. The Managing General Partner has calculated the fair value of the Redeemable General Partner Interest at December 31, 1994 to be $33.0 million, and believes there has been no material change in such value since such date. The Partnership would be entitled to offset against any such payment the then outstanding principal balance ($4.2 million at December 31, 1994) plus all accrued but unpaid interest ($4.3 million at December 31, 1994) on the note receivable from SAMLP for its capital contribution to the Partnership. In the accompanying Consolidated Balance Sheets, the Redeemable General Partner Interest is shown as a reduction of Partners' Equity. The note receivable from the General Partner has been offset against the Redeemable General Partner Interest. The Oversight Committee previously has informed the Partnership that it calculated the amount of such Redeemable General Partner Interest to be less than the amount calculated by the Managing General Partner. When SAMLP withdraws as General Partner of the Partnership, the value of the Redeemable General Partner Interest would depend on the fair value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation. Any dispute pertaining to the amount of Redeemable General Partner Interest upon withdrawal of SAMLP will be resolved by the Supervising Judge.

On January 27, 1995, National Realty, SAMLP and the Oversight Committee executed an Implementation Agreement which provides for the nomination of a successor general partner and for the resolution of all related matters under the Moorman Settlement. The Implementation Agreement is subject to receipt of a notice from the proposed successor general partner nominee that it consents to stand for election as the successor general partner.

The Implementation Agreement shall be submitted to the Supervising Judge for tentative approval and approval of the notice to be sent to the original class members. Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the unitholders of National Realty for a vote. In addition, the unitholders will vote upon amendments to the National Realty partnership agreement which relate to the proposed compensation of the successor general partner and other related matters.

Upon approval by the unitholders, SAMLP shall resign as General Partner and the successor general partner shall take office. If the required approvals are obtained, National Realty anticipates that the successor general partner may be elected and take office during the third or fourth quarter of 1995.

The Implementation Agreement provides that SAMLP, and its affiliates owning units in National Realty, shall not vote to remove the successor general partner, except for removal with cause, for a period of thirty months from the date the successor general partner takes office. In addition, the Supervising Judge shall make a determination of any amounts which National Realty may owe to SAMLP upon SAMLP's withdrawal as General Partner and any amounts which SAMLP or its affiliates may owe to National Realty. Any amounts which National Realty may be determined to owe to SAMLP may be paid by National Realty over a period of time to be determined by the parties on terms which shall not hinder National Realty's ability to meet its other financial obligations.

Upon the election and taking office of the successor general partner, the Moorman Settlement Plan and the Oversight Committee shall terminate. If the successor general partner nominee does not stand for election or is not elected, the existing Moorman Settlement Agreement shall remain in full force and effect and all of the provisions of the Implementation Agreement shall be voided.

Southmark Litigation

In December 1991, the Partnership and several other parties entered into a comprehensive settlement of litigation with Southmark, which settled all actions between Southmark and its affiliates and the Partnership and its affiliates.

In connection with the settlement, the Partnership was obligated to pay Southmark the net amount which it had recorded as due to Southmark ($1.8 million), on the date the settlement was entered into. The final installment of $265,000 was paid by the Partnership in July 1994.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.




                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

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

The following table sets forth high and low sale prices of National Realty's units of limited partner interest as reported by the AMEX:

  QUARTER ENDED                                 HIGH             LOW
------------------                            --------         -------
March 31, 1995...........................     $  31 3/8     $   30 5/8
  (through March 17, 1995)

March 31, 1994...........................        28 1/4         25
June 30, 1994............................        27 3/4         25 5/8
September 30, 1994.......................        30 1/8         27
December 31, 1994........................        30 3/4         28 1/2

March 31, 1993...........................        22 7/8         18 1/2
June 30, 1993............................        25 1/4         19 7/8
September 30, 1993.......................        23             19 1/4
December 31, 1993........................        30 3/4         22 3/4

As of March 17, 1995, the closing price of National Realty's units of limited partner interest on the AMEX was $31.00 per unit.

As of March 17, 1995, National Realty's units of limited partner interest were held by 8,599 holders of record.

Pursuant to the Moorman Settlement Agreement, on February 14, 1992, the Partnership issued 2,692,773 warrants (the "Warrants") to purchase an aggregate of 673,193 of National Realty's units of limited partner interest subject to adjustment. Each Warrant initially entitled the holder thereof to purchase one quarter of one unit at the exercise price ($11.00 per Warrant). The initial exercise price was equal to $44.00 per unit and increased to $48.00 per unit on February 14, 1993, subject to adjustment. The Warrants may be exercised for five years from their February 14, 1992 date of issuance, or until earlier redemption.

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

Committee approves alternative uses for such operating cash flow. On October 7, 1993, the Partnership announced a resumption of regular quarterly distributions at the rate of $0.20 per unit. The Partnership paid distributions totaling $388,000 in 1993. In addition, to its regular quarterly distributions, in December 1994, the Partnership paid a special distribution of $0.50 per unit, resulting in total 1994 distributions of $2.8 million or $1.30 per unit.

The distributions paid by the Partnership in 1994 and 1993 were are follows:


 Date Declared                   Record Date                       Payable Date                        Amount
----------------              -----------------                  -----------------                     ------
March 4, 1994                 March 18, 1994                     March 30, 1994                        $.20
June 1, 1994                  June 15, 1994                      June 30, 1994                         $.20
August 25, 1994               September 15, 1994                 September 30, 1994                    $.20
December 1, 1994              December 15, 1994                  December 30, 1994                     $.20
December 1, 1994              December 15, 1994                  December 30, 1994                     $.50

October 7, 1993               November 24, 1993                  December 10, 1993                     $.20

In November 1987, the Board of Directors of the Managing General Partner approved the Partnership's purchase of up to 10% of National Realty's units of limited partner interest and on December 15, 1992, the Board of Directors of the Managing General Partner approved the repurchase of up to 100,000 additional units in open-market transactions. Through December 31, 1994, the Partnership had purchased a total of 134,320 units at an aggregate cost of $5.1 million. During 1994, the Partnership did not purchase any additional units under such repurchase program.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 6.   SELECTED FINANCIAL DATA


                                                                    For the Years Ended December 31,
                                               -----------------------------------------------------------------------
                                                  1994            1993           1992           1991           1990
                                               -----------    -----------    -----------    -----------    -----------
                                                              (dollars in thousands, except per unit)
EARNINGS DATA
Income      .....................              $   107,546    $   103,044    $   102,070    $    97,314    $    98,233
Expenses
 Interest   .....................                   34,145         34,699         35,982         38,686         41,791
 Property operations
   expenses   ...................                   60,793         60,374         59,193         58,645         57,423
 General and
   administrative
   expenses   ...................                    5,809          5,598          5,377          5,931          6,139
 Depreciation and
   amortization   ...............                   10,034         10,168         10,503         11,299         13,054
 Provision for losses   .........                      -              -            1,972          5,026            -
                                               -----------    -----------    -----------    -----------    -----------
   Total expenses   .............                  110,781        110,839        113,027        119,587        118,407
                                               -----------    -----------    -----------    -----------    -----------

(Loss) from operations  .........                   (3,235)        (7,795)       (10,957)       (22,273)       (20,174)
Gain on sale of real
 estate     .....................                    8,252            -              375            371         20,561
(Loss) on foreclosure ...........                      -              -              -          (13,439)        (1,229)
Litigation
 settlements  ...................                      -              -            1,030           (721)          -
                                               -----------    -----------    -----------    -----------    -----------
Income (loss) before
 extraordinary gain   ...........                    5,017         (7,795)        (9,552)       (36,062)          (842)
Extraordinary gain  .............                      -            9,046          6,385         17,867          1,549
                                               -----------    -----------    -----------    -----------    -----------
Net income (loss) ...............              $     5,017    $     1,251    $    (3,167)   $   (18,195)  $        707
                                               ===========    ===========    ============   ============   ===========

PER UNIT DATA
Income (loss) before
 extraordinary gain   ...........              $       2.30   $      (3.40)  $      (3.98)  $     (16.42)  $       (.38)
Extraordinary gain  .............                       -             3.94           2.66           8.14            .70
                                               ------------   ------------   ------------   ------------   ------------
Net income (loss) ...............              $       2.30   $        .54   $      (1.32)  $     (8.28)   $        .32
                                               ============   ============   ============   ===========    ============

Distributions per unit  .........              $       1.30   $        .20   $        -     $       -      $        -

Weighted average units
 of limited partner
 interest used in
 computing earnings
   per unit   ...................                2,139,524      2,249,330      2,348,478      2,152,605      2,155,253


                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                                                                              December 31,
                                               -----------------------------------------------------------------------
                                                  1994            1993           1992           1991           1990
                                               -----------    -----------    -----------    -----------    -----------
                                                              (dollars in thousands, except per unit)
BALANCE SHEET DATA
Real estate......................              $  241,535     $   251,534    $   251,059    $  272,183     $  301,858
Notes and interest
 receivable......................                  11,532          11,469         12,694        13,958         35,273
Total assets.....................                 290,140         296,045        303,059       309,371        362,695
Notes and interest
 payable.........................                 326,775         335,200        333,642       331,438        364,606
Redeemable General
 Partner interest................                  28,800          21,600         14,700        15,000         13,000
Partners' (deficit)..............                 (91,823)        (86,902)       (81,150)      (78,098)       (58,867)

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

Liquidity and Capital Resources

Cash and cash equivalents aggregated $3.7 million at December 31, 1994 as compared with $4.0 million at December 31, 1993.

The Managing General Partner has discretion in determining methods of obtaining funds for the Partnership's operations. The Partnership's governing documents place no limitation on the amount of leverage that the Partnership may incur either in the aggregate or with respect to any particular property or other investment. At December 31, 1994, the aggregate loan-to-value ratio of the Partnership's real estate port-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

folio, computed on the basis of the ratio of total property-related debt to aggregate appraised values, was 47.9% compared to 52.1% at December 31, 1993.

The Partnership's principal sources of cash flow have been and will continue to be from property operations and externally generated funds. Externally generated funds include borrowings, proceeds from the sale of Partnership properties and other assets, proceeds from the issuance of debt secured by Partnership properties or mortgage notes receivable and in the future may include proceeds from the exercise of the Warrants which were issued to the class members included in the Moorman litigation settlement. The Partnership expects that cash flow from property operations together with externally generated funds will be sufficient to meet the Partnership's various cash needs in 1995, including but not limited to the payment of distributions, debt service obligations coming due and property maintenance and improvements, as more fully discussed in the paragraphs below.

Currently, all but five of the Partnership's properties are encumbered by mortgage debt. In 1995, mortgage debt totaling $7.4 million comes due, including a $2.6 million mortgage underlying a $4.3 million wraparound mortgage note receivable, both of which mature in December 1995. It is the Partnership's intention to either pay the mortgages that mature in 1995 when due, or seek to extend the due dates one or more years while attempting to obtain long-term financing. The Partnership also intends to seek to refinance certain mortgages that mature in the next two years, and use excess financing proceeds for working capital purposes. The General Partner believes it will continue to be successful in obtaining at least the minimum amount of loan extensions or other proceeds to enable the Partnership to maintain ownership of all properties in which it has equity.

During 1994, the Partnership received $10.0 million from new mortgage financings or refinancings secured by one commercial property and one apartment complex, of which $5.4 million was used to payoff existing mortgage debt secured by the properties. In addition, the Partnership made scheduled principal paydowns on mortgage debt totaling $4.3 million.

As of March 17, 1994, the Partnership had one apartment complex under contract for sale, the Harbour Point Apartments in Miami, Florida. The Oversight Committee has approved the terms of the pending sale and the Partnership anticipates finalizing such sale during the second quarter of 1995. The asset has been reclassified as held for sale in the Partnership's accompanying December 31, 1994 Consolidated Balance Sheet. The Partnership, however, can give no assurance that it will successfully complete this property sale.

In March 1995, the Partnership, with the approval of the Oversight Committee, purchased the Chalet II Apartments, a 72 unit apartment complex in Topeka, Kansas, for $1.6 million. The Partnership paid $439,000 in cash, obtaining new mortgage financing of $1.2 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Also in March 1995, the Partnership reached a settlement with the receiver for an insurance company. As part of the settlement, the Partnership will pay the insurance company a total of $1.2 million in cash in exchange for the transfer of certain assets between the Partnership and the insurance company. See "NOTE
4. NOTES RECEIVABLE."

In November 1992, in conjunction with the transfer of the net assets of 52 apartment complexes and a wraparound note receivable to GCLP, such assets were refinanced under a $223 million blanket mortgage loan. The blanket mortgage loan requires that cash flow from the GCLP properties be used to fund various escrow and reserve accounts and limits the payment of distributions to the Partnership. During 1994, the Partnership received distributions from GCLP totaling $3.0 million, an increase of $1.3 million from 1993. A total of $6.0 million of escrow and reserve deposits, excluding the tax and insurance reserve, are required to be funded by GCLP during 1995 in monthly installments. Such escrowed amounts are included in escrow deposits and other assets in the accompanying Consolidated Balance Sheets. GCLP is required to make monthly deposits, from the cash flow of its properties, for (i) a recurring replacement reserve, (ii) a credit enhancement reserve and (iii) a tax and insurance reserve. As a result of the restrictions placed on GCLP's use of its cash flow, excess cash of approximately $3.5 million is expected to be remittable to the Partnership during 1995.

On October 7, 1993, the Partnership announced a resumption of distributions at the initial rate of $0.20 per unit and in 1993 paid distributions totaling $388,000. In 1994, the Partnership continued the payment of regular quarterly distributions of $0.20 per unit. In the fourth quarter of 1994, in addition to the regular quarterly distribution of $0.20 per unit, the Partnership paid an extra distribution of $0.50 per unit. The Partnership made total distributions of $2.8 million in 1994 or $1.30 per unit.

The Partnership's rents collected increased from $99.0 million for 1993 to $105.4 million for 1994 due to the Partnership's successful effort of increasing and maintaining higher rental rates during 1994 as compared to 1993. Rental rates at the Partnership's apartment complexes, which account for over 80% of the Partnership's properties, increased an average of 4.4% as compared to 1993 rental rates. However, payments for property operating expenses increased from $58.2 million in 1993 to $63.4 million in 1994. This increase is primarily due to a $3.1 million increase in payments for tax and capital improvement escrows related to the GCLP properties.

As more fully discussed in NOTE 14. "COMMITMENTS AND CONTINGENCIES - Moorman Settlement," the Moorman litigation settlement agreement (the "Moorman Settlement Agreement") set forth certain aggressive, annually increasing targets relating to the price of the Partnership's units of limited partner interest which were not achieved, resulting in, among other things, the required withdrawal of the Partnership's General Partner upon election of a successor and the resulting required purchase

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

of the Redeemable General Partner Interest, as defined below. The effects of some or all of these provisions could adversely affect the Partnership's liquidity. However, the General Partner and the Oversight Committee have agreed in principle, as discussed below, to possible arrangements which would alleviate the adverse effect of such provisions.

The withdrawal of the General Partner requires the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. The Moorman Settlement Agreement provides that any payment for such Redeemable General Partner Interest, fees and other compensation during the pendency of the Moorman Settlement Agreement may, at the option of the Oversight Committee (also established under the Moorman Settlement Agreement), be made over three years pursuant to a secured promissory note bearing interest at a financial institution's prime rate. The Managing General Partner has calculated the fair value of the Redeemable General Partner Interest at December 31, 1994 to be $33.0 million, and believes that there has been no material change in such value since that date. The Partnership would be entitled to offset against such payment the then outstanding principal balance of the note receivable ($4.2 million at December 31, 1994) plus all accrued and unpaid interest ($4.3 million at December 31,
1994) on the note receivable from the General Partner representing its capital contribution to the Partnership. When Syntek Asset Management, L.P. ("SAMLP") withdraws as General Partner of the Partnership, the fair value of the Redeemable General Partner Interest would depend on the value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

In the accompanying Consolidated Balance Sheets, the Redeemable General Partner Interest is shown as a reduction of Partners' Equity and the note receivable from the General Partner has been offset against the Redeemable General Partner Interest.

In conjunction with the Moorman Settlement Agreement, the Partnership received contributions from certain co-defendants of cash and notes including a promissory note for $2.0 million from Gene E. Phillips and William S. Friedman, at the time general partners of SAMLP, and guaranteed by SAMLP. On May 14, 1994, the final payment on the promissory note of $631,000 including accrued interest was received.

On January 27, 1995, National Realty, SAMLP and the Oversight Committee executed an Implementation Agreement which provides for the nomination of a successor general partner and for the resolution of all related matters under the Moorman Settlement. The Implementation Agreement is subject to receipt of a notice from the proposed successor general partner nominee that it consents to stand for election as the successor general partner.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The Implementation Agreement shall be submitted to the Supervising Judge for tentative approval and approval of the notice to be sent to the original class members. Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the unitholders of National Realty for a vote. In addition, the unitholders will vote upon amendments to the National Realty partnership agreement which relate to the proposed compensation of the successor general partner and other related matters.

Upon approval by the unitholders, SAMLP shall resign as General Partner and the successor general partner shall take office. If the required approvals are obtained, National Realty anticipates that the successor general partner may be elected and take office during the third or fourth quarter of 1995.

The Implementation Agreement provides that SAMLP, and its affiliates owning units in National Realty, shall not vote to remove the successor general partner, except for removal with cause, for a period of thirty months from the date the successor general partner takes office. In addition, the Supervising Judge shall make a determination of any amounts which National Realty may owe to SAMLP upon SAMLP's withdrawal as General Partner and any amounts which SAMLP or its affiliates may owe to National Realty. Any amounts which National Realty may be determined to owe to SAMLP may be paid by National Realty over a period of time to be determined by the parties on terms which shall not hinder National Realty's ability to meet its other financial obligations.

Upon the election and taking office of the successor general partner, the Moorman Settlement Plan and the Oversight Committee shall terminate. If the successor general partner nominee does not stand for election or is not elected, the existing Moorman Settlement Agreement shall remain in full force and effect and all of the provisions of the Implementation Agreement shall be voided.

In November 1987, the Board of Directors of the Managing General Partner approved the Partnership's purchase of up to 10% of National Realty's units of limited partner interest and on December 15, 1992, the Board of Directors of the Managing General Partner approved the repurchase of up to 100,000 additional units in open-market transactions. Through December 31, 1994, the Partnership had purchased a total of 134,320 units at an aggregate cost of $5.1 million. During 1994, the Partnership did not purchase any additional units under such repurchase program.

Results of Operations

1994 Compared To 1993. The Partnership reported net income of $5.0 million for 1994 as compared to net income of $1.3 million for 1993. Contributing to the Partnership's 1994 net income was an increase in operating income of $4.6 million, as more fully discussed below, and a gain on sale of real estate of $8.3 million. See NOTE 3. "REAL ESTATE AND DEPRECIATION." The Partnership's 1993 net income included an

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

extraordinary gain of $9.0 million related to the acquisition at a discount of a mortgage obligation. See NOTE 8. "ACCRUING MORTGAGE."

Rental income increased from $99.3 million in 1993 to $105.0 million in 1994. Of this increase, $1.4 million is due to the acquisition in June 1993 of the controlling partnership interest in Club Mar Realty Group, Ltd., which owns the Club Mar Apartments and obtaining the Whispering Pines Apartments in Canoga Park, California through insubstance foreclosure in December 1993. These increases are offset by a decrease of $515,000 due to the sale of Brandywine and Raintree Apartments in October 1994. The remaining net increase of $4.8 million is primarily attributable to a 4.4% increase in average rental rates at the Partnership's apartment complexes.

Property operating expenses increased from $60.4 million in 1993 to $60.8 million in 1994. Of this increase, $764,000 is due to the acquisition in June 1993 of the controlling partnership interest in Club Mar Apartments and obtaining the Whispering Pines Apartments through insubstance foreclosure in December 1993. These increases are offset by a decrease of $465,000 due to the sale of Brandywine and Raintree Apartments in October 1994.

Interest income decreased from $3.1 million in 1993 to $2.4 million in 1994. This decrease is primarily attributable to the nonaccrual of interest income on the loan secured by the Whispering Pines Apartments in Canoga Park, California, which was foreclosed in December 1993 and to a decrease in cash receipts in 1994 on a mortgage note receivable on which interest is recognized on a cash receipts basis. Interest income is anticipated to remain at the current level in 1995.

Interest expense decreased from $34.7 million in 1993 to $34.1 million in 1994. Of this decrease, $265,000 is due to the December 1993 Southern Palms debt modification in which the interest rate was reduced from 11.7% per annum to 8.9% per annum and $350,000 is due to achievement escrows of $1.8 million applied against the principal balances of three of the Partnership's mortgage loans in 1993 and the payment of $228,000 in related prepayment penalties which were included in interest expense in 1993. An additional decrease of $144,000 is due to the sale of the Brandywine and Raintree Apartments in October 1994. These decreases are offset in part by an increase in interest expense of $252,000 related to the acquisition of the controlling partnership interest in Club Mar Apartments in June 1993.

General and administrative expenses increased from $5.6 million in 1993 to $5.8 million in 1994. The increase is attributable to an increase in the Partnership's overhead reimbursements to Basic Capital Management, Inc. ("BCM").

In 1994, the Partnership recognized gains totaling $8.3 million on the sale of the Brandywine and Raintree Apartments. No gain on sale of real estate was recognized in 1993. See NOTE 3. "REAL ESTATE AND DEPRECIATION."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

In 1993, the Partnership recognized an extraordinary gain of $9.0 million from the acquisition at a discount of a mortgage obligation. No such gains were recognized in 1994. See NOTE 8. "ACCRUING MORTGAGE."

1993 Compared to 1992. The Partnership reported net income of $1.3 million for 1993 as compared to a net loss of $3.2 million for 1992. Included in the Partnership's 1993 net income is an increase in operating income of $3.2 million, as more fully discussed below, and an extraordinary gain of $9.0 million related to the acquisition at a discount of a mortgage obligation. See
NOTE 8. "ACCRUING MORTGAGE."

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

Interest expense decreased from $36.0 million in 1992 to $34.7 million in 1993. Interest expense related to the GCLP properties, refinanced in November 1992, increased by $4.0 million as compared to 1992. This increase, however, was more than offset by a decrease in interest expense associated with the Partnership's line of credit with Transcontinental Realty Investors, Inc., which was paid in full in December 1992 with the refinancing proceeds from the GCLP refinancing. Interest expense also declined as a result of the acquisition at a

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

discount of a mortgage obligation in March 1993 and from Partnership properties sold or lost to foreclosure in 1992. See NOTE 8. "ACCRUING MORTGAGE."

Depreciation and amortization in 1993 approximated that in 1992 after reduction of $275,000 related to four Partnership properties which were either lost to foreclosure or sold during 1992.

General and administrative expenses increased by $221,000 in 1993 as compared to 1992. Legal expenses decreased $144,000 for the year due primarily to 1992 litigation expenses related to the Moorman Settlement which were not incurred in 1993. See NOTE 14. "COMMITMENTS AND CONTINGENCIES." Also, the Partnership's overhead reimbursements to BCM decreased by $259,000 in 1993. Offsetting these decreases were increased overhead costs associated with GCLP totaling $729,000 in 1993, GCLP's first full year of operation. Overhead costs associated with GCLP in 1992 totaled $108,000.

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

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, the Partnership, may be potentially liable for removal or remediation costs, as well as certain other potential costs relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery from the Partnership for personal injury associated with such materials.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Environmental Matters (Continued)

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

In conjunction with the exchange transaction, by which the Partnership was formed, the Partnership retained independent appraisers to estimate the Current Appraised Value of the Partnership's properties as of March 31, 1987, based in part upon certain financial, lease and other information provided by the general partners of the exchange transaction partnerships. The Current Appraised Value of the Partnership's properties at March 31, 1987 was $758.0 million, and Revaluation Equity was $410.0 million at such date. Revaluation Equity is defined as the difference between the appraised value of the Partnership's real estate, adjusted to reflect the Partnership's estimate of disposition costs, and the face amount of the mortgage notes payable and accrued interest, if any, encumbering such real estate. The Current Appraised Value of the Partnership's properties at December 31, 1993, was $607.7 million, and Revaluation Equity was $258.4 million at such date.

In 1994, the Partnership retained an independent appraiser to determine the Current Appraised Value of the Partnership's properties as of December 31, 1994, in a manner consistent with the methodology used to determine Current Appraised Value as of December 31, 1993 and March 31, 1987. The Current Appraised Value of the Partnership's properties at December 31, 1994 was $644.3 million and Revaluation Equity was $301.3 million at such date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Taxes

National Realty is a publicly traded limited partnership and, for federal income tax purposes, all income or loss generated by the Partnership is included in the income tax returns of the individual partners. In December 1987, Congress passed legislation requiring certain publicly traded partnerships to be taxed as corporations. National Realty qualifies for "grandfather" treatment and will be treated as a partnership until at least 1997, unless the Partnership adds a substantial new line of business, which would require approval of the Oversight Committee, and will continue to be so treated thereafter if 90% or more of its gross income consists of qualifying income from real estate activities. As presently operated, the Partnership meets these requirements. Under Internal Revenue Service guidelines generally applicable to publicly traded partnerships and thus to the Partnership, a limited partner's use of his or her share of partnership losses is subject to special limitations.

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has recently issued Statement of Financial Accounting Standards ("SFAS") No. 114 - "Accounting by Creditors for Impairment of a Loan" which amends SFAS No. 5 - "Accounting for Contingencies" and SFAS No. 15 - "Accounting by Debtors and Creditors for Troubled Debt Restructurings." The statement requires that notes receivable be considered impaired when "based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement". Impairment is to be measured either on the present value of expected future cash flows discounted at the note's effective interest rate or if the note is collateral dependent, on the fair value of the collateral. In October 1994, the FASB issued SFAS No. 118 - "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" which amends SFAS No.
114. SFAS No. 118 eliminated the income recognition provisions of SFAS No. 114, substituting disclosure of the creditor's policy of income recognition on impaired notes. SFAS No. 114 and SFAS No. 118 are both effective for fiscal years beginning after December 15, 1994. The General Partner has not fully evaluated the effects of implementing these statements, but expects that they will not affect the Partnership's interest income recognition policy but may require the classification of otherwise performing loans as impaired.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                               Page
                                                                                                               ----
Report of Independent Certified Public Accountants..........................................................    38

Consolidated Balance Sheets - December 31, 1994 and 1993....................................................    40

Consolidated Statements of Operations - Years Ended December  31, 1994, 1993 and 1992.......................    42

Consolidated Statements of in Partners' Equity (Deficit) - Years Ended December  31, 1994, 1993 and 1992....    43

Consolidated Statements of Cash Flows - Years Ended December  31, 1994, 1993 and 1992.......................    44

Notes to Consolidated Financial Statements..................................................................    46

Schedule III - Real Estate and Accumulated Depreciation.....................................................    68

Schedule IV  - Mortgage Loans on Real Estate................................................................    73





All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





The Partners
National Realty, L.P.



We have audited the accompanying consolidated balance sheets of National Realty, L.P., a limited partnership, as of December 31, 1994 and 1993, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1994. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Partnership's Managing General Partner. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Realty, L.P. at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

As described in Note 14, "COMMITMENTS AND CONTINGENCIES - Moorman Settlement," the Oversight Committee, formed to oversee the implementation of the Moorman Settlement, previously has informed the Partnership that it calculates the amount of the Redeemable General Partner Interest to be less than what the Managing General Partner calculates. The outcome of this matter cannot presently be determined and the consolidated financial statements do not include any adjustments that might result from the outcome of this matter.

The accompanying consolidated financial statements have been prepared assuming that National Realty, L.P. will continue as a going concern. As described in
Note 14, the Moorman Settlement Agreement provides that the Oversight Committee can require the Partnership to repurchase the General Partner's interest for either cash or the issuance of a secured note, payable over three years.

The Partnership's liquidity and operating cash flow is not sufficient to repurchase the General Partner's interest without asset sales and further refinancings. These circumstances raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to this matter are described in Notes 14 and 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                   BDO Seidman





Dallas, Texas
March 23, 1995

                             NATIONAL REALTY, L.P.
                          CONSOLIDATED BALANCE SHEETS





                                                                   December 31,
                                                     ---------------------------------------
                                                          1994                    1993
                                                     ---------------         ---------------
                                                             (dollars in thousands)
                        Assets
                        ------

Real estate held for investment
 Land........................................        $        46,842         $        47,985
 Buildings and improvements..................                352,219                 362,116
                                                     ---------------         ---------------

                                                             399,061                 410,101
 Less - Accumulated depreciation.............               (186,161)               (186,059)
                                                     ---------------         ---------------

                                                             212,900                 224,042


Real estate held for sale....................                 52,511                  47,553
 Less - Accumulated depreciation.............                (23,876)                (20,061)
                                                     ---------------         ---------------

                                                              28,635                  27,492

Notes and interest receivable, net of
 deferred gains ($16,198 in 1994 and
 1993).......................................                 13,442                  13,379
 Less - allowance for estimated losses.......                 (1,910)                 (1,910)
                                                     ---------------         ---------------

                                                              11,532                  11,469


Cash and cash equivalents....................                  3,748                   4,038
Accounts receivable..........................                  1,975                   2,005
Prepaid expenses.............................                    695                   1,066
Escrow deposits and other assets.............                 11,500                   7,815
Marketable equity securities of affiliate
 (at market).................................                    636                     593
Deferred financing costs.....................                 15,321                  17,525
Amounts due from affiliates..................                  3,198                     -
                                                     ---------------         ---------------

                                                     $       290,140         $       296,045
                                                     ===============         ===============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                    CONSOLIDATED BALANCE SHEETS (Continued)




                                                                  December 31,
                                                    ---------------------------------------
                                                         1994                    1993
                                                    ---------------         ---------------
                                                             (dollars in thousands)
Liabilities and Partners' Equity (Deficit)
------------------------------------------

Liabilities
 Notes and interest payable..................       $       326,775         $       335,200
 Pension notes and related interest
  payable, net...............................                10,769                   9,618
 Accrued property taxes......................                 6,967                   7,138
 Accounts payable and other liabilities......                 5,901                   5,128
 Tenant security deposits....................                 2,751                   2,813
 Amounts due to affiliates...................                   -                     1,450
                                                    ---------------         ---------------

                                                            353,163                 361,347

Commitments and contingencies

Redeemable General Partner Interest..........                28,800                  21,600

Partners' equity (deficit)
 General Partner.............................                 2,580                   2,480
 Limited Partners (2,139,418 units in
  1994 and 2,139,607 units in 1993)..........               (61,795)                (63,931)
 Unrealized gain on marketable equity
  securities.................................                   367                     324
                                                    ---------------         ---------------

                                                            (58,848)                (61,127)


Redeemable General Partner Interest..........               (32,975)                (25,775)
                                                    ---------------         ---------------

                                                            (91,823)                (86,902)
                                                    ---------------         ---------------

                                                    $       290,140         $       296,045
                                                    ===============         ===============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                  For the Years Ended December 31,
                                                     -----------------------------------------------------------
                                                          1994                   1993                  1992
                                                     ---------------       ---------------        --------------
                                                               (dollars in thousands, except per unit)
Income
 Rentals.......................................      $       105,014       $        99,292        $       97,849
 Interest (including $112 in 1993 and
    $129 in 1992 from affiliates)..............                2,430                 3,064                 3,921
 Other.........................................                  102                   688                   300
                                                     ---------------       ---------------        --------------
                                                             107,546               103,044               102,070
Expenses
 Interest (including $3,339 in 1992
    to affiliates).............................               34,145                34,699                35,982
 Depreciation & amortization...................               10,034                10,168                10,503
 Property taxes & insurance....................               11,976                12,991                11,213
 Utilities.....................................               11,750                11,073                10,925
 Repairs and maintenance.......................               21,896                21,467                21,293
 Property-level payroll costs..................                6,252                 6,059                 6,166
 Other property operation expenses.............                4,401                 4,517                 4,817
 Provision for losses..........................                  -                     -                   1,972
 Property management fees (including
    $619 in 1994, $527 in 1993 and
    $956 in 1992 to affiliates)................                4,518                 4,267                 4,779
 General and administrative (including
    $3,596 in 1994, $3,376 in 1993 and
    $2,906 in 1992 to affiliates)..............                5,809                 5,598                 5,377
                                                     ---------------       ---------------        --------------

                                                             110,781               110,839               113,027
                                                     ---------------       ---------------        --------------

(Loss) from operations.........................               (3,235)               (7,795)              (10,957)
Gain on sale of real estate....................                8,252                   -                     375
Litigation settlement..........................                  -                     -                   1,030
                                                     ---------------       ---------------        --------------
Income (loss) before extraordinary gain                        5,017                (7,795)               (9,552)
Extraordinary gain.............................                  -                   9,046                 6,385
                                                     ---------------       ---------------        --------------
Net income (loss)..............................      $         5,017       $         1,251        $       (3,167)
                                                     ===============       ===============        ==============

Earnings per unit
Income (loss) before extraordinary gain              $          2.30       $         (3.40)       $        (3.98)
Extraordinary gain.............................                  -                    3.94                  2.66
                                                     ---------------       ---------------        --------------
Net income (loss)..............................      $          2.30       $           .54        $        (1.32)
                                                     ===============       ===============        ==============

Weighted average units of limited
 partner interest used in computing
 earnings per unit.............................            2,139,524             2,249,330             2,348,478
                                                     ===============       ===============        ==============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)


                                                                        Unrealized
                                                                         Gain on        Redeemable
                                                                        Marketable        General        Partners'
                                            General        Limited       Equity          Partner         Equity
                                            Partner        Partners     Securities       Interest        (Deficit)
                                           --------       ---------     ----------     ------------     -----------
                                                                    (dollars in thousands)
Balance at January 1, 1992.........        $   2,518      $ (61,441)     $     -        $   (19,175)    $   (78,098)

Adjustment to Redeemable
 General Partner Interest..........              -              -              -                300             300
Repurchase of units of limited
 partner interest..................              -             (160)           -                -              (160)
Other..............................              -              (25)           -                -               (25)
Net (loss).........................             (63)         (3,104)           -                -            (3,167)
                                           --------       ---------      ---------      -----------     -----------

Balance at December 31, 1992.......           2,455         (64,730)           -            (18,875)        (81,150)

Adjustment to Redeemable
 General Partner Interest..........              -              -              -             (6,900)         (6,900)
Repurchase of units of limited
 partner interest..................              -              (39)           -                -               (39)
Unrealized gain on marketable
 equity securities of
 affiliate.........................              -              -              324              -               324
Distributions ($.20 per unit)......              -             (388)           -                -              (388)
Net income.........................               25          1,226            -                -             1,251
                                           ---------      ---------      ---------      -----------     -----------

Balance at December 31, 1993.......            2,480        (63,931)           324          (25,775)        (86,902)

Adjustment to Redeemable
 General Partner Interest..........              -              -              -             (7,200)         (7,200)
Unrealized gain on marketable
 equity securities of
 affiliate.........................              -              -               43              -                43
Distributions ($1.30 per unit)                   -           (2,781)           -                -            (2,781)
Net income.........................              100          4,917            -                -             5,017
                                           ---------      ---------      ---------      -----------     -----------

Balance at December 31, 1994.......        $   2,580      $ (61,795)     $     367      $   (32,975)    $   (91,823)
                                           =========      =========      =========      ===========     ===========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          For the Years Ended December 31,
                                                               --------------------------------------------------
                                                                   1994                1993             1992
                                                               ------------        ------------      ------------
                                                                              (dollars in thousands)
Cash Flows From Operating Activities
 Rentals collected................................             $    105,415        $     99,022      $     97,963
 Interest collected...............................                    2,354               2,268             3,003
 Interest paid (including $4,987 in
    1992 to affiliates)...........................                  (30,673)            (30,786)          (33,694)
 Payments for property operations
    (including $619 in 1994, $527 in
    1993 and $956 in 1992 to affiliates)..........                  (63,407)            (58,235)          (63,328)
 General and administrative expenses
    paid (including $3,596 in 1994,
    $3,376 in 1993 and $2,557 in 1992
    to affiliates)................................                   (5,894)             (5,707)           (2,960)
 Litigation settlement............................                      -                   -               1,030
 Deferred financing costs (including
    $2,230 in 1992 to affiliate)..................                     (727)             (1,123)          (16,710)
 Other............................................                       14                (450)           (1,150)
                                                               ------------        ------------      ------------
    Net cash provided by (used in)
     operating activities.........................                    7,082               4,989           (15,846)

Cash Flows From Investing Activities
 Sales of real estate.............................                    4,544                 199               477
 Real estate improvements.........................                   (5,411)             (2,836)           (1,706)
 Collections on notes receivable..................                      639                 646               647
                                                               ------------        ------------      ------------
    Net cash (used in) investing
     activities...................................                     (228)             (1,991)             (582)

Cash Flows From Financing Activities
 Borrowings from financial institutions...........                    9,986               3,000           228,715
 (Payments to) affiliates, net....................                   (4,648)                -             (19,489)
 Payments of mortgage notes payable...............                   (9,701)             (5,928)         (191,048)
 Refinancing proceeds released
    from escrow...................................                      -                 1,000               -
 Repurchase of units of limited
    partner interest..............................                      -                   (39)             (160)
 Borrowings (payments) on margin
    account.......................................                      -                     8              (109)
 Distributions to unitholders.....................                   (2,781)               (388)              -
                                                               ------------        ------------      ------------
    Net cash provided by (used in)
     financing activities.........................                   (7,144)             (2,347)           17,909
                                                               ------------        ------------      ------------

Net increase (decrease) in cash and cash
 equivalents......................................                     (290)                651             1,481
Cash and cash equivalents at beginning of
 year.............................................                    4,038               3,387             1,906
                                                               ------------        ------------      ------------

Cash and cash equivalents at end of year..........             $      3,748        $      4,038      $      3,387
                                                               ============        ============      ============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)




                                                                         For the Years Ended December 31,
                                                               ---------------------------------------------------
                                                                   1994                1993              1992
                                                               ------------        ------------      -------------
                                                                              (dollars in thousands)
Reconciliation of net income (loss) to net
 cash provided by (used in) operating
 activities
 Net income (loss).................................            $      5,017        $      1,251      $     (3,167)
 Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities
       Depreciation and amortization...............                   9,972              10,168            10,503
       Provision for losses........................                     -                   -               1,972
       Gain on sale of real estate.................                  (8,252)                -                (375)
       Deferred financing costs, net...............                   1,588               1,374           (15,449)
       Extraordinary gain..........................                     -                (9,046)           (6,385)
       Increase in interest payable................                   1,146               1,135             1,078
       Increase (decrease) in other
          liabilities..............................                     749                 565            (1,035)
       (Increase) decrease in other assets.........                  (3,124)                 84            (2,649)
       (Increase) in interest receivable...........                     (14)               (542)             (339)
                                                               ------------        ------------      -------------
          Net cash provided by (used in)
            operating activities...................            $      7,082        $      4,989      $    (15,846)
                                                               ============        ============      ============

Schedule of noncash investing activities
 Carrying value of real estate acquired
    through foreclosure............................            $        -          $      1,736      $        -
 Real estate returned to lender through
    foreclosure or deed in lieu of foreclosure.....                     -                   -               9,348
 Notes payable assumed by buyer upon
    sale of properties.............................                     -                   -               2,439
 Forgiveness of notes payable through
    foreclosure or deed in lieu of
    foreclosure....................................                     -                   -              15,563
 Settlement of Accruing Mortgage of $9,946
    in exchange for note payable...................                     -                   900               -
 Carrying value of real estate recorded upon
    purchase of the general partner interest                            -                 6,241               -
 Assumption of mortgage note payable
    recorded upon purchase of the general
       partner interest............................                     -                 6,115               -
 Unrealized gain on marketable equity
    securities of affiliate........................                      43                 324               -
 Notes payable reductions from use of
    achievement escrows............................                     -                 1,771               -

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

Certain balances for 1993 and 1992 have been reclassified to conform to the 1994 presentation.

NOTE 1.   ORGANIZATION

General. National Realty, L.P. ("National Realty") is a Delaware limited partnership which commenced operations on September 18, 1987 when it acquired through National Operating, L.P. (the "Operating Partnership" or "NOLP") all of the assets, and assumed all of the liabilities, of 35 public and private limited partnerships.

National Realty is the sole limited partner of the Operating Partnership and owns 99% of the beneficial interest in the Operating Partnership. The general partner of, and owner of 1% of the beneficial interest in each of, National Realty and the Operating Partnership is Syntek Asset Management, L.P. (the "General Partner" or "SAMLP"). Gene E. Phillips is a general partner of SAMLP with a .95% general partner interest. Syntek Asset Management, Inc. ("SAMI") is the managing general partner of SAMLP, with a .10% general partner interest in SAMLP. SAMI, of which Mr. Phillips serves as a director, Chairman of the Board and Chief Executive Officer, is a company owned by Basic Capital Management, Inc. ("BCM"). American Realty Trust, Inc. ("ART"), a real estate investment company of which Mr. Phillips served as Chairman of the Board and director until November 16, 1992, owns a 76.8% limited partner interest in SAMLP. Southmark Corporation ("Southmark") owns a 19.2% limited partner interest in SAMLP. Mr. Phillips and William S. Friedman own the remaining 2.95% limited partner interest in SAMLP. Mr. Friedman was a general partner of SAMLP until March 4, 1994. See NOTE 14. "COMMITMENTS AND CONTINGENCIES -Southmark Litigation."

SAMI, as Managing General Partner of SAMLP, manages the affairs of the Partnership. In addition, SAMI's corporate parent, BCM, performs certain administrative functions such as accounting services, mortgage servicing and portfolio review and analysis for the Partnership on a cost reimbursement basis. Oscar W. Cashwell, the President and a director of SAMI, also serves as President of BCM and as a director of ART. BCM is a company owned by a trust for the benefit of the children of Mr. Phillips. Messrs. Phillips and Friedman served as directors of BCM until December 22, 1989 and as officers of BCM until September 1, 1992 and May 1, 1993, respectively. Since February 1, 1990 BCM or

                             NATIONAL REALTY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1.   ORGANIZATION (Continued)

affiliates of BCM have provided property management services for the Partnership. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM, performs such property management services for the Partnership. See NOTE 11. "GENERAL PARTNER FEES AND COMPENSATION."

In November 1992, the Partnership refinanced 52 of its apartment complexes and a wraparound note receivable with a financial institution. To facilitate the refinancing, the Operating Partnership transferred those assets to Garden Capital, L.P. ("GCLP"), a Delaware limited partnership. The Operating Partnership is the sole limited partner with a 99.3% limited partnership interest in GCLP. The Operating Partnership received its limited partnership interest in exchange for the transfer of the net assets of the 52 apartment complexes and the wraparound note receivable to GCLP. Garden Capital Management Incorporated ("GCMI"), a Nevada corporation, is the .7% managing general partner of GCLP. See NOTE 8. "ACCRUING MORTGAGE."

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

General Partner's capital contribution. In return for its 1% interest in National Realty, the General Partner was required to make aggregate capital contributions to the Partnership in an amount equal to 1.01% of the total initial capital contributions to the Partnership. The General Partner contributed $500,000 in cash with the remaining contribution evidenced by a promissory note bearing interest at the rate of 10% per annum compounded semi-annually payable on the earlier of September 18, 2007, liquidation of the Partnership or termination of the General Partner's interest in the Partnership. The principal balance of such promissory note was $4.2 million at December 31, 1994 and 1993.

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

GCMI contributed 100% of its economic interest in an apartment complex in Flagstaff, Arizona, to GCLP as its initial general partner capital contribution. In March 1993, GCMI contributed the Accruing Mortgage (as defined in NOTE 8. "ACCRUING MORTGAGE") as a substitute capital contri-

                             NATIONAL REALTY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1.   ORGANIZATION (Continued)

bution for its .7% general partner interest in GCLP. National Realty subsequently purchased the Accruing Mortgage for a $900,000 note payable. GCI received its 1% general partner interest in the single asset partnerships in exchange for agreeing to manage the property owned by each such partnership.

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

Real estate and depreciation. Land, buildings and improvements are stated at the lower of cost or estimated net realizable value, except for foreclosed properties which are initially recorded at new cost as defined in "Foreclosed real estate held for sale," below. Properties held for sale are depreciated in accordance with the Partnership's established depreciation policies. The subsequent classification of property previously held for sale to held for investment does not result in a restatement of previously reported revenues, expenses or net income (loss).

Depreciation is provided on buildings and improvements using the straight-line method over estimated useful lives of 40 years for buildings and 7 to 25 years for improvements. Expenditures for renewals and betterments are capitalized and repairs and maintenance are charged against operations as incurred.

Allowance for estimated losses. A valuation allowance is provided for estimated losses on notes receivable to the extent that the Partnership's investment in the notes exceeds the Partnership's estimate of net realizable value of the collateral securing each such note, or fair value of the collateral if foreclosure is probable. In estimating net realizable value, consideration is given to the current estimated collateral value adjusted for costs to complete or improve, hold and dispose. The provision for losses on notes receivable is based on estimates, and actual losses may vary from current estimates. Such estimates are reviewed periodically and any additional provision determined to be necessary is charged against earnings in the period in which it becomes reasonably estimable.

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

Marketable equity securities of affiliate. Marketable equity securities are considered to be available-for-sale and are carried at fair value, defined as period end closing market value. Net unrealized holding gains are reported as a separate component of partners' equity until realized.

Fair value of financial instruments. The Partnership used the following assumptions in estimating the fair value of its notes receivable, marketable equity securities and notes payable. For performing notes receivable, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For nonperforming notes receivable, the estimated fair value of the Partnership's interest in the collateral property was used. For marketable equity securities, fair value was the year end closing market price of each security. The estimated fair values presented do not purport to represent amounts to be ultimately realized by the Partnership. The amounts ultimately realized may vary significantly from the estimated fair values presented. For notes payable, the fair value was estimated using current rates for mortgages with similar terms and maturities, which, at December 31, 1993 and 1994, approximated carrying value.

Cash equivalents. For purposes of the Consolidated Statements of Cash Flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                             NATIONAL REALTY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per unit. Income (loss) per unit of limited partner interest is computed based upon the weighted average number of units outstanding during each year. Accordingly, net income (loss) per unit is derived by dividing 98.01% of the Partnership's net income (loss) by 2,139,524, 2,249,330 and 2,348,478 units for 1994, 1993 and 1992, respectively.

NOTE 3.   REAL ESTATE AND DEPRECIATION

In October 1994, the Partnership sold the Brandywine and Raintree Apartments, both located in Meridian Township, Michigan, to a single buyer for a total of $14.8 million. The Partnership received net cash of $4.5 million after the payoff of $9.4 million in existing mortgage debt, the payment of $82,000 in prepayment penalties and various other closing costs associated with the sales. The Partnership recognized gains totaling $8.3 million on the sales.

In June 1993, a wholly-owned subsidiary of the Partnership acquired the 2.5% general partner interest in Club Mar Realty Group, Ltd. for $17,500. The Partnership also holds a senior preferred limited partner interest and receives 100% of the property's cash flow after debt service and is responsible for funding cash flow deficiencies. Club Mar Realty Group, Ltd. is a Florida limited partnership which owns the Club Mar Apartments in Sarasota, Florida. The Partnership recorded the purchase of the general partner interest and the acquisition of the apartments at their fair market value of $6.2 million and the assumption of $6.1 million in first mortgage debt.

Also in June 1993, a wraparound mortgage note receivable with an original principal balance of $5.8 million secured by the Whispering Pines Apartments in Canoga Park, California, became nonperforming. On February 4, 1994, the Partnership obtained, through foreclosure proceedings, title to the collateral property. The Partnership recorded an insubstance foreclosure of the collateral property as of December 31, 1993. No loss resulted from the foreclosure as the fair market value of the collateral property (minus estimated costs of sale) exceeded the carrying value, net of deferred gains, of the mortgage note receivable.

In March 1995, the Partnership purchased the Chalet II Apartments, a 72 unit apartment complex in Topeka, Kansas, for $1.6 million. The Partnership paid $439,000 in cash and obtained new mortgage financing of $1.2 million. The mortgage bears interest at a rate of prime plus 1% per annum, requires monthly payments of principal and interest, currently $12,000, and matures in March 2002.

As of March 17, 1995, the Harbour Point Apartments, a 182 unit apartment complex in Miami, Florida were under contract for sale. The Oversight Committee has approved the terms of the pending sale and the Partnership anticipates finalizing such sale during the second quarter of 1995. The apartment complex has been reclassified to real estate held for sale in the accompanying December 31, 1994, Consolidated Balance Sheet.

                             NATIONAL REALTY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.   NOTES RECEIVABLE

Notes and interest receivable consisted of the following:

                                                         1994                                 1993
                                           ---------------------------------      -------------------------------
                                              Estimated                             Estimated
                                                Fair                Book               Fair              Book
                                               Value               Value              Value             Value
                                           --------------       ------------      ------------       ------------
 Notes receivable
    Performing.....................        $       25,689       $     25,926      $     31,864       $     26,122
    Nonperforming..................                 2,528              3,447             1,891              3,447
                                           --------------       ------------      ------------       ------------
                                           $       28,217             29,373      $     33,755             29,569
                                           ==============                         ============
 Interest receivable...............                                      115                                  101
 Unamortized (discounts)/
    premiums.......................                                      152                                  (93)
 Deferred gains....................                                  (16,198)                             (16,198)
                                                                ------------                         ------------
                                                                $     13,442                         $     13,379
                                                                ============                         ============

The Partnership does not recognize interest income on nonperforming notes receivable. Notes receivable are considered to be nonperforming when they become 60 days or more delinquent. For 1994, 1993 and 1992, unrecognized interest income on nonperforming notes totaled $372,000, $924,000 and $325,000, respectively.

The notes receivable mature from 1995 through 2000 with interest rates ranging from 8.0% to 11.5% with a weighted average interest rate of 10.2%. Discounts/premiums were based on interest rates at the time of origination. Notes receivable are nonrecourse and are generally collateralized by real estate. The majority of the notes receivable require monthly payments of interest only with "balloon" principal payments at the end of their respective terms.

Deferred gains result from property sales where the buyer has either made an inadequate down payment or has not met the continuing investment test of SFAS No. 66.

As discussed in NOTE 3. "REAL ESTATE AND DEPRECIATION," as of December 31, 1993, the Partnership recorded the insubstance foreclosure of Whispering Pines Apartments in Canoga, Park, California, the collateral property securing a wraparound mortgage note receivable.

In 1991, the Partnership and an insurance company entered into an Asset Sales Agreement to sell participations in certain of the Partnership's mortgage notes receivable in exchange for participations in other mortgage notes or assets and cash. The Partnership entered into the Asset Sales Agreement in an effort to develop a potential source for future financing and to generate cash from otherwise illiquid assets. The assets transferred by the Partnership pursuant to the Asset Sales Agreement included a $2.5 million senior participation in a wraparound mortgage note receivable secured by a shopping center in Las Vegas, Nevada, a $1.0 million senior participation in a wraparound mortgage note receivable secured by a shopping center in La Crosse, Wisconsin,

                             NATIONAL REALTY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 4.   NOTES RECEIVABLE (Continued)

and a first lien mortgage note with a carrying value of $1.2 million prior to transfer. In return, the Partnership received a $447,000 senior participation in a note secured by land in Granby, Colorado, a $1.5 million participation in a note secured by a country club in the Ka'u District of Hawaii, a 10% limited partner interest in the partnership owning the country club, valued at $1.5 million, a $213,000 first lien mortgage note secured by land in Denver, Colorado and $1.0 million in cash. The Asset Sales Agreement included put and guaranty provisions.

In March 1992, the insurance company was placed in receivership. In June 1992, the Partnership provided notice to the insurance company, under the terms of the put and guaranty provisions, of its desire to divest itself of all the assets received. The Receiver refused to allow the enforcement of the terms of the Asset Sales Agreement. In September 1992, the Court approved the Receivers' Petition for an Order of Liquidation for the insurance company. The Partnership has reached a settlement with the Receiver, which was approved by the court on February 15, 1995. Under the terms of the settlement, the insurance company will return to the Partnership the senior participations in the wraparound mortgage notes secured by the shopping centers in Las Vegas, Nevada and La Crosse, Wisconsin. In exchange, the Partnership will return all of the assets that it received from the insurance company other than the first lien mortgage note secured by the land in Denver, Colorado, which had been foreclosed and sold by the Partnership, and $657,000 in cash. The Partnership has further agreed to purchase from the insurance company the first lien note secured by the land in Granby, Colorado and a second lien note secured by commercial condominiums also in Granby, Colorado for $550,000. The asset transfers and purchase are anticipated to occur in the second quarter of 1995. The settlement requires the Partnership to pay interest on the cash portion of the settlement from March 17, 1995 until the asset transfers and purchase are completed. Interest is payable monthly.

In 1992, the Partnership determined that the fair value of the underlying collateral securing one of the participations and a note receivable received was not sufficient to satisfy the Partnership's participation interests and accordingly, the Partnership recorded a $1.6 million provision for loss to provide for such deficiency.

In May 1993, the Partnership foreclosed on an assigned first lien secured by land in Denver, Colorado. The Partnership incurred no loss as a result of the foreclosure. In October 1993, this land was sold for its carrying value. The Partnership will incur no loss on the settlement beyond amounts previously provided.

                             NATIONAL REALTY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 5.   ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:

                                                                 1994               1993               1992
                                                            -------------       ------------       ------------
    Balance January 1,.......................               $       1,910       $      1,989       $        433
    Provision for losses.....................                         -                  -                1,556
    Amounts charged off......................                         -                  (79)               -
                                                            -------------       ------------       ------------
    Balance December 31,.....................               $       1,910       $      1,910       $      1,989
                                                            =============       ============       ============

In addition to the provision for losses in 1992, $416,000 was charged against earnings to write-down one of the Partnership's office buildings to the balance of the related nonrecourse mortgage debt. The property was subsequently foreclosed.

NOTE 6.   INVESTMENTS IN MARKETABLE EQUITY SECURITIES OF AFFILIATE

The Partnership owns 48,933 shares of the common stock of ART, a real estate investment company, which the Partnership acquired in open market purchases in 1990. The Partnership considers the ART common shares as available-for-sale and they are therefore carried at fair value (period end market value). The market value of the ART common stock was $636,000 at December 31, 1994 and $593,000 at December 31, 1993.

NOTE 7.  NOTES PAYABLE

Notes payable at December 31, 1994 and 1993 are collateralized by land, buildings and improvements and are generally nonrecourse to the partnership. The GCLP mortgage debt, as discussed below, is cross-collateralized and cross-defaulted among the apartment complexes and wraparound note receivable that serve as collateral for such debt. The notes payable outstanding at December 31, 1994 bear interest at stated rates ranging from 5.0% to 15.0% with a weighted average rate of 9.1% and such notes have maturities or call dates ranging from one to 29 years.

In March 1994, the Partnership obtained new first mortgage financing secured by the Cross County Mall, a shopping center in Mattoon, Illinois. The Partnership can borrow up to $7.5 million under the loan, to repay the then existing mortgage debt and for the renovation of the shopping center as well as tenant improvements. At closing of the new loan, $4.7 million was advanced, of which $4.3 million was used to payoff the existing mortgage, including a $104,000 prepayment penalty. The remainder of the initial advance was used to pay various closing costs associated with the financing. The new first mortgage bears interest at 1.5% above the prime rate, currently 10.3% per annum, requires monthly payments of principal and interest based upon the outstanding balance of the loan and matures in March 1997 with an option to extend the maturity date to March 2002. As of December 31, 1994, $2.7 million of additional advances under the loan had been made. The additional advances were used for tenant improvements related to the expansion by a major tenant of the shopping center.

                             NATIONAL REALTY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7.  NOTES PAYABLE (Continued)

In July 1994, the Partnership completed the extension of the $2.3 million second lien mortgage secured by the Marina Playa Office Building in Santa Clara, California. The loan's maturity date was extended from July 1994 to January 1996, with all other terms of the loan remaining unchanged.

In September 1994, the Partnership sold the Creekwood Apartments in College Park, Georgia for $6.0 million. The Partnership has accounted for the sale as a financing transaction, due to the Partnership having provided financing of the purchaser's down payment. On the date of sale, the purchaser obtained new first mortgage financing from an independent lending institution in the amount of $3.0 million. The Partnership received $1.3 million in excess proceeds from the new financing, after the payoff of the existing mortgage in the amount of $1.1 million and the funding of required repair escrows and closing costs associated with the financing. The Partnership has recorded the extinguishment of the then existing mortgage as well as the new first mortgage. The new first mortgage bears interest at a variable rate, currently 7.8% per annum, requires monthly payments of principal and interest, currently $24,000 and matures in September 1997.

In August 1993, the Partnership refinanced the Regency Pointe Shopping Center in Jacksonville, Florida receiving net cash of $788,000 after the payment of the then existing mortgage debt of $1.6 million, associated closing costs and funding of required repair and maintenance escrows. The Partnership has guaranteed 50% of the $3.0 million mortgage debt.

The Partnership has a 75% general partner interest in Southern Palms Associates, which owns Southern Palms Shopping Center. In August 1992, Southern Palms Associates filed a voluntary petition in bankruptcy, seeking, among other things, to restructure the $9.3 million nonrecourse mortgage secured by the shopping center. In connection with the bankruptcy, an agreement was reached with the lender to modify the $9.3 million first mortgage. The modification, which was effective as of December 31, 1993, reduced the mortgage's interest rate from 11.7% per annum to a variable rate, currently 8.9% per annum, and extended the maturity date of the mortgage to March 1998.

During 1993, achievement escrows totaling $1.8 million were applied against principal balances on three mortgage loans, $524,000 was applied to reduce the mortgage debt secured by the Granada Apartments in Bellevue, Nebraska, net of $66,000 of prepayment penalties, $924,000 was applied against the mortgage debt secured by the Vineyards Apartments in Broadview Heights, Ohio, net of $117,000 of prepayment penalties and $323,000 was applied against the mortgage debt secured by the Brookview Apartments in Smyrna, Georgia, net of $45,000 prepayment penalties. All prepayment penalties are included in interest expense in the accompanying Consolidated Statements of Operations.

                             NATIONAL REALTY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7.  NOTES PAYABLE (Continued)

In November 1992, the Partnership transferred the net assets of 52 apartment complexes and a wraparound note receivable to GCLP, which then refinanced such assets with a financial institution through the issuance of a $223 million blanket mortgage. GCLP used the refinancing proceeds to pay off the mortgage debt of the 52 properties and the wraparound note receivable of $175.1 million, after prepayment penalties and discounts, a line of credit of $21.9 million, including accrued but unpaid interest, and make a $8.5 million principal paydown on the Accruing Mortgage. (See NOTE 8. "ACCRUING MORTGAGE.") Refinancing proceeds of $3.8 million were deposited in four escrow accounts, as discussed below. After fees and other closing costs of $12.0 million were paid, net refinancing proceeds of $1.7 million remained. In 1992, the Partnership recorded an extraordinary loss of $614,000 as a result of prepayment penalties and deferred borrowing costs.

In conjunction with the refinancing, four escrow accounts were established and GCLP made an initial deposit totaling $3.8 million from the refinancing proceeds. The recurring replacement escrow requires monthly deposits of $232,000 and such funds will be used for capital repairs, replacements and improvements. The capital replacement escrow required monthly deposits which totaled $1.7 million in 1994 and $800,000 in 1993. These funds will also be used for capital replacement, repair work and environmental compliance as specified in the loan agreement. No capital replacement escrow deposits are required in 1995. The credit enhancement escrow requires monthly deposits totaling $3.3 million in 1995 ($3.0 million in each of 1993 and 1994), $3.5 million in 1996 and $2.0 million for each of 1997, 1998 and 1999 up to an aggregate maximum amount of $18.5 million. These funds will be used to fund any operating shortfalls. A tax and insurance escrow was also established which requires monthly payments based on projections of real estate taxes and insurance.

Also in conjunction with the GCLP refinancing, a letter of credit was provided by a financial institution for a term of not less than five years and in the amount of $12.5 million. The letter of credit may be drawn upon by GCLP to pay any operating shortfalls, provided such funds are not on deposit in the credit enhancement escrow, described above, which is to be used, first, to fund operating shortfalls. The letter of credit will be reduced by the amount of
(i) each draw on the letter of credit, (ii) each credit enhancement escrow deposit and (iii) any additional deposits made to the credit enhancement escrow account in excess of the requirement. No amounts have been drawn under the letter of credit.




                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                             NATIONAL REALTY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7.  NOTES PAYABLE (Continued)

Scheduled notes payable principal payments (including pension notes) are due as follows:


      1995.................................... $  7,427
      1996....................................   24,309
      1997....................................   26,746
      1998....................................   14,376
      1999....................................   44,018
      Thereafter..............................  218,975
                                               --------
                                               $335,851
                                               ========

NOTE 8.  ACCRUING MORTGAGE

In connection with its formation in January 1987, the Partnership restructured $12.7 million of obligations (including certain mortgages, payables and accrued interest) due to Southmark or its affiliates into an "Accruing Mortgage". The Accruing Mortgage had a maturity date of September 18, 1994 and was secured by Partnership properties. In November 1992, an affiliate of GCMI, the managing general partner of GCLP, a 99.3% owned limited partnership, acquired the Accruing Mortgage. In connection with the GCLP refinancing $8.5 million was paid against the principal balance and one of the Partnership's collateral apartment complexes was released and the recourse provisions of the Accruing Mortgage were canceled. In March 1993, the holder of the Accruing Mortgage merged into GCMI and GCMI contributed such mortgage at an agreed value of $900,000 as a substitute capital contribution for its .7% general partner interest in GCLP. In March 1993, the Partnership acquired the Accruing Mortgage from GCLP in exchange for a $900,000 noninterest bearing unsecured demand note in full satisfaction of principal and accrued but unpaid interest. As stated above, the Partnership owns a 99.3% limited partner interest in GCLP. In 1993, the Partnership recognized an extraordinary gain of $9.0 million from the discounted acquisition of the Accruing Mortgage.

NOTE 9.  PENSION NOTES

In connection with its formation, the Partnership issued $4.7 million of 8% subordinated Pension Notes to certain investors in exchange for their interest in the net assets of certain of the "rolled-up" partnerships.
The Pension Notes are issued under an Indenture between the Partnership and Bank of America Texas as successor Trustee. The Pension Notes are unsecured, subordinated obligations of the Partnership and bear interest at the rate of 8% compounded annually. Principal and interest are to be paid upon maturity on September 18, 1997 or earlier redemption. At December 31, 1994, such redemption amount was $10.8 million, including accrued but unpaid interest.

The Pension Notes are redeemable at the option of the Partnership at any time, in whole or in part, at 100% of the principal amount plus accrued

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 9.  PENSION NOTES (Continued)

and unpaid interest to the date of redemption. The Pension Notes are also subject to mandatory redemption if the Partnership's current value net worth (as defined in such Indenture) on the last day of each of any two consecutive fiscal quarters is less than 175% of the aggregate redemption price of Pension Notes then outstanding.

The 8% stated interest rate on the Pension Notes is different than the assumed market rate at the time of issuance. Such discount is being amortized over the term of the Pension Notes using the interest method. Interest expense of $1,151,000, $1,028,000 and $918,000 was recognized on the Pension Notes for the years 1994, 1993 and 1992, respectively.

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

NOTE 11.  GENERAL PARTNER FEES AND COMPENSATION

General. Mr. Phillips is a general partner of SAMLP, the Partnership's General Partner. Mr. Phillips serves as a director, Chairman of the Board and Chief Executive Officer of SAMI, the Partnership's Managing General Partner. Mr. Cashwell serves as a director and President of SAMI as well as President of BCM. Messrs. Phillips and Cashwell are also officers or directors of various real estate entities. These entities may have the same objectives and may be engaged in activities similar to those of the Partnership.

Property Management Fees. As compensation for providing property management services to the Partnership's properties, as provided in the Partnership Agreement, the General Partner or an affiliate of the General Partner is to receive a reasonable property management fee. Since February 1, 1990, affiliates of the Managing General Partner have provided property management services to the Partnership. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides such property management services for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the property-level management services to the Partnership at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) Syntek West, Inc. ("SWI"), of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 11.  GENERAL PARTNER FEES AND COMPENSATION (Continued)

children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of twelve of the Partnership's commercial properties to Carmel Realty, Inc. ("Carmel Realty") which is a company owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd. Carmel, Ltd. does not perform property management services for GCLP.

Leasing Commissions. As compensation for providing leasing and rent-up services for a Partnership property, as provided in the Partnership Agreement, the General Partner or an affiliate of the General Partner shall be paid a reasonable leasing commission.

Reimbursement of Administrative Expenses. To the extent that officers or employees of the general partners or any of their affiliates participate in the operation or administration of the Partnership or GCLP, the general partners and their affiliates are to be reimbursed under the partnership agreements for salaries, travel, rent, depreciation, utilities and general overhead items incurred and properly allocable to such services. Such amounts are included in General and Administrative expense in the accompanying Consolidated Statements of Operations.

General Partner Compensation. As base compensation for providing administrative and management services under the Partnership Agreement, the General Partner is entitled to receive from the Partnership an annual partnership management fee equal to 10% of distributions made in each calendar year of Cash from Operations, as defined in the Partnership Agreement, for the calendar year, payable within 90 days after the end of that calendar year. As additional incentive compensation, the General Partner is entitled to receive in each calendar year an amount equal to 1% of the Average Unit Market Price, as defined in the Partnership Agreement, for that calendar year. Provided, however, that no incentive compensation is payable unless distributions of cash from operations exceed 6% of the Exchange Value of the original assets, also as defined in the Partnership Agreement. The General Partner has waived its base compensation during the pendency of the Moorman Settlement Agreement.

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

Fees and cost reimbursement to SAMLP, the General Partner of the Partnership and its affiliates:

                                            1994     1993      1992
                                           ------   ------    ------
Property and construction
   management fees*...................     $  725   $  527    $  956
Loan placement fees...................         30       30     2,325
Real estate commissions...............        444      -          93
Leasing commissions...................        102      159        93
Reimbursement of administrative
   expenses...........................      2,868    2,539     2,798
                                           ------   ------    ------
                                           $4,169   $3,255    $6,265
                                           ======   ======    ======

----------------------------------

* Net of property management fees paid to subcontractors, other than Carmel Realty.

Cost reimbursements to GCMI, the general partner of GCLP:

                                            1994     1993      1992
                                           ------   ------    ------
Reimbursement of administrative
   expenses........................        $  728   $  837    $  108
                                           ======   ======    ======

Rent. The office building which serves as headquarters for the Partnership, BCM and other entities managed by BCM or Mr. Phillips is located in Dallas, Texas. The office building is owned by Search/Lodges Diversified, L.P., in which BCM is a limited partner. The Partnership

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 11.       GENERAL PARTNER FEES AND COMPENSATION (Continued)

leased its office space under a four-year lease which expired in October 1994 and which continued on a month to month basis through December 31, 1994. Total rent expense paid by the Partnership to BCM was $313,000 in 1994, $301,000 in 1993 and $288,000 in 1992.

NOTE 12.    RENTALS UNDER OPERATING LEASES

The Partnership's rental operations include the leasing of office buildings and shopping centers. The leases thereon expire at various dates through 2013. The following is a schedule of minimum future rentals on non-cancelable operating leases as of December 31, 1994:

     1995..........................................   $ 8,792
     1996..........................................     7,653
     1997..........................................     5,552
     1998..........................................     3,869
     1999..........................................     2,987
     Thereafter....................................    15,646
                                                      -------
                                                      $44,499
                                                      =======

NOTE 13.  INCOME TAXES

The Partnership's partners include their share of partnership income or loss in their respective tax returns and, accordingly, no income taxes have been provided in the accompanying Consolidated Statements of Operations.

In December 1987, Congress passed legislation requiring certain publicly traded partnerships to be taxed as corporations. National Realty qualifies for "grandfather" treatment and will be treated as a partnership for federal tax purposes until at least 1997, unless the Partnership adds a substantial new line of business, which would require approval of the Oversight Committee (see NOTE 14. "COMMITMENTS AND CONTINGENCIES - Moorman Settlement") and will continue to be so treated thereafter if 90% or more of its gross income consists of qualifying income from real estate activities. As presently operated, the Partnership meets this qualification.

Under the legislation, Partnership losses are suspended for limited partners and carried forward to offset future income or gain from the Partnership's operations or gain upon a limited partner's disposition of all units held. Any remaining income will be taxed as portfolio income.

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

The terms of the Moorman Settlement Agreement are complex and the following summary is qualified in its entirety by reference to the text thereof, which was previously included as an exhibit to a Partnership filing with the Securities and Exchange Commission. The Moorman Settlement Agreement provides for a plan (the "Moorman Settlement Plan") consisting of, among other things, the following: (i) the appointment and operation of a committee (the "Oversight Committee"), to oversee the implementation of the Moorman Settlement Plan, (ii) the appointment and operation of an audit committee having a majority of members unaffiliated with Messrs. Phillips and Friedman or SAMLP, (iii) the establishment of specified annually increasing targets described below (each a "Target") for each of the next five years through May 1995, relating to the price of the units of limited partner interest as decreased for certain distributions to unitholders,
(iv) an agreement by SAMLP not to seek reimbursement of greater than $500,000 per year for Messrs. Phillips' and Friedman's salaries for serving as general partners of SAMLP, (Mr. Friedman resigned as general partner of SAMLP effective March 4, 1994) and a deferral of such payments until such time as a Target may be met, and, if SAMLP resigns as General Partner, a waiver of any compensation so deferred, (v) a deferral until such time as a Target may be met of certain future annual General Partner compensation payable, pursuant to the Partnership's governing documents, to SAMLP or its affiliates, and, if SAMLP resigns as General Partner, a waiver of any compensation so deferred, (vi) the required distribution to unitholders of all the Partnership's operating cash flow in excess of certain renovation costs, unless the Oversight Committee approves alternative uses for such operating cash flow, (vii) the issuance of Warrants to purchase an aggregate of up to 687,500 units (the "Warrants") to Class Members, (viii) the contribution by certain co-defendants of cash and notes payable to the Partnership aggregating $5.5 million (including $2.5 million to be contributed by SAMLP and its general partners over a four-year period),
(ix) the amendment of the Partnership Agreement to reduce the vote required to remove the General Partner from a two-thirds vote to a majority vote of the units, (x) the

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 14.  COMMITMENTS AND CONTINGENCIES (Continued)

Moorman Settlement (Continued)

Partnership's redemption of its unit purchase rights and an agreement not to adopt a similar rights plan without Oversight Committee approval and
(xi) the Partnership's payment of certain settlement costs, including plaintiffs' attorneys' fees in the amount of $3.4 million. The Moorman Settlement Plan will remain in effect until SAMLP has resigned as General Partner and a successor general partner is elected and takes office, and the Warrants will remain exercisable for five years from the February 14, 1992 date of issuance or until earlier redemption.

In May 1991, 1992 and 1993, SAMLP, on behalf of itself and its general partners, made the first three of its four annual payments of $631,000 (including accrued interest), to the Partnership, as required by the Moorman Settlement Agreement. The final payment of $631,000 was paid in May 1994.

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

The Targets for the first and second anniversary dates were not met. Since the Targets were not met for two successive years, the Moorman Settlement Agreement requires that SAMLP resign as General Partner, effective upon the election and qualification of its successor. On July 8, 1992, SAMLP notified the Oversight Committee of the failure to meet the Target for two successive years.

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

The Moorman Settlement Agreement provides that between the date of the certification causing the General Partner's resignation and the date a successor general partner takes office, the resigning General Partner shall limit its activities, as General Partner, to the conduct of the business of the Partnership in the ordinary course, shall not, without consent of the Oversight Committee, purchase or sell any real estate or other assets of the Partnership not in progress on said date, shall cooperate in the election of a successor general partner and shall coop-

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 14.  COMMITMENTS AND CONTINGENCIES (Continued)

Moorman Settlement (Continued)

erate with its successor to facilitate a change in the office of General Partner of the Partnership. The resigning General Partner will continue to receive fees, expenses and distributions, if any, while the solicitation is prepared.

Any dispute between the General Partner and the Oversight Committee concerning the operation of the Moorman Settlement Agreement is to be resolved by the Judge (the "Supervising Judge") appointed pursuant to the Moorman Settlement Agreement to supervise its implementation.

The withdrawal of the General Partner would require the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. Under the Moorman Settlement Agreement, payment for such Redeemable General Partner Interest, fees and other compensation may, at the Oversight Committee's option, be paid over a three year period pursuant to a secured promissory note bearing interest at the prime rate and containing commercially reasonable terms and collateral. Under the Moorman Settlement Plan, the purchase price for Redeemable General Partner Interest would be calculated, as of the time SAMLP withdraws as General Partner under the Partnership's governing documents. The Managing General Partner has calculated the Redeemable General Partner Interest at December 31, 1994 to be $33.0 million, and believes there has been no material change in such value since such date. The Partnership would be entitled to offset against any such payment the then outstanding principal balance ($4.2 million at December 31, 1994) plus all accrued but unpaid interest ($4.3 million at December 31, 1994) on the note receivable from SAMLP described in NOTE 1. "ORGANIZATION." In the accompanying Consolidated Financial Statements, the Redeemable General Partner Interest is shown as a reduction of Partners' Equity. The note receivable from the General Partner has been offset against the Redeemable General Partner Interest. The Oversight Committee previously has informed the Partnership that it calculated the amount of such Redeemable General Partner Interest to be less than the amount calculated by the Managing General Partner.
When SAMLP withdraws as General Partner of the Partnership, the value of the Redeemable General Partner Interest would depend on the fair value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation. Any dispute pertaining to the amount of Redeemable General Partner Interest upon withdrawal of SAMLP, will be resolved by the Supervising Judge.

On January 27, 1995, National Realty, SAMLP and the Oversight Committee executed an Implementation Agreement which provides for the nomination

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 14.  COMMITMENTS AND CONTINGENCIES (Continued)

Moorman Settlement (Continued)

of a successor general partner and for the resolution of all related matters under the Moorman Settlement. The Implementation Agreement is subject to receipt of a notice from the proposed successor general partner nominee that it consents to stand for election as the successor general partner.

The Implementation Agreement shall be submitted to the Supervising Judge for tentative approval and approval of the notice to be sent to the original class members. Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the unitholders of National Realty for a vote. In addition, the unitholders will vote upon amendments to the National Realty partnership agreement which relate to the proposed compensation of the successor general partner and other related matters.

Upon approval by the unitholders, SAMLP shall resign as General Partner and the successor general partner shall take office. If the required approvals are obtained, National Realty anticipates that the successor general partner may be elected and take office during the third or fourth quarter of 1995.

The Implementation Agreement provides that SAMLP, and its affiliates owning units in National Realty, shall not vote to remove the successor general partner, except for removal with cause, for a period of thirty months from the date the successor general partner takes office. In addition, the Supervising Judge shall make a determination of any amounts which National Realty may owe to SAMLP upon SAMLP's withdrawal as General Partner and any amounts which SAMLP or its affiliates may owe to National Realty. Any amounts which National Realty may be determined to owe to SAMLP may be paid by National Realty over a period of time to be determined by the parties on terms which shall not hinder National Realty's ability to meet its other financial obligations.

Upon the election and taking office of the successor general partner, the Moorman Settlement Plan and the Oversight Committee shall terminate. If the successor general partner nominee does not stand for election or is not elected, the existing Moorman Settlement Agreement shall remain in full force and effect and all of the provisions of the Implementation Agreement shall be voided.

Southmark Litigation

During 1990 and 1991, several adversary proceedings were initiated against the Partnership and others by Southmark and its affiliates. In December 1991, the Partnership and several other parties entered into a comprehensive settlement of litigation with Southmark, which settled all actions between Southmark and its affiliates and the Partnership and its affiliates.

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 14.  COMMITMENTS AND CONTINGENCIES (Continued)

Southmark Litigation (Continued)

Pursuant to the settlement, Southmark received $13.2 million from the various settling parties. The final installment of $1.3 million was paid by the settling parties in July 1994. Of the $13.2 million paid to Southmark, the Partnership paid $1.8 million, the net amount which it had recorded as due to Southmark as of the date the settlement was entered into. Southmark also received from ART a 19.2% limited partner interest in SAMLP, the General Partner of the Partnership. ART had an option to repurchase the SAMLP partnership interest from Southmark for $2.4 million, such option expired December 27, 1994.

Other Litigation

The Partnership is also involved in various other lawsuits arising in the ordinary course of business. Management of the Partnership is of the opinion that the outcome of these lawsuits will have no material impact on the Partnership's financial condition.

NOTE 15.  LIQUIDITY

As discussed in NOTE 14. "COMMITMENTS AND CONTINGENCIES - Moorman Settlement," the Managing General Partner is required to resign upon the election and qualification of its successor. Under the Moorman Settlement Plan, payment for such Redeemable General Partner Interest, fees and other compensation may, at the Oversight Committee's option be paid either in cash or through the issuance of a secured note, payable over three years. The Partnership's operating cash flow is not expected to be sufficient to purchase the Redeemable General Partner Interest without asset sales and/or refinancings. However, National Realty, SAMLP and the Oversight Committee have executed an Implementation Agreement that provides, among other things, that amounts due SAMLP may be paid by National Realty over a period of time to be determined by the parties on terms which shall not hinder National Realty's ability to meet its other financial obligations. If the proposed successor general partner nominee does not stand for election, the existing Moorman Settlement Agreement shall remain in full force and all provisions of the Implementation Agreement shall be void.


                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 16.                 QUARTERLY DATA

The following is a tabulation of the Partnership's quarterly results of operations for the years 1994 and 1993 (unaudited).

                                           Three Months Ended
                               -------------------------------------------
                               March 31  June 30  September 30 December 31
                               --------  -------- ------------ -----------
1994
----

Revenues...................... $ 26,336  $ 26,798    $ 27,317   $ 27,095
Expenses......................   27,406    27,356      28,589     27,430
                               --------  --------    --------   --------

(Loss) from operations........   (1,070)     (558)     (1,272)      (335)

Gain on sale of real estate...      -         -           -        8,252
                               --------  --------    --------   --------

Net income (loss)............. $ (1,070) $   (558)   $ (1,272)  $  7,917
                               ========  ========    ========   ========

Earnings per unit
Net income (loss)............. $   (.49) $   (.26)   $   (.58)  $   3.63
                               ========  ========    ========   ========

In October 1994, the Partnership sold two of its apartment complexes in Meridian Township, Michigan for a total gain of $8.3 million. See "NOTE 3. REAL ESTATE AND DEPRECIATION."

                                           Three Months Ended
                               -------------------------------------------
                               March 31  June 30  September 30 December 31
                               --------  -------- ------------ -----------
1993
----

Revenues...................... $ 25,460   $25,689     $25,981  $  25,914
Expenses......................   26,822    26,473      28,507     29,037
                               --------  --------    --------   --------

(Loss) from operations
  before extraordinary gain...   (1,362)     (784)     (2,526)    (3,123)
Extraordinary gain............    9,046       -           -          -
                               --------  --------    --------   --------

Net income (loss)............. $  7,684  $   (784)   $ (2,526)  $ (3,123)
                               ========  ========    ========   ========

Earnings per unit
(Loss) before extraordinary
  gain........................ $   (.58) $   (.33)   $  (1.13)  $  (1.40)
  Extraordinary gain..........     3.83       -           -          -
                               --------  --------    --------   --------


Net income (loss)............. $   3.25  $   (.33)   $  (1.13)  $  (1.40)
                               ========  ========    ========   ========



In the first quarter of 1993, the Partnership recorded a $9.0 million extraordinary gain as a result of its acquisition, at a discount, of the Accruing Mortgage. See NOTE 8. "ACCRUING MORTGAGE."

                                                                    SCHEDULE III
                             NATIONAL REALTY, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1994


                                  Initial Cost to Partnership               Gross Amount Carried at Close of Period (1)
                            -------------------------------------- ------------------------------------------------------------
                                                                      Cost Capitalized
                                                                        Subsequent to
                                                        Building         Acquisition                     Building
                                                      and Improve- ----------------------              and Improve-
 Description                Encumbrances    Land         ments     Improvements   Other       Land         ments       Total
-------------               ------------ ----------   -----------  ------------ ---------  ----------   ----------- -----------
                                                                  (dollars in thousands)
APARTMENTS
----------
Alexandria................   $ 6,667      $  612      $  6,778     $   924    $  -          $    612    $ 7,702     $  8,314
  Decatur, GA
Arlington Place...........     2,795         330         3,275         607       -               330      3,882        4,212
  Pasadena, TX
Barcelona.................     4,159       1,400         5,600         111       -             1,400      5,711        7,111
  Tampa, FL
Bavarian..................     6,904         547         5,528         129       -               547      5,657        6,204(4)
  Middletown, OH
Bent Tree.................     4,912       1,047         7,036         478       -             1,047      7,514        8,561
  Addison, TX
Blackhawk.................     3,566         253         4,081         210       -               253      4,291        4,544
  Ft. Wayne, IN
Bridgestone...............     1,393         169         1,780          82       -               169      1,862        2,031
  Friendswood, TX
Brookview Gardens.........     2,921         385         2,085         232       -               385      2,317        2,702
  Smyrna, GA
Candlelight Square........     1,979         148         1,928         124       -               145      2,055        2,200
  Lenexa, KS
Chalet....................     3,023         260         2,994          42       -               260      3,036        3,296
  Topeka, KS
Chateau...................     1,966         130         1,723          24       -               130      1,747        1,877
  Bellevue, NE
Club Mar..................     6,045       1,248         4,993          52       -             1,248      5,045        6,293
  Sarasota, FL
Confederate Point.........     4,222         246         3,736         542       -               246      4,278        4,524
  Jacksonville, FL
Country Place.............     2,044         246         3,268           7       -               246      3,275        3,521
  Round Rock, TX
Covered Bridge............     3,527         219         3,425          88       -               219      3,513        3,732
  Gainesville, FL
Creekwood.................     2,986         489         1,955         679       -               489      2,634        3,123
  College Park, GA
Fair Oaks.................     3,074         470         2,661         145       -               470      2,806        3,276
  Euless, TX
Four Seasons..............     5,075       1,264         8,447         699       -             1,264      9,146       10,410
  Denver, CO
Fox Club..................     6,709         902         7,294         460       -               902      7,754        8,656
  Indianapolis, IN
Foxwood...................     3,522         218         3,188         308       -               218      3,496        3,714
  Memphis, TN
Granada...................     4,658         231         4,682         482       -               231      5,164        5,395
  Bellevue, NE
Harbour Point.............     3,080         252         3,730       1,431       -               252      5,161        5,413(4)
  Miami, FL
Hidden Valley.............     4,304         274         3,636         221       -               261      3,870        4,131
  Grand Rapids, MI


                                                                     Life on
                                                                      Which
                                              Date                Depreciation
                                               of                   in Latest
                                              Con-                  Statement
                             Accumulated     struct-     Date     of Operation
 Description                 Depreciation     tion     Acquired   is Computed
-------------                ------------    ------    --------   ------------
                                           (dollars in thousands)
APARTMENTS
----------
Alexandria................   $  4,743        1973       09/77      7 - 40 years
  Decatur, GA
Arlington Place...........      2,578        1973       11/76      7 - 40 years
  Pasadena, TX
Barcelona.................        646        1971       09/90      7 - 40 years
  Tampa, FL
Bavarian..................      2,436        1972       01/84      7 - 40 years
  Middletown, OH
Bent Tree.................      3,771        1980       06/80      7 - 40 years
  Addison, TX
Blackhawk.................      2,648        1972       12/78      7 - 40 years
  Ft. Wayne, IN
Bridgestone...............        943        1979       06/82      7 - 40 years
  Friendswood, TX
Brookview Gardens.........      1,561        1964       12/77      7 - 40 years
  Smyrna, GA
Candlelight Square........      1,233        1971       11/77      7 - 40 years
  Lenexa, KS
Chalet....................      1,501        1964/      04/82      7 - 40 years
  Topeka, KS                                74/78
Chateau...................        911        1968       02/81      7 - 40 years
  Bellevue, NE
Club Mar..................        179        1973       07/93      7 - 40 years
  Sarasota, FL
Confederate Point.........      2,561        1969       05/79      7 - 40 years
  Jacksonville, FL
Country Place.............      1,585        1980       07/82      7 - 40 years
  Round Rock, TX
Covered Bridge............      2,710        1972       10/79      7 - 40 years
  Gainesville, FL
Creekwood.................        464        1973       04/90      7 - 40 years
  College Park, GA
Fair Oaks.................        410        1978       07/89      7 - 40 years
  Euless, TX
Four Seasons..............      3,348        1970       07/84      7 - 40 years
  Denver, CO
Fox Club..................      3,449        1972       11/83      7 - 40 years
  Indianapolis, IN
Foxwood...................      2,182        1974       08/79      7 - 40 years
  Memphis, TN
Granada...................      2,872        1974       10/78      7 - 40 years
  Bellevue, NE
Harbour Point.............      2,972        1972       12/77      7 - 40 years
  Miami, FL
Hidden Valley.............      1,992        1973       07/81      7 - 40 years
  Grand Rapids, MI

                                                                    SCHEDULE III
                                                                    (Continued)
                             NATIONAL REALTY, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1994


                                          Initial Cost to Partnership            Gross Amount Carried at Close of Period (1)
                                          ---------------------------            -------------------------------------------
                                                                        Cost Capitalized
                                                                           Subsequent to
                                                          Building         Acquisition                     Building
                                                        and Improve- ----------------------              and Improve-
 Description                  Encumbrances    Land         ments     Improvements   Other       Land         ments       Total
-------------                 ------------ ----------   -----------  ------------ ---------  ----------   ----------- -----------
                                                                     (dollars in thousands)
APARTMENTS - Continued
----------
Horizon East...............    $ 1,518      $  592      $  2,628     $   469    $    -          $  592    $ 3,097     $  3,689
  Dallas, TX
Kimberly Woods.............      3,280         571         3,802         883         -             571      4,685        5,256
  Tucson, AZ
King Village...............      2,196         184         2,716         179         -             184      2,895        3,079
  Huntsville, AL
La Mirada..................      5,623         392         5,454         895         -             392      6,349        6,741
  Jacksonville, FL
Lake Nora Arms.............     10,172         737        10,774         587         -             737     11,361       12,098
  Indianapolis, IN
Lakewood Park..............      3,114         800         3,200          19         -             800      3,219        4,019
  St. Petersburg, FL
Lantern Ridge..............      1,522         130         1,721          21         -             177      1,695        1,872
  Richmond, VA
Mallard Lake...............      6,609         534         7,099         628         -             534      7,727        8,261(4)
  Greensboro, NC
Manchester Commons.........      5,048         635         4,654         695         -             635      5,349        5,984
  Manchester, MO
Mesa Court.................      1,793         492         1,968          55         -             492      2,023        2,515
  Mesa, AZ
Mesa Ridge.................      2,396         955         3,820         126         -             955      3,946        4,901
  Mesa, AZ
Nora Pines.................      4,865         221         3,872         266         -             221      4,138        4,359(4)
  Indianapolis, IN
Oak Hollow.................      7,673         745         6,118         571         -             745      6,689        7,434
  Austin, TX
Oakmont....................      2,948         251         1,423          24        (100)          251      1,347        1,598
  Monroe, LA
Oak Tree...................      2,252         304         3,543         230         -             304      3,773        4,077
  Grandview, MO
Olde Towne.................      3,702         209         3,272         248         -             209      3,520        3,729
  Middletown, OH
Outrigger..................      3,216         683         4,871         407         -             683      5,278        5,961
  Tulsa, OK
Pines......................      2,704         278         3,490         203         -             278      3,693        3,971
  Little Rock, AR
Place One..................      5,211         784         5,186         723         -             784      5,909        6,693
  Tulsa, OK
Regency....................      2,517         304         1,865          50         -             304      1,915        2,219
  Lincoln, NE
Regency Falls..............      2,689         888         7,261       1,377        (100)(3)       888      8,538        9,426
  San Antonio, TX
Rockborough................      5,976         702         4,495         602         -             702      5,097        5,799
  Denver, CO
Royal Oaks.................      2,793         738         5,348         893         -             738      6,241        6,979
  Stone Mountain, GA

                                                                      Life on
                                                                       Which
                                               Date                Depreciation
                                                of                   in Latest
                                               Con-                  Statement
                              Accumulated     struct-     Date     of Operation
 Description                  Depreciation     tion     Acquired   is Computed
-------------                 ------------    ------    --------   ------------
                                            (dollars in thousands)
APARTMENTS - Continued
----------
Horizon East...............   $  1,957        1972       05/78      7 - 40 years
  Dallas, TX
Kimberly Woods.............      3,049        1973       12/77      7 - 40 years
  Tucson, AZ
King Village...............      1,966        1960       08/75      7 - 40 years
  Huntsville, AL
La Mirada..................      3,822        1971       01/79      7 - 40 years
  Jacksonville, FL
Lake Nora Arms.............      6,953        1973       06/78      7 - 40 years
  Indianapolis, IN
Lakewood Park..............        325        1976       12/90      7 - 40 years
  St. Petersburg, FL
Lantern Ridge..............      1,364        1974       03/79      7 - 40 years
  Richmond, VA
Mallard Lake...............      4,360        1974       05/79      7 - 40 years
  Greensboro, NC
Manchester Commons.........      3,344        1972       06/78      7 - 40 years
  Manchester, MO
Mesa Court.................        246        1972       05/90      7 - 40 years
  Mesa, AZ
Mesa Ridge.................        483        1972       05/90      7 - 40 years
  Mesa, AZ
Nora Pines.................      2,567        1970       05/78      7 - 40 years
  Indianapolis, IN
Oak Hollow.................      4,120        1974       05/78      7 - 40 years
  Austin, TX
Oakmont....................        200        1974       06/89      7 - 40 years
  Monroe, LA
Oak Tree...................      1,522        1968       03/82      7 - 40 years
  Grandview, MO
Olde Towne.................      1,858        1968       03/81      7 - 40 years
  Middletown, OH
Outrigger..................      3,355        1974       11/77      7 - 40 years
  Tulsa, OK
Pines......................      2,165        1977       11/77      7 - 40 years
  Little Rock, AR
Place One..................      4,087        1970       04/77      7 - 40 years
  Tulsa, OK
Regency....................        929        1973       05/82      7 - 40 years
  Lincoln, NE
Regency Falls..............      5,345        1974       11/78      7 - 40 years
  San Antonio, TX
Rockborough................      3,102        1973       01/78      7 - 40 years
  Denver, CO
Royal Oaks.................      3,843        1973       12/77      7 - 40 years
  Stone Mountain, GA

                                                                    SCHEDULE III
                                                                     (Continued)
                             NATIONAL REALTY, L.P.
                                  (Continued)
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1994


                                 Initial Cost to Partnership                Gross Amount Carried at Close of Period (1)
                            --------------------------------------  ------------------------------------------------------------
                                                                       Cost Capitalized
                                                                          Subsequent to
                                                         Building         Acquisition                     Building
                                                       and Improve- ----------------------              and Improve-
 Description                 Encumbrances    Land         ments     Improvements   Other       Land         ments       Total
-------------                ------------ ----------   -----------  ------------ ---------  ----------   ----------- -----------
                                                                    (dollars in thousands)
APARTMENTS - Continued
Santa Fe..................    $ 2,892      $  529      $  5,351     $   155    $  -          $    529    $ 5,506     $  6,035
  Kansas City, MO
Shadowood.................      3,791         477         3,208         124       -               477      3,332        3,809
  Addison, TX
Sherwood Glen.............      3,968         352         2,550         458       -               352      3,008        3,360
  Urbandale, IA
Skipper's Pond............      2,735         360         3,123         114       -               339      3,258        3,597
  Tampa, FL
Stonebridge...............      1,783         193         2,076         171       -               193      2,247        2,440
  Florissant, MO
Summerwind................      5,286         493         2,990         138       -               493      3,128        3,621
  Reseda, CA
Sun Hollow................      3,995         385         4,159          38       -               385      4,197        4,582
  El Paso, TX
Tanglewood................     17,678         682        18,340       8,236       -             5,682     21,576       27,258
  Arlington Heights, IL
Timber Creek..............      2,995         154         2,327         572       -               154      2,899        3,053
  Omaha, NE
Towne Oaks................      2,761         188         3,576         112       -               188      3,688        3,876
  Monroe, LA
Villa Del Mar.............      2,611         387         3,134          80       -               387      3,214        3,601
  Wichita, KS
Village Square............      2,094         769         5,566       1,006       -               769      6,572        7,341
  Stone Mountain, GA
Villas....................      3,427         516         3,948         280       -               516      4,228        4,744
  Plano, TX
Vineyards.................      8,218         729         8,386         281       -               729      8,667        9,396(4)
  Broadview Heights, OH
Whispering Pines..........      2,359         311         1,255          57       -               311      1,312        1,623(4)
  Canoga Park, CA
Whispering Pines..........      5,085         228         4,330         526       -               228      4,856        5,084
  Topeka, KS
Windridge.................      7,553         711         5,812       1,440       -               711      7,252        7,963
  Austin, TX
Windtree I & II...........      5,300         460         2,739         181       -               460      2,920        3,380
  Reseda, CA
Wisperwood................      2,227         237         1,964         393       -               258      2,336        2,594
  Tampa, FL
Woodlake..................      4,515         585         5,848         817       -               585      6,665        7,250
  Carrollton, TX
Woodsong II...............      1,450         322         3,705         116       -               322      3,821        4,143
  Smyrna, GA
Woodstock.................      3,207         888         5,193         304       -               888      5,497        6,385
  Dallas, TX

OFFICE BUILDINGS
----------------
56 Expressway.............        -           406         3,976         560   (2,386)(3)          406      2,150        2,556
  Oklahoma City, OK


                                                                      Life on
                                                                       Which
                                                Date               Depreciation
                                                 of                  in Latest
                                                Con-                 Statement
                              Accumulated     struct-     Date     of Operation
 Description                  Depreciation     tion     Acquired   is Computed
-------------                 ------------    ------    --------   ------------
                                            (dollars in thousands)
APARTMENTS - Continued
Santa Fe..................    $  2,496        1964/      04/83      7 - 40 years
  Kansas City, MO                               67
Shadowood.................       1,884        1976       02/79      7 - 40 years
  Addison, TX
Sherwood Glen.............       2,033        1970       12/77      7 - 40 years
  Urbandale, IA
Skipper's Pond............       2,151        1971       07/76      7 - 40 years
  Tampa, FL
Stonebridge...............       1,355        1975       10/77      7 - 40 years
  Florissant, MO
Summerwind................       2,216        1976       02/77      7 - 40 years
  Reseda, CA
Sun Hollow................       2,260        1977       09/79      7 - 40 years
  El Paso, TX
Tanglewood................      12,587        1974       03/78      7 - 40 years
  Arlington Heights, IL
Timber Creek..............       1,812        1974       10/78      7 - 40 years
  Omaha, NE
Towne Oaks................       1,757        1974       07/82      7 - 40 years
  Monroe, LA
Villa Del Mar.............       1,600        1971       10/81      7 - 40 years
  Wichita, KS
Village Square............       4,000        1973       12/77      7 - 40 years
  Stone Mountain, GA
Villas....................       2,319        1977       04/79      7 - 40 years
  Plano, TX
Vineyards.................       3,964        1974/      12/83      7 - 40 years
  Broadview Heights, OH                         75
Whispering Pines..........          32        1977       12/93      7 - 40 years
  Canoga Park, CA
Whispering Pines..........       3,012        1972       02/78      7 - 40 years
  Topeka, KS
Windridge.................       4,642        1974       09/78      7 - 40 years
  Austin, TX
Windtree I & II...........       1,961        1976       11/76      7 - 40 years
  Reseda, CA
Wisperwood................       1,579        1975       07/76      7 - 40 years
  Tampa, FL
Woodlake..................       3,470        1979       08/78      7 - 40 years
  Carrollton, TX
Woodsong II...............       2,972        1975       08/80      7 - 40 years
  Smyrna, GA
Woodstock.................       2,986        1977       12/78      7 - 40 years
  Dallas, TX

OFFICE BUILDINGS
----------------
56 Expressway.............       1,883        1981       03/82      7 - 40 years
  Oklahoma City, OK

                                                                    SCHEDULE III
                                                                    (Continued)


                             NATIONAL REALTY, L.P.
                                  (Continued)
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1994



                                 Initial Cost to Partnership                   Gross Amount Carried at Close of Period (1)
                                 ---------------------------                   -------------------------------------------
                                                                      Cost Capitalized
                                                                         Subsequent to
                                                        Building         Acquisition                     Building
                                                      and Improve- ----------------------              and Improve-
 Description                Encumbrances    Land         ments     Improvements   Other       Land         ments       Total
-------------               ------------ ----------   -----------  ------------ ---------  ----------   ----------- -----------
                                                                   (dollars in thousands)
 OFFICE BUILDINGS -  Continued
-----------------
Executive Court...........  $    265      $  271      $  2,099     $   644    $  -          $    271    $ 2,743     $  3,014
  Memphis, TN
Fondren...................       -           366         5,100         140      (3,421)(3)       366      1,819        2,185(4)
  Houston, TX
Marina Playa..............     4,539       1,237         4,339       4,760         -           1,237      9,099       10,336(4)
  Santa Clara, CA
Melrose Business Park.....       -           367         2,674          70      (1,000)          367      1,744        2,111
  Oklahoma City, OK
Toll Hill.................     2,474       1,230         3,722       1,400      (1,098)(3)     1,230      4,024        5,254
  Dallas, TX
University Square.........       -           562         3,276         159      (1,875)(3)       562      1,560        2,122
  Anchorage, AK

SHOPPING CENTERS
----------------
Countryside Plaza.........     2,069         843         3,179         712         -             843      3,891        4,734(4)
  Clearwater, FL
Crestview.................       858         239         1,512          92         -             239      1,604        1,843
  Crestview, FL
Cross County Mall.........     7,474         608         6,468       5,230         -             608     11,698       12,306
  Mattoon, IL
Cullman...................       921         400         1,830         116         -             400      1,946        2,346
  Cullman, AL
Harbor Plaza..............       -           817         2,587         251         -             821      2,834        3,655
  Aurora, CO
Katella Plaza.............     1,761         -           2,844         504         -               -      3,348        3,348
  Orange, CA
Regency Point.............     2,775         647         5,156       2,072         -           1,792      6,083        7,875
  Jacksonville, FL
Southern Palms............     9,203       4,226        17,757       1,125         -           4,285     18,823       23,108
  Tempe, AZ
Westwood..................       983         -           5,424         320         -             -        5,744        5,744
  Tallahassee, FL           --------      ------      --------     -------    --------       -------   --------     --------
                            $308,600(2)  $45,644      $363,926     $51,982    $ (9,980)     $ 51,883   $399,689     $451,572
                            =========    =======      ========     =======    ========      ========   ========     ========


                                                                    Life on
                                                                     Which
                                              Date               Depreciation
                                               of                  in Latest
                                              Con-                 Statement
                            Accumulated     struct-     Date     of Operation
 Description                Depreciation     tion     Acquired   is Computed
-------------               ------------    ------    --------   ------------
                          (dollars in
                           thousands)
 OFFICE BUILDINGS - Continued
-----------------
Executive Court...........  $  1,248        1980       09/82      7 - 40 years
  Memphis, TN
Fondren...................     1,482        1982       07/83      7 - 40 years
  Houston, TX
Marina Playa..............     4,603        1972       12/76      7 - 40 years
  Santa Clara, CA
Melrose Business Park.....     1,183        1980       03/82      7 - 40 years
  Oklahoma City, OK
Toll Hill.................     2,261        1979       06/79      7 - 40 years
  Dallas, TX
University Square.........     1,312        1981       12/81      7 - 40 years
  Anchorage, AK

SHOPPING CENTERS
----------------
Countryside Plaza.........     1,460        1978       05/85      7 - 40 years
  Clearwater, FL
Crestview.................       883        1979       05/78      7 - 40 years
  Crestview, FL
Cross County Mall.........     5,197        1971       08/79      7 - 40 years
  Mattoon, IL
Cullman...................     1,032        1979       02/79      7 - 40 years
  Cullman, AL
Harbor Plaza..............     1,467        1979       09/81      7 - 40 years
  Aurora, CO
Katella Plaza.............     1,955        1971       12/80      7 - 40 years
  Orange, CA
Regency Point.............     1,885        1982       06/84      7 - 40 years
  Jacksonville, FL
Southern Palms............     8,344        1981       03/83      7 - 40 years
  Tempe, AZ
Westwood..................     2,198        1980       10/83      7 - 40 years
  Tallahassee, FL           --------
                            $210,037
                            ========

----------------------------------

(1) The aggregate cost for financial statement purposes approximates that for federal tax purposes.
(2) Does not include discounts and mortgages payable totaling $16,483 on real estate which has been sold but for which the Partnership remains liable on the underlying mortgage note.
(3)    Write-down of property to estimated net realizable value.
(4)    Held for sale.

                                                                    SCHEDULE III
                                                                     (Continued)



                             NATIONAL REALTY, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION





                                                       1994             1993             1992
                                                    -----------      -----------      -----------
                                                           (dollars in thousands)
Reconciliation of Real Estate

Balance at January 1.................               $   457,654      $   447,011      $   469,099

   Acquisitions and improvements                          5,411           10,813            1,692
   Sales.............................                   (11,493)            (170)          (3,395)
   Foreclosures......................                       -                -            (20,385)
                                                    -----------      -----------      -----------

Balance at December 31,..............               $   451,572      $   457,654      $   447,011
                                                    ===========      ===========      ===========

Reconciliation of Accumulated
   Depreciation

Balance at January 1,................               $   206,120      $   195,952      $   196,916

   Depreciation......................                    10,034           10,168           10,503
   Sales.............................                    (6,117)             -               (832)
   Foreclosures......................                       -                -            (10,635)
                                                    -----------      -----------      -----------

Balance at December 31,..............               $   210,037      $   206,120      $   195,952
                                                    ===========      ===========      ===========

                                                                     SCHEDULE IV
                             NATIONAL REALTY, L.P.
                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1994

                                                                                                                    Principal Amount
                                                                                                  Carrying Amount  of Loans Subject
                                    Final                                                         of Mortgage Net    to  Delinquent
                         Interest  Maturity                                   Prior   Face Amount    of discount/     Principal or
    Description           Rate      Date    Periodic Payment Terms            Liens   of Mortgage      premium          Interest
-------------------      --------   -------- ------------------------------  -------  -----------  ---------------  ---------------
(dollars in thousands)
FIRST MORTGAGE LOANS
--------------------
Aquarian................   10.00%   03/96    Interest due monthly.           $   -       $ 1,223      $     13         $      -
--------
Secured by apartments                                                          1,210(1)
in Tumwater, WA.

WRAPAROUND MORTGAGE LOANS
-------------------------
Nellis..................    8.50%   01/97    Monthly interest only.            2,032       5,100           384                -
------                       to                                                2,494(1)
Secured by shopping         9.50%
center in Las Vegas, NV.

Hurstbourne.............    7.00%   10/98    Monthly interest only.            2,383       4,172         3,976                -
-----------                  to
Secured by office           9.00%
complex in
Louisville, KY.

Warner Creek............    7.00%   08/96    Monthly interest only.           11,834      17,503        17,450                -
------------                 to              Prepayment with 30 days
Secured by apartments      11.00%            notice, penalty of 3.00%.
in Woodland Hills, CA.

Bridgeview..............    8.00%   02/00    Monthly interest only.            2,643       5,500         4,268                -
----------                   to              May prepay up to 25%              1,000 (1)
Secured by shopping         9.50%            of the wrap equity upon
center in La Crosse, WI.                     60 days written notice
                                             without penalty.

PARTICIPATIONS
--------------
Silver Creek............   10.00%   12/95    Annual principal payments of         -          447           447                447
------------                                 $50,000. Interest
Secured by land in                           due quarterly.
Granby, CO.

South Point Land........   11.5%    01/93    Monthly principal and interest.      -        1,487         1,487              1,487
----------------
Secured by South Point
Country Club in
Ka'u District, HI.

South Point L.P.........   10.0%    1/93     Monthly interest only.               -        1,500         1,500              1,500
----------------
Secured by 10% limited
partnership interst in
South Point Country
Club Partners.

                                                                             -------     -------      --------         ----------
                                                                             $23,596     $36,932        29,525         $    3,434
                                                                             =======     =======                       ==========
Interest receivable                                                                                        115
Deferred gains                                                                                         (16,198)
Allowance for estimated
  losses                                                                                                (1,910)
                                                                                                      --------
                                                                                                      $ 11,532
                                                                                                      ========

_________________________

(1)  Represents mortgage participations sold.

                                                                     SCHEDULE IV
                                                                     (Continued)



                             NATIONAL REALTY, L.P.
                         MORTGAGE LOANS ON REAL ESTATE





                                                       1994             1993           1992
                                                    ----------      ----------      ----------
                                                               (dollars in thousands)
Balance at January 1,................               $   29,476      $   34,712      $   34,337


Additions
   Amortization of discount..........                       73             304             130
   Principal advances................                      -               -                30
   Compounded interest...............                      -               464             -
   Other.............................                      -                 4             261

Deductions
   Foreclosures......................                      -            (5,993)            -
   Collection of principal...........                      (24)            (15)            (46)
                                                    ----------      ----------      ----------


Balance at December 31,..............               $   29,525      $   29,476      $   34,712
                                                    ==========      ==========      ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                       _________________________________

                                    PART III

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER

As partnerships, neither National Realty, L.P. ("National Realty" or the "Registrant") nor National Operating, L.P. (the "Operating Partnership" or "NOLP") (collectively the "Partnership") has officers or directors. The General Partner of the Partnership is Syntek Asset Management, L.P. ("SAMLP"), whose general partners are Gene E. Phillips and Syntek Asset Management, Inc. ("SAMI"). SAMI serves as Managing General Partner. Mr. Phillips is associated with a number of entities which have business objectives that are similar in certain respects to those of the Partnership. The Managing General Partner manages the day-to-day affairs of the Partnership which includes all decisions with respect to the acquisition, disposition, improvement, financing or refinancing of the Partnership's properties, subject to the limitations of the Moorman Settlement Agreement. See ITEM 3. "LEGAL PROCEEDINGS - Moorman Settlement." In addition, SAMI's corporate parent, Basic Capital Management, Inc. ("BCM"), performs certain administrative functions and other services for the Partnership for cost reimbursements and fees as described in ITEM 1. "BUSINESS - Management and Operations." The individual general partner of SAMLP and the executive officers of SAMI are listed below, together with their ages, terms of service, their principal occupations, business experience, and directorships with other companies during the last five years or more.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)


GENE E. PHILLIPS: Age 57, General Partner (since 1987) of SAMLP; and Chairman of the Board, Director and Chief Executive Officer (since March 1989) of SAMI, the Managing General Partner of SAMLP and a company owned by BCM.


  Director and Secretary (since 1982) and the sole shareholder of Syntek West, Inc. ("SWI"); Chairman of the Board (since 1982) and Secretary (1982 to 1990) of Syntek Investment Properties, Inc. ("SIPI"), which has invested in, developed and syndicated real estate through its subsidiaries and other related entities since 1973; Chairman of the Board (since 1978) of Hungry Bull, Inc., which owns mortgages on restaurant properties; Limited Partner (since January 1991) of Carmel Realty Services, Ltd. ("Carmel, Ltd."); Chief Executive Officer (February 1989 to September 1992) and Chairman of the Board and Director (February 1989 to December 1989) of BCM; Director and President (November 1989 to September 1992) of Carmel Realty Services, Inc. ("CRSI"); Chairman of the Board (1984 to November 1992), Director (1981 to November
  1992), Chief Executive Officer (1982 to July 1991) and President (February 1989 to July 1991) of American Realty Trust, Inc. ("ART"); Trustee or Director (January 1989 to December 1992) of Transcontinental Realty Investors, Inc. ("TCI"), Vinland Property Trust ("VPT"), National Income Realty Trust ("NIRT"), Continental Mortgage and Equity Trust ("CMET") and Income Opportunity Realty Trust ("IORT"); Trustee (1988 to November 1989) of Wespac Investors Trust ("Wespac"); and Director of Pratt Hotel Corporation (1986 to April 1989). Until January 1989, Mr. Phillips served in the following positions: Chairman of the Board and Director (from 1980) and President and Chief Executive Officer (from 1981) of Southmark Corporation ("Southmark"); Chairman of the Board and Director of Integon Corporation (from 1982), Director of NACO Finance Corporation (from 1982), Pacific Standard Life Insurance Company (from 1984), Servico, Inc. (from 1986), Southmark San Juan, Inc. (from 1987), National Heritage, Inc. (from 1987),
  J. M. Peters Company, Inc. (1987) and San Jacinto Savings Association (1987); Director and Chairman of the Board of Thousand Trails, Inc. (from 1987) and MGF Oil Corporation (from 1988).





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)


OSCAR W. CASHWELL: Age 67, Director (since March 1994) and President (since February 1994) of SAMI.

  President (since February 1994) of CMET, IORT and TCI; President and Director of Property and Asset Management (since January 1994) and Assistant to the President, Real Estate Operations (July 1989 to December 1993) of BCM; Assistant to the President, Real Estate Operations (March 1982 to June 1989) of Southmark; and Director (since November 1992) of ART.

KARL L. BLAHA: Age 46, Executive Vice President and Director of Commercial Management (since April 1992) of SAMI.

  President (since October 1993) and Executive Vice President and Director of Commercial Management (April 1992 to September 1993) of ART; Executive Vice President and Director of Commercial Management (since April 1992) of BCM, CMET, IORT and TCI; Executive Vice President (since October 1992) of Carmel Realty, Inc. ("Carmel Realty"), a company owned by SWI; Executive Vice President and Director of Commercial Management (April 1992 to February 1994) of NIRT and VPT; Partner - Director of National Real Estate Operations of First Winthrop Corporation (August 1988 to March 1992); Corporate Vice President of Southmark (April 1984 to August 1988); and President of Southmark Commercial Management (March 1986 to August 1988).

BRUCE A. ENDENDYK:  Age 46, Executive Vice President (since January 1995).

  President (since January 1995) of Carmel Realty; Executive Vice President (since January 1995) of BCM, ART, CMET, IORT and TCI; Management Consultant (November 1990 to December 1994); Executive Vice President (January 1989 to November 1990) of Southmark; President and Chief Executive Officer (March 1988 to January 1989) of Southmark Equities Corporation; and Vice President/Resident Manager (December 1975 to March 1988) of Coldwell Banker Commercial/Real Estate Services in Houston, Texas.

RANDALL M. PAULSON:  Age 48, Executive Vice President (since January 1995).

  Executive Vice President (since January 1995) of ART, CMET, IORT and TCI and (since October 1994) of BCM; Vice President (1993 to 1994) of GSSW, LP, a joint venture of Great Southern Life and Southwestern Life; Vice President (1990 to 1993) of Property Company of America Realty, Inc.; President (1990) of Paulson Realty Group; President (1983 to 1989) of Johnstown Management Company; and Vice President (1979 to 1982) of Lexton-Ancira.

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)


HAMILTON P. SCHRAUFF: Age 59, Executive Vice President and Chief Financial Officer (since October 1991) of SAMI.

  Executive Vice President and Chief Financial Officer (since October 1991) of BCM, ART, CMET, IORT and TCI; Executive Vice President and Chief Financial Officer (October 1991 to February 1994) of NIRT and VPT; Executive Vice President - Finance of Partnership Investments, Hallwood Group (December 1990 to October 1991); Vice President - Finance and Treasurer (October 1980 to October 1990) and Vice President - Finance (November 1976 to September 1980) of Texas Oil & Gas Corporation; and Assistant Treasurer - Finance Manager (February 1975 to October 1976) of Exxon U.S.A.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the directors and executive officers of the Partnership's Managing General Partner, and any persons holding more than 10% of the Partnership's units of limited partner interest are required to report their ownership of the Partnership's units and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Partnership is required to report any failure to file by these dates during 1994. All of these filing requirements were satisfied by the directors and executive officers of the Partnership's Managing General Partner and 10% holders. In making these statements, the Partnership has relied on the written representations of the directors and executive officers of the Partnership's Managing General Partner and its ten percent holders and copies of the reports that they have filed with the Commission.

Administrative Agent. Pursuant to an agreement, BCM, of which Mr. Phillips served as Chief Executive Officer until September 1, 1992, and of which Mr. Cashwell serves as President, performs certain administrative functions such as accounting services, mortgage servicing and real estate portfolio review and analysis for the Partnership on a cost reimbursement basis.

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

RYAN T. PHILLIPS:                     Director

OSCAR W. CASHWELL:                    President and Director of Property and
                                      Asset Management

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)

KARL L. BLAHA:                        Executive Vice President and Director of
                                      Commercial Management

BRUCE A. ENDENDYK:                    Executive Vice President

RANDALL M. PAULSON:                   Executive Vice President

HAMILTON P. SCHRAUFF:                 Executive Vice President and Chief
                                      Financial Officer

CLIFFORD C. TOWNS, JR.:               Executive Vice President, Finance

STEPHEN R. YOUNG:                     Executive Vice President and Director of
                                      Acquisitions

THOMAS A. HOLLAND:                    Senior Vice President and Chief
                                      Accounting Officer

ROBERT A. WALDMAN:                    Senior Vice President, Secretary and
                                      General Counsel

DREW D. POTERA:                       Vice President, Treasurer and Securities
                                      Manager

Ryan T. Phillips is Gene E. Phillips' son.

Oversight Committee.  As more fully described under ITEM 3. "LEGAL PROCEEDINGS
- Moorman Settlement," the Partnership is a party to the Moorman Settlement Agreement that, among other things, established an Oversight Committee which will exist only until termination of the Moorman Settlement Plan. The current members of the Oversight Committee are Kenneth R. Kelly, Ronald T. Baker and Joseph S. Radovsky. Mr. Kelly is the current Chairman and Secretary of the Oversight Committee.

Unanimous consent of the Oversight Committee is required, during the term of the Moorman Settlement Plan, for the Partnership to adopt a new unit purchase rights plan, or for SAMLP, on behalf of the Partnership, to enter into or modify any transaction (other than certain transactions expressly permitted by the Partnership Agreement) with an affiliate (as defined below) of the Partnership, SAMLP, or Mr. Phillips or William S. Friedman, a general partner of SAMLP until March 4, 1994. Majority consent of the Oversight Committee is required, during the term of the Moorman Settlement Plan, for SAMLP, on behalf of the Partnership, to purchase securities of other issuers other than certain money market instruments and mortgages in the ordinary course of the Partnership's business, or to enter any new line of business. For purposes of the Moorman Settlement Agreement, an "Affiliate" of the Partnership, SAMLP, or Messrs. Phillips and Friedman (each, a "Specified Party") is any person or entity that (i) directly or indirectly through one or more intermediaries controls or is controlled by or is under common control with the Specified Party, (ii) owns or controls 10% or more of the out-

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)

standing voting securities of the Specified Party, or (iii) is an officer or director of, general partner in, or serves in a similar capacity to the Specified Party or of which the Specified Party is an officer, director, or general partner or with respect to which the Specified Party serves in a similar capacity.

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

Pursuant to the Moorman Settlement Agreement, the Partnership pays each member of the Oversight Committee $50,000 per year. The Partnership's obligation to pay such compensation ceases May 9, 1995. The Partnership also pays the salary of an Oversight Committee employee, and reimburses certain of the Oversight Committee's expenses including legal fees.

The principal occupations and relevant affiliations of the Oversight Committee members, as furnished to the Partnership by such members, are as follows:

KENNETH R. KELLY: Age 48, Chairman (since January 1995) and Secretary (since July 1990) of the Oversight Committee.

   Attorney practicing in Auburn, California and President (since 1986) of Proximity Research Corporation, a real estate consulting firm.

RONALD T. BAKER: Age 47, member (since July 1990) and Chairman (July 1990 to January 1995) of the Oversight Committee.

   President of INVENEX (formerly known as Partnership Securities Exchange, Inc.) ("INVENEX") , a company engaged in the trading of partnership securities. INVENEX was one of the initial plaintiffs in the Moorman action discussed in ITEM 3. "LEGAL PROCEEDINGS - Moorman Settlement."

JOSEPH S. RADOVSKY:  Age 51, member (since July 1992) of the Oversight
Committee.

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

The Fairness Committee consisted of two members until February 1995, when Raymond V. J. Schrag resigned. The remaining member of the Fairness Committee is Willie K. Davis, who is Chairman and 50% shareholder of Mid-South Financial Corporation, a holding company for Mid-South Mortgage Company and Gibbs Mortgage Company; Chairman, President and sole shareholder of FMS, Inc., a property management and real estate development firm; President of BVT Management Services, Inc., a real estate advisory and tax service firm; Director of SouthTrust Bank of Middle Tennessee; Trustee and Treasurer of Baptist Hospital, Inc., a Tennessee general welfare nonprofit corporation; and Trustee of National Income Realty Trust. Until March 7, 1995, Mr. Davis served as a trustee or director of CMET, IORT and TCI.

Audit Committee. National Realty's Audit Committee, which reviews certain matters relating to the Partnership's auditors and annual and quarterly financial statements, was established effective August 3, 1990, pursuant to the Moorman Settlement Agreement. The chairman and only member of the Audit Committee is Harry J. Reidler, an attorney in private practice in Englewood, New Jersey.

Mr. Reidler has performed legal services for the Partnership.

Litigation and Claims Involving Mr. Phillips

Southmark Bankruptcy. Until January 1989, Mr. Phillips, a director, Chairman of the Board and Chief Executive Officer of SAMI, served as Chairman of the Board and director (since 1980) and President and Chief Executive Officer (since 1981) of Southmark. As a result of a deadlock on Southmark's Board of Directors, Mr. Phillips, among others, reached an agreement whereby Mr. Phillips resigned his positions with Southmark and certain of Southmark's subsidiaries and affiliates. Southmark filed a voluntary petition in bankruptcy under Chapter 11 of the United States Bankruptcy Code on July 14, 1989.

San Jacinto Savings Association. On November 30, 1990, San Jacinto Savings Association ("SJSA"), a savings institution that was owned by

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)

Litigation and Claims Involving Mr. Phillips
(Continued)

Southmark since 1983 and for which Mr. Phillips served as a director from 1987 to January 1989, was placed under conservatorship of the Resolution Trust Corporation ("RTC") by federal banking authorities. On December 14, 1990, SJSA was converted into a Federal Association and placed in receivership. On November 26, 1993, the RTC filed lawsuits in Dallas and New York City against Mr. Phillips, six former directors, auditors and lawyers of SJSA, alleging that the auditors and former directors could and should have stopped SJSA's poor lending practices during the period it was owned by Southmark and that the former directors abdicated their responsibility for reviewing loans during the same period. The Office of Thrift Supervision ("OTS") also conducted a formal examination of SJSA and its affiliates.

On November 21, 1994, Mr. Phillips entered into an agreement with the RTC and OTS settling all claims relating to his involvement with SJSA.

Litigation Against Southmark and its Affiliates Alleging Fraud or Mismanagement. There were several lawsuits filed against Southmark, its former officers and directors (including Mr. Phillips) and others, alleging, among other things, that such persons and entities engaged in conduct designed to defraud and mislead the investing public by intentionally misrepresenting the financial condition of Southmark. All such lawsuits have been settled or dismissed without any findings or admissions of wrongdoing by Mr. Phillips. NEITHER NATIONAL REALTY, THE OPERATING PARTNERSHIP, SAMLP NOR SAMI WAS A DEFENDANT IN ANY OF THESE LAWSUITS.

Litigation Relating to Lincoln Savings and Loan Association, F.A. In an action filed in the United States District Court for the District of Arizona on behalf of Lincoln Savings and Loan Association, F.A. ("Lincoln") and captioned RTC v. Charles H. Keating, Jr., et al, the RTC alleged that Charles H. Keating, Jr. and other persons, including Mr. Phillips, fraudulently diverted funds from Lincoln.

The RTC alleged that Mr. Phillips aided and abetted the insider defendants in a scheme to defraud Lincoln and its regulators; that Southmark, its subsidiaries and affiliates, including SJSA, facilitated and concealed the use of Lincoln funds to finance the sale, at inflated prices, of assets of Lincoln's parent, American Continental Corp. ("ACC"), in return for loans from Lincoln and participations in contrived transactions; and that the insider defendants caused Southmark to purchase ACC assets at inflated prices. The RTC alleged that Lincoln and/or ACC engaged in three illegal transactions with Southmark or its affiliates while Mr. Phillips was affiliated with Southmark. Southmark was not a defendant in this action.

The RTC alleged nine separate causes of action against Mr. Phillips, including aiding and abetting the violation of, and conspiracy to violate, federal and state Racketeer Influenced and Corrupt Organiza-

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)

Litigation and Claims Involving Mr. Phillips
(Continued)

tions Act ("RICO") statutes, violations of Arizona felony statutes, common law fraud, civil conspiracy and breach of fiduciary duty. The RTC sought to recover from the defendants more than $1 billion, as well as treble damages under the federal RICO statute, punitive damages of at least $100 million and attorneys' fees and costs.

On November 21, 1994, Mr. Phillips entered into an agreement with the RTC settling all claims relating to his involvement with Lincoln.

Southmark Partnership Litigation. One of Southmark's principal businesses was real estate syndication and from 1981 to 1987 Southmark raised over $500 million in investments from limited partners in several hundred limited partnerships. The following two lawsuits related to and involved such activities.

In an action filed in May 1992 in a Texas state court captioned HCW Pension Real Estate Fund, et al. v. Phillips et al., the plaintiffs, fifteen former Southmark related public limited partnerships, alleged that the defendants violated the partnership agreements by charging certain administrative costs and expenses to the plaintiffs. The complaint alleged claims for breach of fiduciary duty, fraud and conspiracy to commit to fraud and sought to recover actual damages of approximately $12.6 million plus punitive damages, attorneys' fees and costs. The defendants included, among others, Mr.. Phillips. In October 1993, the court granted partial summary judgment in favor of Mr. Phillips on the plaintiffs' breach of fiduciary duty claims. Notice of non-suit in favor of Mr. Phillips was entered on March 9, 1994.

In an action filed in January 1993 in a Michigan state court captioned Van Buren Associates Limited Partnership, et al. v. Friedman, et al., the plaintiff, a former Southmark sponsored limited partnership, alleged a claim for breach of fiduciary duty in connection with the 1988 transfer of certain property by the partnership. The plaintiff sought damages in an unspecified amount, plus costs and attorneys' fees. The plaintiff also sought quiet title to the property at issue. The defendants included, among others, Mr. Phillips. The lawsuit was settled in November 1994.

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

The Moorman Settlement Agreement provides that effective May 1, 1990 the Partnership's future reimbursement of any salaries which may be paid to Messrs. Phillips and Friedman shall be limited to an aggregate of $500,000 per year, for any such reimbursement of salaries to be deferred until such time as a Target, as defined in the Moorman Settlement Agreement, may be met and, if SAMLP resigns as General Partner during the pendency of the Moorman Settlement Plan, for the waiver of any reimbursement of salary so deferred. Accordingly, no reimbursement for the salaries of Messrs. Phillips and Friedman was charged to or paid by the Partnership in 1994, 1993, 1992 or 1991. Mr. Friedman resigned as a general partner of SAMLP on March 4, 1994.

Mr. Phillips may indirectly benefit from other payments made by the Partnership to certain related parties.

Mr. Davis received $4,000 in 1994 for serving on the Partnership's Fairness Committee. Mr. Schrag, who served on the Fairness Committee until February 1995, also received $4,000 for serving on such committee in 1994. Mr. Reidler received $4,000 in 1994 for serving on the Partnership's Audit Committee. Messrs. Kelly, Baker and Radovsky each received $50,000 in 1994 for serving on the Oversight Committee. See ITEM 10. "GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER."





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

Performance Graph

The following performance graph compares the cumulative total unitholder return on the Partnership's units of limited partner interest with the Dow Jones Market Index ("DJ Market Index") and the Dow Jones Real Estate Index ("DJ Real Estate Index"). The comparison assumes that $100 was invested on December 31, 1989 in the Partnership's units of limited partner interest and in each of the indices and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.

                           COMPARISON OF FIVE YEAR
                           CUMULATIVE TOTAL RETURN

                                   [GRAPH]



=======================================================================================================================
                                              1989        1990        1991         1992         1993          1994
-----------------------------------------------------------------------------------------------------------------------
  THE PARTNERSHIP                                100           90         126         212           268           341
-----------------------------------------------------------------------------------------------------------------------
  DJ EQUITY MARKET INDEX                         100           96         127         138           152           153
-----------------------------------------------------------------------------------------------------------------------
  DJ REAL ESTATE INDEX                           100           66          74          67            78            74
=======================================================================================================================

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of National Realty's units of limited partner interest, both beneficially and of record, both individually and in the aggregate, for those persons known by National Realty to be beneficial owners of more than 5% of its units of limited partner interest, as of the close of business on March 17, 1995.

                                                     Amount and Nature
    Name and Address of                                of Beneficial                 Percent of
     Beneficial Owner                                    Ownership                    Class (1)
---------------------------                          -----------------               -----------
American Realty Trust, Inc.                                  1,047,879                 49.0%
10670 N. Central Expressway
Suite 300
Dallas, Texas 75231

----------------------------

(1) Percentage is based upon 2,139,395 units of limited partner interest outstanding at March 17, 1995.

Security Ownership of Management. The following table sets forth the ownership of National Realty's units of limited partner interest, both beneficially and of record, both individually and in the aggregate, by SAMLP, the general partners of SAMLP, and the executive officers and directors of SAMI, as of the close of business on March 17, 1995.

                                                                                         Percent of
  Name of Beneficial Owner                      Number of Units                          Units (1)
-----------------------------                -------------------                         ----------
SAMLP, the general                               1,124,504  (2)                             52.6%
partners of SAMLP, and
the executive officers
and directors of SAMI
as a group (6 individuals)

-----------------------

(1) Percentage is based upon 2,139,395 units of limited partner interest outstanding as of March 17, 1995.

(2) Includes 1,047,879 units owned by ART and 76,625 units owned by BCM, of which the general partners of SAMLP and executive officers of SAMI, ART and BCM may be deemed to be the beneficial owners by virtue of their positions as general partners of SAMLP and executive officers of SAMI, ART and BCM. SAMLP's general partners and the executive officers of SAMI, ART and BCM disclaim beneficial ownership of such units.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

National Realty is the sole limited partner of the Operating Partnership and owns 99% of the beneficial interest in the Operating Partnership. SAMLP is the general partner of, and owner of a 1% beneficial interest in, each of National Realty and the Operating Partnership. Southmark Asset Management, Inc., a wholly-owned subsidiary of Southmark, was the managing general partner of SAMLP until January 17, 1989, when it transferred its 96% limited partnership interest to ART, a real estate investment company of which Messrs. Phillips and Friedman served as officers and directors until November 16, 1992 and December 31, 1992, respectively. As a result, Messrs. Phillips and Friedman became the sole general partners of SAMLP, and each owned 2% of the beneficial interest in SAMLP. On February 25, 1992, ART transferred a 19.2% limited partner interest in SAMLP to Southmark pursuant to the settlement of litigation with Southmark in December 1991. See ITEM 3. "LEGAL PROCEEDINGS
- Southmark Litigation."

On July 18, 1989, Messrs. Phillips and Friedman each assigned .05% of their general partner interest in SAMLP to SAMI, a company of which Mr. Phillips serves as a director, Chairman of the Board and Chief Executive Officer and of which BCM is the sole shareholder. On March 4, 1994, Mr. Friedman resigned as a general partner of SAMLP. As a result, Mr. Phillips and SAMI are the general partners of SAMLP, with 1.95% and .10%, respectively, of the beneficial interest in SAMLP. Mr. Friedman's 1.95% interest in SAMLP is now a limited partner interest. SAMI was appointed Managing General Partner of SAMLP on June 18, 1990. Oscar W. Cashwell, President and director of SAMI, was Assistant to the President, Real Estate Operations of Southmark from March 1982 to June 1989. Karl Blaha, Executive Vice President and Director of Commercial Management of SAMI, was Corporate Vice President of Southmark from April 1984 to August 1988 and President of Southmark Commercial Management from March 1986 to August 1988. Bruce A. Endendyk, Executive Vice President of SAMI, was Executive Vice President from January 1989 to November 1990 of Southmark and President and Chief Executive Officer of Southmark Equities Corporation from March 1988 to January 1989. Thomas A. Holland, Senior Vice President and Chief Accounting Officer of SAMI, was Vice President and Controller of Southmark from December 1986 to June 1990.

Since February 1, 1990, affiliates of the Managing General Partner have provided property management services to the Partnership. Currently, Carmel, Ltd. provides property management services for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the property-level management services to the Partnership at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) SWI, of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of Mr. Phillips' children. BCM is a company which is owned by a trust for the benefit of the children of Mr. Phillips. BCM performs certain administrative and other functions for the Partnership. See ITEM 1. "BUSINESS
- Management and Operations" and ITEM 11. "EXECUTIVE COMPENSATION." Search/Lodges Diversified, L.P., in which BCM is a limited partner, served as landlord for the Partnership until December 31, 1994.

Messrs. Cashwell, Blaha, Endendyk, Paulson and Schrauff serve as executive officers of BCM. Mr. Phillips served as a director until December 1989 and Chief Executive Officer until September 1, 1992, of BCM. Mr. Phillips is a limited partner of Carmel, Ltd., which since February 1, 1991 has performed property management services for the Partnership's properties. Messrs. Cashwell, Blaha, Endendyk, Paulson and Schrauff serve as executive officers or directors of CMET, IORT, TCI and ART. BCM serves as advisor to CMET, IORT, TCI and ART.

Mr. Davis, who serves on the Fairness Committee, and Mr. Schrag, who served on the Fairness Committee until February 1995, both served as trustees or directors of CMET, IORT and TCI until March 1995 and August 1994, respectively. Proximity Research Corporation, a company of which Mr. Kelly, who serves as Chairman and Secretary of the Oversight Committee, has provided professional services to the Partnership.

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

In September 1994, the Partnership sold the Creekwood Apartments in College Park, Georgia to Minority and Elderly Housing Assistance Foundation, Inc. ("MEHAF") for $6.0 million. The Partnership has accounted for the sale as a financing transaction, having provided financing of the purchaser's down payment. On the date of sale, the purchaser obtained new first mortgage financing from an independent lending institution in the amount of $3.0 million. The Partnership received $1.3 million in excess proceeds from the new financing, after the payoff of the existing mortgage in the amount of $1.1 million and the funding of required repair escrows and closing costs associated with the financing. The Partnership has recorded the extinguishment of the then existing mortgage debt as well as the new first mortgage. Ted P. Stokely, a trustee or director and Chairman of the Board of CMET, IORT and TCI and the General Manager of MEHAF.

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

GCLP transferred the acquired apartment assets in exchange for a 99% limited partner interest in each of 52 single asset limited partnerships which were formed for the purpose of operating, refinancing and holding title to the 52 apartment complexes previously owned by the Operating Partnership. The transfer of the 52 apartment complexes and the wraparound note receivable were effective November 25, 1992. The common stock of Garden Capital Incorporated ("GCI") and GCMI is owned by John A. Doyle (20%), Richard A. Green (40%) and Henry W. Simon (40%).

The Partnership has paid and pays cost reimbursements, property management fees or other cash compensation to BCM and its affiliates and other related parties as described in ITEM 11. "EXECUTIVE COMPENSATION" and ITEM 1. "BUSINESS - Management and Operations." BCM performs certain administrative functions for the Partnership on a cost reimbursement basis. The Fairness Committee has approved the formula for computing the Partnership's proportionate share of certain of BCM's reimbursable costs. GCMI performs administrative functions, similar to those performed for the Partnership by BCM, for GCLP on a cost reimbursement basis. Since February 1, 1990, affiliates of BCM have provided property management services to the Partnership. Currently, Carmel, Ltd., provides such property management services. Carmel, Ltd. subcontracts with other entities for the property-level management services to the Partnership. Carmel, Ltd. subcontracts the property-level management and leasing of twelve of the Partnership's commercial properties to Carmel Realty, which is a company owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd. Carmel, Ltd. does not perform property management services to the properties transferred to GCLP. Carmel, Ltd. and Carmel Realty also perform similar services for ART, CMET, IORT and TCI. See NOTE 11. "GENERAL PARTNER FEES AND COMPENSATION" included in Notes to Consolidated Financial Statements at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA," for a summary of fees paid and costs reimbursed by the Partnership.

The Partnership's Fairness Committee periodically reviews certain transactions between the Partnership and its affiliates. See ITEM 1. "BUSINESS - Management and Operations." The Fairness Committee has approved the terms of the Partnership's contracts and terms for services and reimbursements with affiliates.

The Partnership's Oversight Committee must approve certain types of transactions between the Partnership and SAMLP or its affiliates, as defined in the Moorman Settlement Agreement. See ITEM 3. "LEGAL PROCEEDINGS - Moorman Settlement."

Indebtedness of Management

In return for its 1% interest in National Realty, the General Partner was required to make aggregate capital contributions to National Realty in an amount equal to 1.01% of the total initial capital contributions to the Partnership. The General Partner contributed $500,000 cash with the remaining portion evidenced by a promissory note in the principal amount of $4.2 million, bearing interest at the rate of 10% per annum compounded semi-annually and payable on the earlier of September 18, 2007, liquidation of the Partnership or a termination of the General Partner's interest in the Partnership. As of December 31, 1994, no payments had been received on such note. At December 31, 1994, accrued and unpaid interest on the note totaled $4.3 million.


                         ______________________________


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
         FORM 8-K


(a)   The following documents are filed as part of this Report:

1. Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets -
   December 31, 1994 and 1993

Consolidated Statements of Operations -
   Years Ended December 31, 1994, 1993 and 1992

Consolidated Statements of Changes in Partners' Equity (Deficit) -
   Years Ended December 31, 1994, 1993 and 1992

Consolidated Statements of Cash Flows -
   Years Ended December 31, 1994, 1993 and 1992

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule III - Real Estate and Accumulated Depreciation

Schedule IV  - Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the Notes thereto.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
                 FORM 8-K (Continued)


3.         Exhibits

The following documents are filed as Exhibits to this Report:


Exhibit
Number                                                   Description
-------    -------------------------------------------------------------------------------------------------------------
 3.0       National Realty, L.P. Amended and Restated Certificate of Limited Partnership, dated March 4, 1987
           (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement No. 33-16215 on Form S-
           4).

 3.1       National Realty, L.P. First Amended and Restated Agreement of Limited Partnership, dated as of January 29,
           1987 (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement No. 33-16215 on
           Form S-4).

 3.2       Certificate of Amendment of Limited Partnership Agreement of National Realty, L.P. dated as of May 14, 1990
           (incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990).

 4.0       Indenture, dated as of September 18, 1987, by and between National Realty, L.P. and Mellon Bank, N.A.
           (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement No. 33-16215 on Form
           S-4).

 4.1       Amendment No. 1, dated as of December 28, 1987, to Trust Indenture between National Realty, L.P. and Mellon
           Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the
           year ended December 31, 1988).

 4.2       Form of Warrant Agreement between National Realty, L.P. and American Stock Transfer and Trust Company, as
           Warrant Agent (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement No. 33-
           38352 on Form S-11)

10.0       Loan Agreement dated as of November 24, 1992 by and among First Commonwealth Realty Credit Corporation as
           Lender, and Garden Kimberly Woods L.P. et. al., as Borrower. (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

11.0       Computation of Earnings Per Unit.

21.0       Subsidiaries of the Registrant.

27.0       Financial Data Schedule.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


Exhibit
Number                                                   Description
-------    -------------------------------------------------------------------------------------------------------------
99.0       Agreement of Limited Partnership of National Operating, L.P. (incorporated by reference to Exhibit 4.3 to the
           Registrant's Registration Statement No. 33-16215 on Form S-4).

99.1       Limited Partnership Agreement of Garden Capital, L.P. between Garden Capital Management Incorporated and
           National Operating, L.P. (incorporated by reference to Exhibit 28.2 to the Registrant's Annual Report on Form
           10-K for the year ended December 31, 1992).

99.2       Settlement Agreement, dated as of May 9, 1990, relating to the action entitled Moorman et. al v. Southmark
           Corporation et al. (incorporated by reference to Exhibit 5.1 to Registrant's Quarterly Report on Form 10-Q
           for the quarter ended March 31, 1990).

99.3       Settlement Agreement and Mutual Release, dated as of December 27, 1991, between Southmark Corporation, et al and Gene E. Phillips, et al (incorporated by reference to the Registrant's Current Report on Form 8-K, dated
           December 27, 1991).

99.4       Term Sheet, dated October 6, 1993, among National Realty, L.P., Syntek Asset Management, L.P., National
           Realty, L.P. Oversight Committee and American Realty Trust, Inc. (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K, dated October 6, 1993).


(b)        Reports on Form 8-K

   None

                             NATIONAL REALTY, L.P.
                                 Signature Page

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NATIONAL REALTY, L.P.

                               By its General Partner:

                               SYNTEK ASSET MANAGEMENT, L.P.

                               By its General Partners:

                               SYNTEK ASSET MANAGEMENT, INC.





                               By:         /s/ Oscar W. Cashwell
                                  -------------------------------------------
                                      Oscar W. Cashwell
                                      President and Director





                                           /s/ Gene E. Phillips
                                  -------------------------------------------
                                      Gene E. Phillips


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

       Signature                                          Title                                        Date
       ---------                                          -----                                        ----
SYNTEK ASSET MANAGEMENT, INC.                   Managing General Partner




By:      /s/ Oscar W. Cashwell                                                                    March 30, 1995
   ---------------------------------
Oscar W. Cashwell
President and Director




         /s/ Gene E. Phillips                   General Partner of                                March 30, 1995
------------------------------------            Syntek Asset Management, L.P.
Gene E. Phillips                                and Director of Syntek Asset
                                                Management, Inc.

                             NATIONAL REALTY, L.P.

                                  EXHIBITS TO
                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 1994





Exhibit
Number                            Description                                         Page
-------                        -----------------                                     ------
11.0                            Computation of Earnings Per Unit.                      95

21.0                            Subsidiaries of the Registrant.                        96

27.0                            Financial Data Schedule                                97