Form 10-Q
period 1995-03-31
NATIONAL REALTY L P
filed 1995-05-11
CIK 819671

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED MARCH 31, 1995
                                                          --------------


                         Commission File Number 1-9648
                                                ------


                             NATIONAL REALTY, L.P.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



           Delaware                                            75-2163175
- -------------------------------                            -------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

10670 North Central Expressway, Suite 300, Dallas, Texas          75231
- -------------------------------------------------------------------------------
          (Address of Principal Executive Office)               (Zip Code)


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
                                               ---      ---


Units of Limited Partner Interest                      2,139,386
- ---------------------------------          -------------------------------
         (Class)                           (Outstanding at April 28, 1995)

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


                             NATIONAL REALTY, L.P.
                          CONSOLIDATED BALANCE SHEETS


                                                       March 31,           December 31,
                                                         1995                  1994
                                                     -------------         ------------
                                                           (dollars in thousands)
                   Assets
                   ------

Real estate held for investment
 Land............................................    $       47,270       $       46,842
 Buildings and improvements......................           353,846              352,219
                                                     --------------       --------------
                                                            401,116              399,061

 Less - accumulated depreciation.................          (188,366)            (186,161)
                                                     --------------       --------------
                                                            212,750              212,900

Real estate held for sale........................            52,562               52,511
 Less - Accumulated depreciation.................           (24,231)             (23,876)
                                                     --------------       --------------
                                                             28,331               28,635

Notes and interest receivable, net of deferred
 gains of $16,198 in 1994 and 1995...............            13,458               13,442
 Less - allowance for estimated losses...........            (1,910)              (1,910)
                                                     --------------       --------------
                                                             11,548               11,532

Cash and cash equivalents.........................            3,525                3,748
Accounts receivable...............................            2,023                1,975
Prepaid expenses..................................              655                  695
Escrow deposits and other assets..................           10,764               11,500
Marketable equity securities of affiliate, at
 market...........................................              642                  636
Deferred financing costs..........................           14,742               15,321
Amounts due from affiliates.......................            1,728                3,198
                                                     --------------       --------------
                                                     $      286,708       $      290,140
                                                     ==============       ==============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                    CONSOLIDATED BALANCE SHEETS - Continued


                                                          March 31,           December 31,
                                                            1995                  1994
                                                       -------------          ------------
                                                              (dollars in thousands)
    Liabilities and Partners' Equity (Deficit)
    ------------------------------------------

Liabilities
 Notes and interest payable......................      $      326,806       $      326,775
 Pension notes and related interest payable......              11,081               10,769
 Accrued property taxes..........................               5,102                6,967
 Accounts payable and other liabilities..........               5,536                5,901
 Tenant security deposits........................               2,832                2,751
                                                       --------------       --------------
                                                              351,357              353,163

Commitments and contingencies

Redeemable General Partner Interest..............              28,800               28,800

Partners' equity (deficit)
 General Partner.................................               2,556                2,580
 Limited Partners (2,139,394 units in 1995 and
    2,139,418 units in 1994).....................             (63,403)             (61,795)
 Unrealized gain on marketable equity securities.                 373                  367
                                                       --------------       --------------
                                                              (60,474)             (58,848)

 Less - Redeemable General Partner Interest......             (32,975)             (32,975)
                                                       --------------       --------------

                                                              (93,449)             (91,823)
                                                       --------------       --------------

                                                       $      286,708       $      290,140
                                                       ==============       ==============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                              For the Three Months
                                                                 Ended March 31,
                                                       ---------------------------------
                                                            1995                1994
                                                       ---------------     -------------
                                                             (dollars in thousands,
                                                               except per unit)
Revenues
 Rents.............................................    $        26,248     $      25,744
 Interest..........................................                665               592
                                                       ---------------     -------------
                                                                26,913            26,336
Expenses
 Interest..........................................              8,515             8,573
 Depreciation & amortization.......................              2,560             2,519
 Property taxes & insurance........................              2,983             2,917
 Utilities.........................................              2,950             3,181
 Property-level payroll costs......................              1,708             1,601
 Repairs and maintenance...........................              5,360             4,842
 Other operating expenses..........................              1,168             1,140
 Property management fees..........................              1,130             1,120
 General and administrative........................              1,743             1,513
                                                       ---------------     -------------
                                                                28,117            27,406
                                                       ---------------     -------------

Net (loss).........................................    $        (1,204)    $      (1,070)
                                                       ===============     =============
Earnings per unit
 Net (loss)........................................    $          (.55)    $        (.49)
                                                       ===============     =============
Weighted average units of limited partner interest
 used in computing earnings per unit...............          2,139,404         2,139,607
                                                       ===============     =============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995



                                                                             Unrealized
                                                                               Gain On              Redeemable
                                                                             Marketable               General         Partners'
                                       General          Limited                Equity                 Partner          Equity
                                       Partner          Partners             Securities              Interest         (Deficit)
                                    ------------      --------------        ------------          -------------      -----------
                                                                        (dollars in thousands)
Balance, January 1, 1995.........   $      2,580      $      (61,795)       $        367           $    (32,975)     $   (91,823)

Distributions ($.20 per unit)....            -                  (428)                -                      -               (428)

Unrealized gain on marketable
 equity securities of affiliate..            -                   -                     6                    -                  6


Net (loss).......................            (24)             (1,180)                -                      -             (1,204)
                                    ------------      --------------        ------------          -------------      -----------

Balance, March 31, 1995..........   $      2,556      $      (63,403)       $        373           $    (32,975)     $   (93,449)
                                    ============      ==============        ============           ============      ===========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Three Months
                                                              Ended March 31,
                                                    -----------------------------------
                                                         1995                 1994
                                                    --------------       --------------
                                                          (dollars in thousands)
Cash Flows From Operating Activities
 Rents collected.................................   $       26,040       $       26,006
 Interest collected..............................              645                  345
 Interest paid...................................           (7,644)              (7,753)
 Payments for property operations................          (16,627)             (15,599)
 General and administrative expenses paid........           (1,678)              (1,311)
 Deferred financing costs........................              -                   (461)
                                                    --------------       --------------
    Net cash provided by operating activities....              736                1,227

Cash Flows From Investing Activities
 Acquisition of real estate......................             (463)                 -
 Real estate improvements........................             (393)                (199)
 Collections on notes receivable.................                5                    5
                                                    --------------       --------------
    Net cash (used in) investing activities......             (851)                (194)

Cash Flows From Financing Activities
 Borrowings from financial institutions..........              -                  4,743
 Payments from (to) affiliates, net..............            1,470                 (555)
 Payments of mortgage notes payable..............           (1,150)              (5,258)
 Distributions to unitholders....................             (428)                (389)
                                                    --------------       --------------
    Net cash (used in) financing activities......             (108)              (1,459)
                                                    --------------       --------------

    Net increase (decrease) in cash and
 cash equivalents................................             (223)                (426)

Cash and cash equivalents at beginning of period.            3,748                4,038
                                                    --------------       --------------
Cash and cash equivalents at end of period.......   $        3,525       $        3,612
                                                    ==============       ==============

Reconciliation of net (loss) to net cash
 provided by operating activities
Net (loss).......................................   $       (1,204)      $       (1,070)
 Adjustments to reconcile net (loss) to net
    cash provided by operating activities
 Depreciation and amortization...................            3,139                3,084
 Extraordinary gain..............................              -                    -
 Decrease in other assets........................              692                  558
 (Increase) in interest receivable...............               (9)                (226)
 Increase in interest payable....................              279                  200
 (Decrease) in other liabilities.................           (2,161)              (1,319)
                                                    --------------       --------------
    Net cash provided by operating activities....   $          736       $        1,227
                                                    ==============       ==============

Schedule of noncash financing activities

 Unrealized gain on marketable equity securities
    of affiliate.................................   $            6       $           31

 Note payable from acquisition of real estate....            1,200                  -


The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements of National Realty, L.P. and consolidated entities (the "Partnership") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").

Certain 1994 balances have been reclassified to conform to the 1995 presentation.

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

NOTE 3.  REAL ESTATE

In March 1995, the Partnership purchased the Chalet II Apartments, a 72 unit apartment complex in Topeka, Kansas, for $1.6 million. The Partnership paid $439,000 in cash and obtained new first mortgage financing of $1.2 million.
The mortgage bears interest at a rate of prime plus 1%, currently 10% per annum, requires monthly payments of principal and interest, currently $12,000, and matures in March 2002. The Partnership, in accordance with the Partnership Agreement, paid a real estate brokerage commission of $49,000 to Carmel Realty, Inc. , an affiliate of the Partnership's managing general partner, based on the $1.6 million purchase price of the property.

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  WARRANTS

Pursuant to a litigation settlement agreement, on February 14, 1992, the Partnership issued 2,692,773 warrants to purchase an aggregate of 673,193 of its units of limited partner interest subject to adjustment. Each warrant entitles the holder thereof to purchase one quarter of one unit at the exercise price ($12.00 per warrant), equal to $48.00 per unit, subject to adjustment. The warrants may be exercised for five years from the February 14, 1992 date of issuance or until earlier redemption. See NOTE 6. "LEGAL PROCEEDINGS - Moorman Settlement."

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

The terms of the Moorman Settlement Agreement are complex and the following summary is qualified in its entirety by reference to the text hereof, which was previously included as an exhibit to a Partnership filing with the Securities and Exchange Commission. The Moorman Settlement Agreement provides for a plan (the "Moorman Settlement Plan") consisting of, among other things, the following: (i) the appointment and operation of a committee (the "Oversight Committee") to oversee the implementation of the Moorman Settlement Plan, (ii) the appointment and operation of an audit committee having a majority of members unaffiliated with Messrs. Phillips and Friedman or SAMLP, (iii) the establishment of specified annually increasing targets described below

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  LEGAL PROCEEDINGS (Continued)

(each a "Target") for each of the next five years through May 1993, relating to the price of the units of limited partner interest as decreased for certain distributions to unitholders, (iv) an agreement by SAMLP not to seek reimbursement of greater than $500,000 per year for Messrs. Phillips' and Friedman's salaries for serving as general partners of SAMLP, (Mr. Friedman resigned as general partner of SAMLP effective March 4, 1994) and a deferral of such payments until such time as a Target may be met, and, if SAMLP resigns as General Partner, a waiver of any compensation so deferred, (v) a deferral until such time as a Target may be met of certain future annual General Partner compensation payable, pursuant to the Partnership's governing documents, to SAMLP or its affiliates, and, if SAMLP resigns as General Partner, a waiver of any compensation so deferred, (vi) the required distribution to unitholders of all the Partnership's operating cash flow in excess of certain renovation costs, unless the Oversight Committee approves alternative uses for such operating cash flow, (vii) the issuance of Warrants to purchase an aggregate of up to 687,500 units (the "Warrants") to Class Members, (viii) the contribution by certain co-defendants of cash and notes payable to the Partnership aggregating $5.5 million (including $2.5 million contributed by SAMLP and its general partners over a four- year period), (ix) the amendment of the Partnership Agreement to reduce the vote required to remove the General Partner from a two-thirds vote to a majority vote of the units, (x) the Partnership's redemption of its unit purchase rights and an agreement not to adopt a similar rights plan without Oversight Committee approval and (xi) the Partnership's payment of certain settlement costs, including plaintiffs' attorneys' fees in the amount of $3.4 million. The Moorman Settlement Plan will remain in effect until SAMLP has resigned as General Partner and a successor general partner is elected and takes office, and the Warrants will remain exercisable for five years from the February 14, 1992 date of issuance or until earlier redemption.

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

Upon, among other things, the withdrawal of SAMLP as General Partner and the due election and taking office of a successor, the Moorman Settle-

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  LEGAL PROCEEDINGS (Continued)

ment Plan would terminate. Withdrawal of SAMLP as General Partner pursuant to the Moorman Settlement Agreement requires unitholders to elect a successor general partner by majority vote. Upon the withdrawal or removal of the General Partner without the selection of a successor, the Partnership would be dissolved.

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

The withdrawal of the General Partner would require the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. Under the Moorman Settlement Agreement, payment for such Redeemable General Partner Interest, fees and other compensation may, at the Oversight Committee's option, be paid over a three year period pursuant to a secured promissory note bearing interest at the prime rate and containing commercially reasonable terms and collateral. Under the Moorman Settlement Plan, the purchase price for Redeemable General Partner Interest would be calculated, as of the time SAMLP withdraws as General Partner under the Partnership's governing documents. The Managing General Partner has calculated the Redeemable General Partner Interest at December 31, 1994 to be $33.0 million, and believes there has been no material change in such value since such date. The Partnership would be entitled to offset against any such payment the then outstanding principal balance ($4.2 million at March 31, 1995) plus all accrued but unpaid interest ($4.5 million at March 31, 1995) on the note receivable from SAMLP for its capital contribution to the Partnership. In the accompanying Consolidated Balance Sheets, the Redeemable General Partner Interest is shown as a reduction of Partners' Equity. The note receivable from the General Partner has been offset against the Redeemable General Partner Interest. The Oversight Committee previously has informed the Partnership that it calculated the amount of such

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  LEGAL PROCEEDINGS (Continued)

Redeemable General Partner Interest to be less than the amount calculated by the Managing General Partner. When SAMLP withdraws as General Partner of the Partnership, the value of the Redeemable General Partner Interest would depend on the fair value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation. Any dispute pertaining to the amount of Redeemable General Partner Interest upon withdrawal of SAMLP, will be resolved by the Supervising Judge.

On January 27, 1995, National Realty, SAMLP, the Oversight Committee and William H. Elliott executed an Implementation Agreement which provides for the nomination of an entity controlled by Mr. Elliott as successor general partner and for the resolution of all related matters under the Moorman Settlement. The Implementation Agreement was subject to receipt of a notice from Mr. Elliott that he consented to stand for election as the successor general partner. On April 20, 1995, Mr. Elliott formally notified the parties that he would stand for such election.

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

Upon approval by the unitholders, SAMLP shall withdraw as General Partner and the successor general partner shall take office. If the required approvals are obtained, National Realty anticipates that the successor general partner may be elected and take office during the third or fourth quarter of 1995.

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

Upon the election and taking office of the successor general partner, the Moorman Settlement Plan and the Oversight Committee shall termi-

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  LEGAL PROCEEDINGS (Continued)

nate. If the successor general partner nominee is not elected, the existing Moorman Settlement Agreement shall remain in full force and effect and all of the provisions of the Implementation Agreement shall be voided.

Other. The Partnership is involved in various lawsuits arising in the ordinary course of business. Management of the Partnership is of the opinion that the outcome of these lawsuits would have no material impact on the Partnership's financial condition.

                       __________________________________


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

Cash and cash equivalents aggregated $3.5 million at March 31, 1995 compared to $3.7 million at December 31, 1994. The principal reasons for this decrease in cash are discussed in the paragraphs below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

The Managing General Partner of the Partnership's General Partner has discretion in determining methods of obtaining funds for the Partnership's operations. The Partnership's governing documents place no limitation on the amount of leverage that the Partnership may incur either in the aggregate or with respect to any particular property or other investment. At March 31, 1995, the aggregate loan-to-value ratio of the Partnership's real estate portfolio was 49.6%, computed on the basis of the ratio of total property-related debt to aggregate appraised values as of December 31, 1994, as compared with a loan-to-value ratio of 47.9% at December 31, 1994.

The Partnership's principal sources of cash flow have been and will continue to be from property operations and externally generated funds. Externally generated funds include borrowings, proceeds from the sale of Partnership properties and other assets and proceeds from the issuance of debt secured by Partnership properties or mortgage notes receivable. The Partnership expects the cash flow from property operations together with externally generated funds will be sufficient to meet the Partnership's various cash needs in 1995, including but not limited to the payment of distributions, debt service obligations coming due and property maintenance and improvements, as more fully discussed in the paragraphs below.

In March 1995, the Partnership, with the approval of the Oversight Committee, purchased the Chalet II Apartments, a 72 unit apartment complex in Topeka, Kansas, for $1.6 million. The Partnership paid $439,000 in cash, obtaining new mortgage financing of $1.2 million.

In November 1992, in conjunction with the transfer of the net assets of 52 apartment complexes and a wraparound note receivable to GCLP, such assets were refinanced under a $223 million blanket mortgage loan. The blanket mortgage loan requires that cash flow from the GCLP properties be used to fund various escrow and reserve accounts and limits the payment of distributions to the Partnership. During the first quarter of 1995, the Partnership received distributions from GCLP totaling $712,000, compared to distributions totaling $225,000 received during the first quarter of 1994.

On March 30, 1995, the Partnership paid a quarterly distribution of $0.20 per unit, or a total of $428,000 to unitholders of record on March 18, 1995.

The Partnership's net cash flow from property operations (rentals collected less payments for property operating expenses) decreased from $10.4 million for the three months ended March 31, 1994 to $9.5 million for the three months ended March 31, 1995. This decrease is primarily due to an increase in payments for property taxes and an increase in payments for repairs and maintenance. These decreases are partially offset by an increase in rental rates at the Partnership's apartment complexes.

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

The withdrawal of the General Partner requires the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. The Moorman Settlement Agreement provides that any payment for such Redeemable General Partner Interest, fees and other compensation during the pendency of the Moorman Settlement Agreement may, at the option of the Oversight Committee (also established under the Moorman Settlement Agreement), be made over three years pursuant to a secured promissory note bearing interest at a financial institution's prime rate. The Managing General Partner has calculated the fair value of the Redeemable General Partner Interest at December 31, 1994 to be $33.0 million, and believes that there has been no material change in such value since that date. The Partnership would be entitled to offset against such payment the then outstanding principal balance of the note receivable ($4.2 million at March 31, 1995) plus all accrued and unpaid interest ($4.5 million at March 31, 1995) on the note receivable from the General Partner representing its capital contribution to the Partnership. When Syntek Asset Management, L.P. ("SAMLP") withdraws as General Partner of the Partnership, the fair value of the Redeemable General Partner Interest would depend on the value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

In the accompanying Consolidated Balance Sheets, the Redeemable General Partner Interest is shown as a reduction in Partners' Equity and the note receivable from the General Partner has been offset against the Redeemable General Partner Interest.

On January 27, 1995, National Realty, SAMLP, the Oversight Committee and William H. Elliott executed an Implementation Agreement which provides for the nomination of an entity controlled by Mr. Elliott as successor general partner and for the resolution of all related matters under the Moorman Settlement. The Implementation Agreement was subject to receipt of a notice from Mr. Elliott that he consented to stand for election as the successor general partner. On April 20, 1995, Mr. Elliott formally notified the parties that he would stand for such election.

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

Upon approval by the unitholders, SAMLP shall withdraw as General Partner and the successor general partner shall take office. If the required approvals are obtained, National Realty anticipates that the successor general partner may be elected and take office during the third or fourth quarter of 1995.

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

Upon the election and taking office of the successor general partner, the Moorman Settlement Plan and the Oversight Committee shall terminate. If the successor general partner nominee is not elected, the existing Moorman Settlement Agreement shall remain in full force and effect and all of the provisions of the Implementation Agreement shall be voided.

Results of Operations

The Partnership reported a net loss of $1.2 million for the three months ended March 31, 1995 as compared to a net loss of $1.1 million for the three months ended March 31, 1994. The primary factors affecting the Partnership's operating results are discussed in the following paragraphs.

Net rental income for the Partnership (rents less property operating expenses) for the three months ended March 31, 1995 of $10.9 million approximated that of the three months ended March 31, 1994. A decrease in net rental income of $370,000 due to the sale of the Brandywine and Raintree Apartments in October 1994 was offset by increased rental rates at the Partnership's other apartment complexes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

Interest income increased from $592,000 for the three months ended March 31, 1994 to $665,000 for the three months ended March 31, 1995. This increase is primarily attributable to an increase in interest earned on the GCLP credit enhancement escrow account.

Interest expense decreased slightly from $8.6 million for the three months ended March 31, 1994 to $8.5 million for the three months ended March 31, 1995. A decrease in interest expense of $214,000 attributable to the sale of the Brandywine and Raintree Apartments in October 1994 was offset by a $153,000 increase in interest on the variable portion of the GCLP mortgage due to an increase in the London Interbank Offering Rate interest rate.

General and administrative expenses increased from $1.5 million for the three months ended March 31, 1994 to $1.7 million for the three months ended March 31, 1995. This increase is primarily due to an increase in legal fees related to the Moorman litigation and an increase in the Partnership's overhead reimbursements to Basic Capital Management, Inc. ("BCM").

Tax Matters

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

Inflation

The effects of inflation on the Partnership's operations are not quantifiable. Revenues from property operations generally fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of the Partnership's properties and, correspondingly, the ultimate gains to be realized by the Partnership from property sales. To the extent that inflation affects interest rates, the Partnership's earnings from short-term investments and the cost of new borrowings as well as the cost of its variable rate borrowings will be affected.

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

Recent Accounting Pronouncement

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121 - "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of". The statement requires that long-lived assets be considered impaired "...if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset." If impairment exists, an impairment loss shall be recognized, by a charge against earnings, equal to "...the amount by which the carrying amount of the asset exceeds the fair value of the asset." If impairment of a long-lived asset is recognized, the carrying amount of the asset shall be reduced by the amount of the impairment, shall be accounted for as the asset's "new cost" and such new cost shall be depreciated over the asset's remaining useful life.

SFAS No. 121 further requires that long-lived assets held for sale "...be reported at the lower of carrying amount or fair value less cost to sell." If a reduction in a held for sale asset's carrying amount to fair value less cost to sell is required, a provision for loss shall be recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale asset's fair value less cost to sell shall be recorded as an adjustment to the asset's carrying amount, but not in excess of the asset's carrying amount when originally classified as held for sale. A corresponding charge or credit to earnings is to be recognized. Long-lived assets held for sale are not to be depreciated. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995.

The General Partner has not fully evaluated the effects of adopting SFAS No. 121, but expects that the Company's policy with regard to the classification of revenue producing properties as assets held for sale prior to entering into a firm contract of sale, will require reevaluation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Accounting Pronouncement (Continued)

The General Partner estimates that if the Company had adopted SFAS No. 121 effective January 1, 1995, without a change in its policy of classifying revenue producing assets as held for sale prior to entering into a firm contract of sale, its depreciation in the first quarter of 1995 would have been reduced by $355,000, its net loss reduced by a like amount and that a provision for loss for either impairment of its properties held for investment or for a decline in estimated fair value less cost to sell of its properties held for sale would not have been required.
                     _____________________________________

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

See NOTE 6. "LEGAL PROCEEDINGS - Moorman Settlement," of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in PART I for information relating to legal proceedings.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit
Number                                                  Description
- -------      -----------------------------------------------------------------------------------------------------------
 11.0        Computation of Earnings Per Unit

 27.0        Financial Data Schedule

 99.0        Implementation Agreement dated January 27, 1995, among National Realty, L.P., Syntek Asset Management,
             L.P., National Realty, L.P. Oversight Committee and William H. Elliott (incorporated by reference to
             Exhibit 2 to the Registrant's Current Report on Form 8-K, dated April 26, 1995).

 99.1        First Amendment to Implementation Agreement dated February 27, 1995 (incorporated by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K, dated April 26, 1995.)

(b)   Reports on Form 8-K:

      A Current Report on Form 8-K, dated April 26, 1995, was filed with respect to Item 5, which reports that National Realty, L.P. (the "Registrant"), Syntek Asset Management, L.P. (the Registrant's General Partner), the National Realty, L.P. Oversight Committee and William H. Elliott entered into an agreement to nominate an entity controlled by Mr. Elliott as successor general partner for the Registrant and to consummate the 1990 settlement of a class action lawsuit.

                             NATIONAL REALTY, L.P.


                                 Signature Page




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NATIONAL REALTY, L.P.

                                        By its General Partner:

                                        SYNTEK ASSET MANAGEMENT, L.P.

                                        By its Managing General Partner:

                                        SYNTEK ASSET MANAGEMENT, INC.





Date:       May 11, 1995                By:  /s/ Oscar W. Cashwell
     --------------------------            -----------------------------------
                                           Oscar W. Cashwell
                                           President





Date:       May 11, 1995                By:  /s/ Hamilton P. Schrauff
     --------------------------            -----------------------------------
                                           Hamilton P. Schrauff
                                           Executive Vice President and
                                           Chief Financial Officer

                             NATIONAL REALTY, L.P.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                      For the Quarter ended March 31, 1995





Exhibit                                                             Page
Number                         Description                         Number
- -------     ---------------------------------------------------    ------
  11.0      Computation of Earnings Per Unit                         21

  27.0      Financial Data Schedule                                  22