Form 10-Q
period 1995-06-30
NATIONAL REALTY L P
filed 1995-08-11
CIK 819671

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED JUNE 30, 1995



                         Commission File Number 1-9648



                             NATIONAL REALTY, L.P.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



             Delaware                                    75-2163175
 --------------------------------                  -------------------
  (State or Other Jurisdiction of                    (I.R.S. Employer
  Incorporation or Organization)                    Identification No.)



    10670 North Central Expressway, Suite 300, Dallas, Texas       75231
    -----------------------------------------------------------------------
             (Address of Principal Executive Office)             (Zip Code)



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
                                               ---     ---


Units of Limited Partner Interest                2,139,368
- ---------------------------------     ------------------------------
         (Class)                      (Outstanding at July 28, 1995)

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


                             NATIONAL REALTY, L.P.
                          CONSOLIDATED BALANCE SHEETS


                                                                                June 30,           December 31,
                                                                                 1995                  1994
                                                                             --------------       --------------
                                                                                   (dollars in thousands)
                   Assets
                   ------

Real estate held for investment
 Land............................................                            $       47,270       $       46,842
 Buildings and improvements......................                                   354,600              352,219
                                                                             --------------       --------------
                                                                                    401,870              399,061

 Less - accumulated depreciation.................                                  (190,524)            (186,161)
                                                                             --------------       --------------
                                                                                    211,346              212,900

Real estate held for sale.........................                                   52,643               52,511
 Less - Accumulated depreciation.................                                   (24,599)             (23,876)
                                                                             --------------       --------------
                                                                                     28,044               28,635

Notes and interest receivable, net of deferred
 gains of $16,198 in 1994 and 1995...............                                    13,474               13,442
 Less - allowance for estimated losses...........                                    (1,910)              (1,910)
                                                                             --------------       --------------
                                                                                     11,564               11,532

Cash and cash equivalents.........................                                    3,732                3,748
Accounts receivable...............................                                    1,537                1,975
Prepaid expenses..................................                                      537                  695
Escrow deposits and other assets..................                                   12,192               11,500
Marketable equity securities of affiliate, at
 market..........................................                                       642                  636
Deferred financing costs..........................                                   14,441               15,321
Amounts due from affiliates.......................                                    1,855                3,198
                                                                             --------------       --------------
                                                                             $      285,890       $      290,140
                                                                             ==============       ==============




The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                    CONSOLIDATED BALANCE SHEETS - Continued





                                                                                June 30,           December 31,
                                                                                  1995                 1994
                                                                             --------------       --------------
                                                                                   (dollars in thousands)
    Liabilities and Partners' Equity (Deficit)
    ------------------------------------------

Liabilities
 Notes and interest payable......................                            $      327,351       $      326,775
 Pension notes and related interest payable......                                    11,393               10,769
 Accrued property taxes..........................                                     6,279                6,967
 Accounts payable and other liabilities..........                                     4,388                5,901
 Tenant security deposits........................                                     2,932                2,751
                                                                             --------------       --------------
                                                                                    352,343              353,163

Commitments and contingencies

Redeemable General Partner Interest...............                                   28,800               28,800

Partners' equity (deficit)
 General Partner.................................                                     2,529                2,580
 Limited Partners (2,139,368 units in 1995 and
    2,139,418 units in 1994)......................                                  (65,180)             (61,795)
 Unrealized gain on marketable equity securities.                                       373                  367
                                                                             --------------       --------------
                                                                                    (62,278)             (58,848)

 Less - Redeemable General Partner Interest......                                   (32,975)             (32,975)
                                                                             --------------       --------------
                                                                                    (95,253)             (91,823)
                                                                             --------------       --------------
                                                                             $      285,890       $      290,140
                                                                             ==============       ==============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                                For the Three Months                     For the Six Months
                                                    Ended June 30,                         Ended June 30,
                                          ----------------------------------      --------------------------------
                                               1995                1994                1995               1994
                                          --------------      --------------      ---------------     -------------
                                                            (dollars in thousands, except per unit)
Revenues
 Rents.......................             $       26,856      $       26,204      $        53,104     $      51,948
 Interest....................                        686                 594                1,351             1,186
                                          --------------      --------------      ---------------     -------------
                                                  27,542              26,798               54,455            53,134

Expenses
 Interest....................                      8,646               8,487               17,161            17,060
 Depreciation & amortization.                      2,526               2,551                5,086             5,070
 Property taxes & insurance..                      3,005               3,000                5,988             5,917
 Utilities...................                      2,712               2,855                5,662             6,036
 Property-level payroll costs                      1,540               1,431                3,248             3,032
 Repairs and maintenance.....                      6,677               5,516               12,037            10,358
 Other operating expenses....                      1,078               1,041                2,246             2,181
 Property management fees....                      1,149               1,144                2,279             2,264
 General and administrative..                      1,586               1,331                3,329             2,844
                                          --------------      --------------      ---------------     -------------
                                                  28,919              27,356               57,036            54,762
                                          --------------      --------------      ---------------     -------------

Net (loss)....................            $       (1,377)     $         (558)     $        (2,581)    $      (1,628)
                                          ==============      ==============      ===============     =============

Earnings per unit

 Net (loss)..................             $         (.63)      $        (.26)     $         (1.18)   $         (.75)
                                          ==============      ==============      ===============    ==============


Weighted average units of
 limited partner interest
 used in computing earnings
 per unit....................                  2,139,380           2,139,607            2,139,392         2,139,607
                                          ==============      ==============      ===============     =============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1995




                                                                        Unrealized
                                                                          Gain On       Redeemable
                                                                         Marketable       General             Partners'
                                             General        Limited        Equity         Partner              Equity
                                             Partner        Partners     Securities       Interest            (Deficit)
                                            ---------      ----------    ----------      ----------           --------
                                                                        (dollars in thousands)
Balance, January 1, 1995.........           $   2,580      $  (61,795)      $  367       $  (32,975)          $(91,823)

Distributions ($.40 per unit)....                 -              (855)         -                -                 (855)

Unrealized gain on marketable
 equity securities of affiliate.                  -               -              6              -                    6

Net (loss).......................                 (51)         (2,530)         -                -               (2,581)
                                            ---------      ----------       ------       ----------           --------
Balance, June 30, 1995...........           $   2,529      $  (65,180)      $  373       $  (32,975)          $(95,253)
                                            =========      ==========       ======       ==========           ========





The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the Six Months
                                                                                       Ended June 30,
                                                                             -----------------------------------
                                                                                  1995                 1994
                                                                             --------------       --------------
                                                                                   (dollars in thousands)
Cash Flows From Operating Activities
 Rents collected.................................                            $       53,262       $       52,557
 Interest collected..............................                                     1,240                  586
 Interest paid...................................                                   (15,273)             (15,138)
 Payments for property operations................                                   (33,694)             (30,701)
 General and administrative expenses paid........                                    (3,286)              (3,386)
 Deferred financing costs........................                                      (175)                (576)
                                                                             --------------       --------------
    Net cash provided by operating activities.....                                    2,074                3,342

Cash Flows From Investing Activities
 Acquisition of real estate......................                                      (463)                 -
 Real estate improvements........................                                    (1,228)                (852)
 Collections on notes receivable.................                                        10                   11
                                                                             --------------       --------------
    Net cash (used in) investing activities.......                                   (1,681)                (841)

Cash Flows From Financing Activities
 Proceeds from notes payable.....................                                     7,957                4,950
 Payments from affiliates, net...................                                     1,343                  -
 Payments on notes payable.......................                                    (8,854)              (6,370)
 Distributions to unitholders....................                                      (855)                (783)
                                                                             --------------       --------------
    Net cash (used in) financing activities.......                                     (409)              (2,203)
                                                                             --------------       --------------
    Net increase (decrease) in cash and cash
      equivalents.................................                                      (16)                 298

Cash and cash equivalents at beginning of period..                                    3,748                4,038
                                                                             --------------       --------------
Cash and cash equivalents at end of period........                           $        3,732       $        4,336
                                                                             ==============       ==============

Reconciliation of net (loss) to net cash
 provided by operating activities
Net (loss)........................................                           $       (2,581)      $       (1,628)
 Adjustments to reconcile net (loss) to net
    cash provided by operating activities
 Depreciation and amortization...................                                     5,063                5,070
 (Increase) decrease in other assets.............                                       778                 (194)
 (Increase) in interest receivable...............                                       (19)                (541)
 Increase in interest payable....................                                       681                  557
 Increase (decrease) in other liabilities........                                    (1,848)                  78
                                                                             --------------       --------------
    Net cash provided by operating activities.....                           $        2,074       $        3,342
                                                                             ==============       ==============

Schedule of noncash financing activities
 Unrealized gain on marketable equity securities
    of affiliate..................................                           $            6       $          -

 Note payable from acquisition of real estate....                                     1,200                  -


The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements of National Realty, L.P. and consolidated entities (the "Partnership") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").

Certain 1994 balances have been reclassified to conform to the 1995 presentation.

NOTE 2.  EARNINGS PER UNIT

Net (loss) per unit of limited partner interest (per "unit") is computed based upon the weighted average number of units outstanding during each period. The limited partners of National Realty, L.P. ("National Realty") have a 99% interest and the general partner, Syntek Asset Management, L.P. (the "General Partner" or "SAMLP"), has an aggregate 1% interest in the net income, net loss and distributions of National Realty. National Realty is allocated 99% of the net income or net loss of National Operating, L.P. ("NOLP" or the "Operating Partnership"), and the General Partner is allocated an aggregate 1% of the net income or net loss of the Operating Partnership. The 1% General Partner interest in each of National Realty and the Operating Partnership is equal to a 1.99% interest on a combined basis. Accordingly, net (loss) per unit is derived by dividing 98.01% of the net (loss) in each period by the respective weighted average units of limited partner interest.

NOTE 3.  REAL ESTATE

In March 1995, the Partnership purchased the Chalet II Apartments, a 72 unit apartment complex in Topeka, Kansas, for $1.6 million. The Partnership paid $439,000 in cash and obtained new first mortgage financing of $1.2 million. The mortgage bears interest at a rate of prime plus 1%, 10% per annum at June 30, 1995, requires monthly payments of principal and interest, currently $12,000, and matures in March 2002. The Partnership, in accordance with the Partnership's Limited Partnership Agreement, paid a real estate brokerage commission of $49,000 to Carmel Realty, Inc. , an affiliate of the Partnership's Managing General Partner, based on the $1.6 million purchase price of the property.

In May 1995, the Partnership refinanced the mortgage debt secured by the Mallard Lake Apartments in Greensboro, North Carolina in the amount of $8.2 million. The Partnership received net cash of $1.4 million after

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.  REAL ESTATE (Continued)

the payoff of $6.5 million in existing mortgage debt. The remainder of the refinancing proceeds were used to fund escrows for replacements and repairs and to pay various closing costs associated with the refinancing. The new mortgage bears interest at the rate of 8.75% per annum, requires monthly payments of principal and interest of $67,416 and matures June 1, 2005. The Partnership, in accordance with the Partnership Agreement, paid a mortgage brokerage and equity refinancing fee of $82,000 to Basic Capital Management, Inc., the sole shareholder of the Partnership's Managing General Partner, based upon the new $8.2 million mortgage.

NOTE 4.  NOTES RECEIVABLE

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

In 1992, the Partnership determined that the fair value of the underlying collateral securing one of the participations and a note receivable received was not sufficient to satisfy the Partnership's interests and accordingly, the Partnership recorded a $1.6 million provision for loss to provide for such deficiency. In May 1993, the Partnership foreclosed on an assigned first lien secured by land in Denver, Colorado. The Partnership incurred no loss as a result of the foreclosure. In October 1993, this land was sold for its carrying value.

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.   NOTES RECEIVABLE (Continued)

The Partnership reached a settlement with the Receiver, which was approved by the court on February 15, 1995. Under the terms of the settlement, on July 7, 1995, the insurance company returned to the Partnership the senior participations in the wraparound mortgage notes secured by the shopping centers in Las Vegas, Nevada and La Crosse, Wisconsin. In exchange, the Partnership returned all of the assets that it received from the insurance company other than the first lien mortgage note secured by the land in Denver, Colorado, which had been foreclosed and sold by the Partnership, and paid $657,000 in cash. The Partnership also purchased from the insurance company the first lien note secured by the land in Granby, Colorado and a second lien note secured by commercial condominiums also in Granby, Colorado for $550,000.

NOTE 5.   WARRANTS

Pursuant to a litigation settlement agreement, on February 14, 1992, the Partnership issued 2,692,773 warrants to purchase an aggregate of 673,193 of its units of limited partner interest subject to adjustment. Each warrant entitles the holder thereof to purchase one quarter of one unit at the exercise price ($12.00 per warrant), equal to $48.00 per unit, subject to adjustment. The warrants may be exercised for five years from the February 14, 1992 date of issuance or until earlier redemption. See NOTE 7. "LEGAL PROCEEDINGS - Moorman Settlement."

NOTE 6.   INCOME TAXES

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

NOTE 7.   LEGAL PROCEEDINGS

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

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.   LEGAL PROCEEDINGS (Continued)

By agreeing to settle the Moorman action, the Partnership, SAMLP, and Messrs. Phillips and Friedman did not and do not admit any liability whatsoever.

The terms of the Moorman Settlement Agreement are complex and the following summary is qualified in its entirety by reference to the text hereof, which was previously included as an exhibit to a Partnership filing with the Securities and Exchange Commission. The Moorman Settlement Agreement provides for a plan (the "Moorman Settlement Plan") consisting of, among other things, the following: (i) the appointment and operation of a committee (the "Oversight Committee") to oversee the implementation of the Moorman Settlement Plan, (ii) the appointment and operation of an audit committee having a majority of members unaffiliated with Messrs. Phillips and Friedman or SAMLP, (iii) the establishment of specified annually increasing targets described below (each a "Target") for each of the next five years through May 1993, relating to the price of the units of limited partner interest as decreased for certain distributions to unitholders, (iv) an agreement by SAMLP not to seek reimbursement of greater than $500,000 per year for Messrs. Phillips' and Friedman's salaries for serving as general partners of SAMLP, (Mr. Friedman resigned as general partner of SAMLP effective March 4, 1994) and a deferral of such payments until such time as a Target may be met, and, if SAMLP resigns as General Partner, a waiver of any compensation so deferred, (v) a deferral until such time as a Target may be met of certain future annual General Partner compensation payable, pursuant to the Partnership's governing documents, to SAMLP or its affiliates, and, if SAMLP resigns as General Partner, a waiver of any compensation so deferred, (vi) the required distribution to unitholders of all the Partnership's operating cash flow in excess of certain renovation costs, unless the Oversight Committee approves alternative uses for such operating cash flow, (vii) the issuance of Warrants to purchase an aggregate of up to 687,500 units (the "Warrants") to Class Members, (viii) the contribution by certain co- defendants of cash and notes payable to the Partnership aggregating $5.5 million (including $2.5 million contributed by SAMLP and its general partners over a four-year period), (ix) the amendment of the Partnership Agreement to reduce the vote required to remove the General Partner from a two-thirds vote to a majority vote of the units, (x) the Partnership's redemption of its unit purchase rights and an agreement not to adopt a similar rights plan without Oversight Committee approval and (xi) the Partnership's payment of certain settlement costs, including plaintiffs' attorneys' fees in the amount of $3.4 million. The Moorman Settlement Plan will remain in effect until SAMLP has resigned as General Partner and a successor general partner is elected and takes office, and the Warrants will remain exercisable for five years from the February 14, 1992 date of issuance or until earlier redemption.

If Targets are not met for any two successive years of the Moorman Settlement Plan or for the final year of the Moorman Settlement Plan,

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.   LEGAL PROCEEDINGS (Continued)

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

The withdrawal of the General Partner would require the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. Under the Moorman Settlement Agreement, payment for such Redeemable General Partner Interest, fees and other compensation may, at the Oversight Committee's option, be paid over a three year period pursuant to a secured promissory note bearing interest at the prime rate and containing commercially reasonable terms and collateral. Under the Moorman

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.  LEGAL PROCEEDINGS (Continued)

Settlement Plan, the purchase price for Redeemable General Partner Interest would be calculated, as of the time SAMLP withdraws as General Partner under the Partnership's governing documents. The Managing General Partner has calculated the Redeemable General Partner Interest at December 31, 1994 to be $33.0 million, and believes there has been no material change in such value since such date. The Partnership would be entitled to offset against any such payment the then outstanding principal balance ($4.2 million at June 30, 1995) plus all accrued but unpaid interest ($4.8 million at June 30, 1995) on the note receivable from SAMLP for its capital contribution to the Partnership. In the accompanying Consolidated Balance Sheets, the Redeemable General Partner Interest is shown as a reduction of Partners' Equity. The note receivable from the General Partner has been offset against the Redeemable General Partner Interest. The Oversight Committee previously has informed the Partnership that it calculated the amount of such Redeemable General Partner Interest to be less than the amount calculated by the Managing General Partner. When SAMLP withdraws as General Partner of the Partnership, the value of the Redeemable General Partner Interest would depend on the fair value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation. Any dispute pertaining to the amount of Redeemable General Partner Interest upon withdrawal of SAMLP, will be resolved by the Supervising Judge.

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

On June 29, 1995, the Implementation Agreement was submitted to the Supervising Judge for tentative approval and approval of the notice to be sent to the original class members. As of August 10, 1995, the tentative approval of the Supervising Judge had not been obtained and therefore the notice to class members had not been mailed. Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the unitholders of National Realty for a vote. In addition, the unitholders will vote upon amendments to the National Realty partnership agreement which relate to the proposed compensation of the successor general partner and other related matters.

Upon approval by the unitholders, SAMLP shall withdraw as General Partner and the successor general partner shall take office. If the required approvals are obtained, National Realty anticipates that the successor general partner may be elected and take office during the first quarter of 1996.

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.  LEGAL PROCEEDINGS (Continued)

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

Liquidity and Capital Resources

Cash and cash equivalents aggregated $3.7 million at June 30, 1995 and December 31, 1994.

The Managing General Partner of the Partnership's General Partner has discretion in determining methods of obtaining funds for the Partnership's operations. The Partnership's governing documents place no limitation on the amount of leverage that the Partnership may incur either in the aggregate or with respect to any particular property or other investment. At June 30, 1995, the aggregate loan-to-value ratio of the Partnership's real estate portfolio was 48.0%, computed on the basis of the ratio of total property-related debt to aggregate appraised values as of December 31, 1994, as compared with a loan-to-value ratio of 47.9% at December 31, 1994.

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

In May 1995, the Partnership refinanced the mortgage debt secured by the Mallard Lake Apartments in Greensboro, North Carolina in the amount of $8.2 million. The Partnership received net cash of $1.4 million after the payoff of $6.5 million in existing mortgage debt. The remainder of the refinancing proceeds were used to fund escrows for replacements and repairs and to pay various closing costs associated with the refinancing.

In November 1992, in conjunction with the transfer of the net assets of 52 apartment complexes and a wraparound note receivable to GCLP, such

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

assets were refinanced under a $223 million blanket mortgage loan. The blanket mortgage loan requires that cash flow from the GCLP properties be used to fund various escrow and reserve accounts and limits the payment of distributions to the Partnership. During the first six months of 1995, the Partnership received distributions from GCLP totaling $1.3 million, compared to distributions totaling $390,000 received during the first six months of 1994.

In the first six months of 1995, the Partnership paid quarterly distributions aggregating $0.40 per unit, or a total of $855,000.

The Partnership's net cash flow from property operations (rents collected less payments for property operating expenses) of $21.8 million for the six months ended June 30, 1994 decreased to $19.6 million for the six months ended June 30, 1995. This decrease is primarily due to the sale of the Brandywine and Raintree Apartments in October 1994, an increase in payments for property taxes and an increase in payments for repairs and maintenance. These decreases are partially offset by an increase in rental rates at the Partnership's apartment complexes.

As discussed in NOTE 7. "LEGAL PROCEEDINGS," the Moorman litigation settlement agreement (the "Moorman Settlement Agreement") sets forth certain aggressive, annually increasing targets relating to the price of the Partnership's units of limited partner interest which were not met, resulting in, among other things, withdrawal of the General Partner and the resulting required repurchase of the General Partner's interest. The effects of some or all of these provisions could adversely affect the Partnership's liquidity. However, the General Partner and the Oversight Committee have agreed in principle, as discussed below, to possible arrangements which would alleviate the adverse effect of such provisions.

The withdrawal of the General Partner requires the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. The Moorman Settlement Agreement provides that any payment for such Redeemable General Partner Interest, fees and other compensation during the pendency of the Moorman Settlement Agreement may, at the option of the Oversight Committee (also established under the Moorman Settlement Agreement), be made over three years pursuant to a secured promissory note bearing interest at a financial institution's prime rate. The Managing General Partner has calculated the fair value of the Redeemable General Partner Interest at December 31, 1994 to be $33.0 million, and believes that there has been no material change in such value since that date. The Partnership would be entitled to offset against such payment the then outstanding principal balance of the note receivable ($4.2 million at June 30, 1995) plus all accrued and unpaid interest ($4.8 million at June 30, 1995) on the note receivable from the General Partner representing its capital

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


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

On June 29, 1995, the Implementation Agreement was submitted to the Supervising Judge for tentative approval and approval of the notice to be sent to the original class members. As of August 10, 1995, the tentative approval of the Supervising Judge had not been obtained and therefore the notice to class members had not been mailed. Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the unitholders of National Realty for a vote. In addition, the unitholders will vote upon amendments to the National Realty partnership agreement which relate to the proposed compensation of the successor general partner and other related matters.

Upon approval by the unitholders, SAMLP shall withdraw as General Partner and the successor general partner shall take office. If the required approvals are obtained, National Realty anticipates that the successor general partner may be elected and take office during the first quarter of 1996.

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

Results of Operations

The Partnership reported a net loss of $1.4 million and $2.6 million for the three and six months ended June 30, 1995 as compared to a net loss of $558,000 and $1.6 million for the three and six months ended June 30, 1994. The primary factors effecting the Partnership's operating results are discussed in the following paragraphs.

Net rental income for the Partnership (rents less property operating expenses) decreased from $11.2 million and $22.2 million for the three and six months ended June 30, 1994 to $10.6 million and $21.6 million for the three and six months ended June 30, 1995. Decreases of $370,000 and $747,000 in the three and six months ended June 30, 1995, are due to the sale of the Brandywine and Raintree Apartments in October 1994. In addition, increases in repairs and maintenance for the three and six months ended June 30, 1995 are partially offset by increased rental rates at the Partnership's apartment complexes.

Interest income increased from $594,000 and $1.2 million for the three and six months ended June 30, 1994 to $686,000 and $1.4 million for the three and six months ended June 30, 1995. This increase is primarily attributable to an increase in interest earned on the GCLP credit enhancement escrow account.

Interest expense increased slightly from $8.5 million and $17.1 million for the three and six months ended June 30, 1994 to $8.7 million and $17.2 million for the three and six months ended June 30, 1995. Decreases of $214,000 and $427,000 for the three and six months ended June 30, 1995 attributable to the sale of the Brandywine and Raintree Apartments in October 1994 were offset by increases of $153,000 and $256,000 for the three and six months ended June 30, 1995 in interest on the variable interest rate portion of the GCLP mortgage due to an increase in the London Interbank Offering Rate. Interest expense also increased by $75,000 and $129,000 for the three and six months ended June 30, 1995 due to the refinancing of the Creekwood Apartments in September 1994 and the acquisition of the Chalet II Apartments in March 1995.

General and administrative expenses increased from $1.3 million and $2.8 million for the three and six months ended June 30, 1994 to $1.6 million and $3.3 million for the three months ended June 30, 1995. This increase is primarily due to an increase in legal fees related to the Moorman litigation and an increase in the Partnership's overhead reimbursements to Basic Capital Management, Inc.

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

The General Partner has not fully evaluated the effects of adopting SFAS No. 121, but expects that the Partnership's policy with regard to the classification of revenue producing properties as assets held for sale prior to entering into a firm contract of sale, will require reevaluation.

The General Partner estimates that if the Partnership had adopted SFAS No. 121 effective January 1, 1995, without a change in its policy of classifying revenue producing assets as held for sale prior to entering into a firm contract of sale, its depreciation in the three and six months ended June 30, 1995 would have been reduced by $339,000 and $694,000, respectively, its net loss reduced by like amounts in each period and that a provision for loss for either impairment of its properties held for investment or for a decline in estimated fair value less cost to sell of its properties held for sale would not have been required in either period.

                     _____________________________________

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

See NOTE 7. "LEGAL PROCEEDINGS - Moorman Settlement," of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in PART I for information relating to legal proceedings.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits:


Exhibit
Number                            Description
- -------  -------------------------------------------------------------
 11.0        Computation of Earnings Per Unit

 27.0        Financial Data Schedule


(b)      Reports on Form 8-K:

         A Current Report on Form 8-K, dated April 26, 1995, filed with respect to Item 5, which reports that National Realty, L.P. (The "Registrant"), Syntek Asset Management, L.P. (the Registrant's General Partner), the National Realty, L.P. Oversight Committee and William
         H. Elliott entered into an agreement to nominate an entity controlled by Mr. Elliott as successor general partner for the Registrant and to consummate the 1990 settlement of a class action lawsuit.

                             NATIONAL REALTY, L.P.


                                 Signature Page




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NATIONAL REALTY, L.P.

                                        By its General Partner:

                                        SYNTEK ASSET MANAGEMENT, L.P.

                                        By its Managing General Partner:

                                        SYNTEK ASSET MANAGEMENT, INC.





Date:      August 11, 1995              By:  /s/ Oscar W. Cashwell
     --------------------------            -----------------------------------
                                           Oscar W. Cashwell
                                           President





Date:      August 11, 1995              By:  /s/ Thomas A. Holland
     --------------------------            -----------------------------------
                                           Thomas A. Holland
                                           Senior Vice President and
                                           Chief Accounting Officer

                             NATIONAL REALTY, L.P.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                      For the Quarter ended June 30, 1995





Exhibit                                                             Page
Number                         Description                         Number
- -------     ---------------------------------------------------    ------
  11.0      Computation of Earnings Per Unit                         23
                                                                     24
  27.0      Financial Data Schedule