Form 10-Q
period 1995-09-30
NATIONAL REALTY L P
filed 1995-11-13
CIK 819671

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED SEPTEMBER 30, 1995
                                                        ------------------


                         Commission File Number 1-9648
                                                ------


                             NATIONAL REALTY, L.P.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



              Delaware                                    75-2163175
     --------------------------------                 --------------------
     (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)



 10670 North Central Expressway, Suite 300, Dallas, Texas       75231
--------------------------------------------------------------------------------
       (Address of Principal Executive Office)                (Zip Code)



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
                                               ---      ---


Units of Limited Partner Interest                      2,139,348
---------------------------------           ---------------------------------
         (Class)                            (Outstanding at November 3, 1995)

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


                             NATIONAL REALTY, L.P.
                          CONSOLIDATED BALANCE SHEETS


                                                                             September 30,          December 31,
                                                                                  1995                  1994
                                                                             --------------        -------------
                                                                                    (dollars in thousands)
                   Assets
                   ------

Real estate held for investment
 Land.............................................                           $       47,270       $       46,842
 Buildings and improvements.......................                                  355,933              352,219
                                                                             --------------       --------------
                                                                                    403,203              399,061

 Less - accumulated depreciation..................                                 (192,731)            (186,161)
                                                                             --------------       --------------
                                                                                    210,472              212,900

Real estate held for sale.........................                                   52,742               52,511
 Less - Accumulated depreciation..................                                  (24,960)             (23,876)
                                                                             --------------       --------------
                                                                                     27,782               28,635

Notes and interest receivable, net of deferred
 gains of $16,198 in 1994 and 1995................                                   15,770               13,442
 Less - allowance for estimated losses............                                   (1,910)              (1,910)
                                                                             --------------       --------------
                                                                                     13,860               11,532

Cash and cash equivalents.........................                                    7,816                3,748
Accounts receivable...............................                                    1,602                1,975
Prepaid expenses..................................                                      991                  695
Escrow deposits and other assets..................                                   14,117               11,500
Marketable equity securities of affiliate, at
 market...........................................                                      762                  636
Deferred financing costs..........................                                   14,358               15,321
Amounts due from affiliates.......................                                    1,184                3,198
                                                                             --------------       --------------
                                                                             $      292,944       $      290,140
                                                                             ==============       ==============


The accompanying notes are an integral part of these Consolidated Financial
                                 Statements.

                            NATIONAL REALTY, L.P.
                   CONSOLIDATED BALANCE SHEETS - Continued


                                                                              September 30,         December 31,
                                                                                  1995                 1994
                                                                             ---------------       --------------
                                                                                   (dollars in thousands)
    Liabilities and Partners' Equity (Deficit)
    ------------------------------------------

Liabilities
 Notes and interest payable.......................                           $      334,011       $      326,775
 Pension notes and related interest payable.......                                   11,704               10,769
 Accrued property taxes...........................                                    7,675                6,967
 Accounts payable and other liabilities...........                                    4,338                5,901
 Tenant security deposits.........................                                    3,018                2,751
                                                                             --------------       --------------
                                                                                    360,746              353,163

Commitments and contingencies

Redeemable General Partner Interest...............                                   28,800               28,800

Partners' equity (deficit)
 General Partner..................................                                    2,508                2,580
 Limited Partners (2,139,348 units in 1995 and
    2,139,418 units in 1994)......................                                  (66,627)             (61,795)
 Unrealized gain on marketable equity securities..                                      492                  367
                                                                             --------------       --------------
                                                                                    (63,627)             (58,848)

 Less - Redeemable General Partner Interest.......                                  (32,975)             (32,975)
                                                                             --------------       --------------

                                                                                    (96,602)             (91,823)
                                                                             --------------       --------------

                                                                             $      292,944       $      290,140
                                                                             ==============       ==============


The accompanying notes are an integral part of these Consolidated Financial
                                 Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   For the Three Months                   For the Nine Months
                                                   Ended September 30,                    Ended September 30,
                                          ----------------------------------      ---------------------------------
                                               1995                1994                 1995                1994
                                          --------------      --------------      ---------------     -------------
                                                               (dollars in thousands, except per share)
Revenues
 Rents.........................           $       27,300      $       26,631      $        80,404     $      78,579
 Interest......................                      818                 686                2,169             1,872
                                          --------------      --------------      ---------------     -------------

                                                  28,118              27,317               82,573            80,451

Expenses
 Interest......................                    8,935               8,508               26,096            25,568
 Depreciation & amortization...                    2,569               2,561                7,655             7,631
 Property taxes & insurance....                    3,139               3,045                9,127             8,962
 Utilities.....................                    2,955               2,915                8,617             8,951
 Property-level payroll costs..                    1,783               1,785                5,031             4,817
 Repairs and maintenance.......                    6,033               6,251               18,070            16,609
 Other operating expenses......                    1,151               1,148                3,397             3,329
 Property management fees......                    1,168               1,138                3,447             3,402
 General and administrative....                    1,424               1,238                4,753             4,082
                                          --------------      --------------      ---------------     -------------

                                                  29,157              28,589               86,193            83,351
                                          --------------      --------------      ---------------     -------------


Net (loss).....................           $       (1,039)     $       (1,272)     $        (3,620)    $      (2,900)
                                          ==============      ==============      ===============     =============


Earnings per unit

Net (loss).....................           $         (.48)     $         (.58)     $         (1.66)    $       (1.33)
                                          ==============      ==============      ===============     =============


Weighted average units of
 limited partner interest
 used in computing earnings
 per unit......................                2,139,355           2,139,607            2,139,380         2,139,607
                                          ==============      ==============      ===============     =============


The accompanying notes are an integral part of these Consolidated Financial
                                 Statements.

                            NATIONAL REALTY, L.P.
            CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995



                                                                                Unrealized
                                                                                 Gain On            Redeemable
                                                                                Marketable           General            Partners'
                                       General              Limited              Equity              Partner             Equity
                                       Partner              Partners            Securities           Interest           (Deficit)
                                   --------------       ---------------      ----------------     -------------        ----------
                                                                           (dollars in thousands)
Balance, January 1, 1995.........   $       2,580        $     (61,795)      $         367        $     (32,975)      $     (91,823)


Distributions ($.60 per unit)....             -                 (1,284)                -                    -                (1,284)

Unrealized gain on marketable
 equity securities of affiliate..             -                    -                   125                  -                   125

Net (loss).......................             (72)              (3,548)                -                    -                (3,620)
                                    -------------        -------------       -------------        -------------       -------------


Balance, September 30, 1995......   $       2,508        $     (66,627)      $         492        $     (32,975)      $     (96,602)
                                    =============        =============       =============        =============       =============


The accompanying notes are an integral part of these Consolidated Financial
                                 Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the Nine Months
                                                                                     Ended September 30,
                                                                             ----------------------------------
                                                                                  1995                  1994
                                                                             ---------------      --------------
                                                                                    (dollars in thousands)
Cash Flows From Operating Activities
 Rents collected..................................                           $       80,104       $       78,507
 Interest collected...............................                                    1,966                1,734
 Interest paid....................................                                  (23,093)             (22,749)
 Payments for property operations.................                                  (49,589)             (49,216)
 General and administrative expenses paid.........                                   (4,608)              (4,515)
 Deferred financing costs.........................                                     (446)                (745)
                                                                             --------------       --------------
    Net cash provided by operating activities.....                                    4,334                3,016

Cash Flows From Investing Activities
 Acquisition of real estate.......................                                     (463)                 -
 Real estate improvements.........................                                   (2,662)              (1,991)
 Collections on notes receivable..................                                       14                  648
 Acquisition and settlement of notes receivable...                                   (1,207)                 -
                                                                             --------------       --------------
    Net cash (used in) investing activities.......                                   (4,318)              (1,343)

Cash Flows From Financing Activities
 Proceeds from notes payable......................                                   23,233                8,376
 Payments from (to) affiliates, net...............                                    2,098                 (857)
 Payments on notes payable........................                                  (19,995)              (8,578)
 Distributions to unitholders.....................                                   (1,284)              (1,284)
                                                                             --------------       --------------
    Net cash provided by (used in) financing
      activities..................................                                    4,052               (2,343)
                                                                             --------------       --------------

    Net increase (decrease) in cash and cash
      equivalents.................................                                    4,068                 (670)

Cash and cash equivalents at beginning of period..                                    3,748                4,038
                                                                             --------------       --------------
Cash and cash equivalents at end of period........                           $        7,816       $        3,368
                                                                             ==============       ==============

Reconciliation of net (loss) to net cash
 provided by operating activities
Net (loss)........................................                           $       (3,620)      $       (2,900)
 Adjustments to reconcile net (loss) to net
    cash provided by operating activities
 Depreciation and amortization....................                                    7,655                7,631
 (Increase) in other assets.......................                                     (996)              (3,475)
 (Increase) in interest receivable................                                      (66)                 (25)
 Increase in interest payable.....................                                    1,164                  843
 Increase in other liabilities....................                                      197                  942
                                                                             --------------       --------------
    Net cash provided by operating activities.....                           $        4,334       $        3,016
                                                                             ==============       ==============

Schedule of noncash financing activities

 Note payable from acquisition of real estate.....                           $        1,200       $          -

 Unrealized gain (loss) on marketable equity
    securities....................................                                      126                  (30)

The accompanying notes are an integral part of these Consolidated Financial
                                 Statements.

                             NATIONAL REALTY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements of National Realty, L.P. and consolidated entities (the "Partnership") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").

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

NOTE 3.  REAL ESTATE

In March 1995, the Partnership purchased the Chalet II Apartments, a 72 unit apartment complex in Topeka, Kansas, for $1.6 million. The Partnership paid $439,000 in cash and obtained new first mortgage financing of $1.2 million. The mortgage bears interest at a variable rate, currently 10% per annum, requires monthly payments of principal and interest, currently $12,000, and matures in March 2002. The Partnership, in accordance with the Partnership's Limited Partnership Agreement, paid a real estate brokerage commission of $98,000 to Carmel Realty, Inc., an affiliate of the Partnership's Managing General Partner, based on the $1.6 million purchase price of the property.

In May 1995, the Partnership refinanced the mortgage debt secured by the Mallard Lake Apartments in Greensboro, North Carolina in the amount of $8.2 million. The Partnership received net cash of $1.4 million after

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.  REAL ESTATE (Continued)

the payoff of $6.5 million in existing mortgage debt. The remainder of the refinancing proceeds were used to fund escrows for replacements and repairs and to pay various closing costs associated with the refinancing. The new mortgage bears interest at the rate of 8.75% per annum, requires monthly payments of principal and interest of $67,416 and matures June 1, 2005. The Partnership, in accordance with the Partnership Agreement, paid a mortgage brokerage and equity refinancing fee of $82,000 to Basic Capital Management, Inc. ("BCM"), the sole shareholder of the Partnership's Managing General Partner, based upon the new $8.2 million mortgage.

In September 1995, the Partnership refinanced the mortgage debt secured by the Four Seasons Apartments in Denver, Colorado in the amount of $9.9 million. The Partnership received net cash of $4.4 million after the payoff of $5.2 million in existing mortgage debt, including a $147,000 prepayment penalty. The remainder of the refinancing proceeds were used to fund escrows for replacements and repairs and to pay various closing costs associated with the refinancing. The new mortgage bears interest at the rate of 8.25% per annum, requires monthly payments of principal and interest of $78,000 and matures in October 2005. The Partnership, in accordance with the Partnership Agreement, paid a mortgage brokerage and equity refinancing fee of $99,000 to BCM based upon the new $9.9 million mortgage.

Also in September 1995, the Partnership refinanced the mortgage debt secured by the Nora Pines Apartments in Indianapolis, Indiana in the amount of $6.2 million. The Partnership received net cash of $952,000 after the payoff of $4.9 million in existing mortgage debt, including a $48,000 prepayment penalty. The remainder of the refinancing proceeds were used to fund escrows for replacements and repairs and to pay various closing costs associated with the refinancing. The new mortgage bears interest at the rate of 8.25% per annum, requires monthly payments of principal and interest of $48,000 and matures in October 2005. The Partnership, in accordance with the Partnership Agreement, paid a mortgage brokerage and equity refinancing fee of $62,000 to BCM based upon the new $6.2 million mortgage.

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

A settlement between the Partnership and the Receiver was approved by the court on February 15, 1995. Under the terms of the settlement, on July 7, 1995, the insurance company returned to the Partnership the senior participations in the wraparound mortgage notes secured by the shopping centers in Las Vegas, Nevada and La Crosse, Wisconsin. In exchange, the Partnership returned all of the assets that it received from the insurance company other than the first lien mortgage note secured by the land in Denver, Colorado, which had been foreclosed and sold by the Partnership, and paid $657,000 in cash. The Partnership also purchased from the insurance company the first lien note secured by the land in Granby, Colorado and a second lien note secured by commercial condominiums also in Granby, Colorado for $550,000. The Partnership incurred no loss on the settlement.

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

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


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

The withdrawal of the General Partner would require the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. Under the Moorman Settlement Agreement, payment for such Redeemable General Partner Interest, fees and other compensation may, at the Oversight Committee's option, be paid over a three year period pursuant to a secured promissory note bearing interest at the prime rate and containing commercially reasonable terms and collateral. Under the Moorman Settlement Plan, the purchase price for Redeemable General Partner Interest would be calculated, as of the time SAMLP withdraws as General Partner under the Partnership's governing documents. The Managing General Partner has calculated the Redeemable General Partner Interest at December 31, 1994 to be $33.0 million, and believes there has been no material change in such value since such date. The Partnership would be entitled to offset against any such payment the then outstanding principal balance ($4.2 million at September 30, 1995) plus all accrued but unpaid interest ($5.0 million at September 30, 1995) on the note receivable from SAMLP for its capital contribution to the Partnership. In the accompanying Consolidated Balance Sheets, the Redeemable General Partner Interest is shown as a reduction of Partners' Equity. The note receivable from the General Partner has been offset against the Redeemable General Partner Interest. The Oversight Committee previously has informed the Partnership that it calculated the amount of such Redeemable General Partner Interest to be less than the amount calculated by the Managing General Partner. When SAMLP withdraws as General Partner of the Partnership, the value of the Redeemable General Partner Interest would depend on the fair value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation. Any dispute pertaining to the amount of Redeemable General Partner Interest upon withdrawal of SAMLP, will be resolved by the Supervising Judge.

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

On June 29, 1995, the Implementation Agreement was submitted to the Supervising Judge for tentative approval and approval of the notice to be sent to the original class members. As of November 3, 1995, the tentative approval of the Supervising Judge had not been obtained and therefore the notice to class members had not been mailed. Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the unitholders of National Realty for a vote. In addition, the unitholders will vote upon amendments to the National Realty partnership agreement which relate to the proposed compensation of the successor general partner and other related matters.

Upon approval by the unitholders, SAMLP shall withdraw as General Partner and the successor general partner shall take office. If the required approvals are obtained, National Realty anticipates that the successor general partner may be elected and take office during the first or second quarter of 1996.

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

Other. The Partnership is involved in various lawsuits arising in the ordinary course of business. Management of the Partnership is of the opinion that the outcome of these lawsuits would have no material impact on the Partnership's financial condition or results of operations.

NOTE 8.  SUBSEQUENT EVENTS

In October 1995, the Partnership refinanced the mortgage debt secured by the Covered Bridge Apartments in Gainsville, Florida in the amount of

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 8.  SUBSEQUENT EVENTS (Continued)

$4.7 million. The Partnership received net cash of $907,000 after the payoff of $3.6 million in existing mortgage debt, including a $35,000 prepayment penalty. The remainder of the refinancing proceeds were used to pay various closing costs associated with the refinancing. The new mortgage bears interest at the rate of 8% per annum, requires monthly payments of principal and interest of $36,000 and matures in November 2005. The Partnership, in accordance with the Partnership Agreement, paid a mortgage brokerage and equity refinancing fee of $47,000 to BCM based upon the new $4.7 million mortgage.

Also in October 1995, the Partnership accepted a $3.7 million discounted payoff of three wraparound mortgage loans secured by the Hurstbourne Business Park in Louisville, Kentucky. The Partnership received $1.5 million in cash after the payoff of $2.2 million in first mortgage debt. No loss was recorded as the discounted note payoff was equal to the Partnership's net carrying value of the loans.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Cash and cash equivalents aggregated $7.8 million at September 30, 1995 and $3.7 million at December 31, 1994.

The Managing General Partner of the Partnership's General Partner has discretion in determining methods of obtaining funds for the Partnership's operations. The Partnership's governing documents place no limitation on the amount of leverage that the Partnership may incur either in the aggregate or with respect to any particular property or other investment. At September 30, 1995, the aggregate loan-to-value ratio of the Partnership's real estate portfolio was 48.6%, computed on the basis of the ratio of total property-related debt to aggregate appraised values as of December 31, 1994, as compared with a loan-to-value ratio of 47.9% at December 31, 1994.

The Partnership's principal sources of cash flow have been and will continue to be from property operations and externally generated funds. Externally generated funds include borrowings, proceeds from the sale of Partnership properties and other assets and proceeds from the issuance of debt secured by Partnership properties or mortgage notes receivable. The Partnership expects the cash flow from property operations together with externally generated funds will be sufficient to meet the Partnership's various cash needs during the remainder of 1995, including but not limited to the payment of distributions, debt service obligations coming due and property maintenance and improvements, as more fully discussed in the paragraphs below.

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

In September 1995, the Partnership refinanced the mortgage debt secured by the Four Seasons Apartments in Denver, Colorado and the Nora Pines Apartments in Indianapolis, Indiana. The Partnership received net cash totaling $5.4 million from the two refinancings after the payoff of $10.1 million in existing mortgage debt, including $195,000 in prepayment penalties. The remainder of the refinancing proceeds were used to fund escrows for replacements and repairs and to pay various closing costs associated with the refinancing.

In November 1992, in conjunction with the transfer of the net assets of 52 apartment complexes and a wraparound note receivable to GCLP, such assets were refinanced under a $223 million blanket mortgage loan. The

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

blanket mortgage loan requires that cash flow from the GCLP properties be used to fund various escrow and reserve accounts and limits the payment of distributions to the Partnership. During the first nine months of 1995, the Partnership received distributions from GCLP totaling $1.9 million, compared to distributions totaling $1.7 million received during the first nine months of 1994.

In the first nine months of 1995, the Partnership paid quarterly distributions aggregating $0.60 per unit, or a total of $1.3 million.

The Partnership's net cash flow from property operations (rents collected less payments applicable to rental income) of $29.3 million for the nine months ended September 30, 1994 increased to $30.5 million for the nine months ended September 30, 1995. This increase is due to an increase in rental rates at the Partnership's apartment complexes and one commercial property, partially offset by decreases due to the sale of Brandywine and Raintree Apartments in October 1994.

In October 1995, the Partnership refinanced the mortgage debt secured by the Covered Bridge Apartments in Gainsville, Florida in the amount of $4.7 million. The Partnership received net cash of $907,000 after the payoff of $3.6 million in existing mortgage debt, including a $35,000 prepayment penalty. The remainder of the refinancing proceeds were used to pay various closing costs associated with the refinancing.

Also in October 1995, the Partnership accepted a $3.7 million discounted payoff of three wraparound mortgage loans secured by the Hurstbourne Business Park in Louisville, Kentucky. The Partnership received $1.5 million in cash after the payoff of $2.2 million in first mortgage debt.

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

Liquidity and Capital Resources (Continued)

years pursuant to a secured promissory note bearing interest at a financial institution's prime rate. The Managing General Partner has calculated the fair value of the Redeemable General Partner Interest at December 31, 1994 to be $33.0 million, and believes that there has been no material change in such value since that date. The Partnership would be entitled to offset against such payment the then outstanding principal balance of the note receivable ($4.2 million at September 30, 1995) plus all accrued and unpaid interest ($5.0 million at September 30, 1995) on the note receivable from the General Partner representing its capital contribution to the Partnership. When Syntek Asset Management, L.P. ("SAMLP") withdraws as General Partner of the Partnership, the fair value of the Redeemable General Partner Interest would depend on the value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

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

On June 29, 1995, the Implementation Agreement was submitted to the Supervising Judge for tentative approval and approval of the notice to be sent to the original class members. As of November 3, 1995, the tentative approval of the Supervising Judge had not been obtained and therefore the notice to class members had not been mailed. Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the unitholders of National Realty for a vote. In addition, the unitholders will vote upon amendments to the National Realty partnership agreement which relate to the proposed compensation of the successor general partner and other related matters.

Upon approval by the unitholders, SAMLP shall withdraw as General Partner and the successor general partner shall take office. If the required approvals are obtained, National Realty anticipates that the successor general partner may be elected and take office during the second quarter of 1996.

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

Results of Operations

The Partnership reported a net loss of $1.0 million and $3.6 million for the three and nine months ended September 30, 1995 as compared to a net loss of $1.3 million and $2.9 million for the three and nine months ended September 30, 1994. The primary factors effecting the Partnership's operating results are discussed in the following paragraphs.

Net rental income for the Partnership (rental income less expenses applicable to rental income) increased from $10.3 million and $32.5 million for the three and nine months ended September 30, 1994 to $11.1 million and $32.7 million for the three and nine months ended September 30, 1995. These increases are primarily attributable to increased rental rates at the Partnership's apartment complexes and an increase in rental rates and occupancy at one of the Partnership's commercial properties. In addition, an increase of $48,000 for the three months and $129,000 for the nine months is due to the acquisition of the Chalet II Apartments in March 1995. These increases are partially offset by decreases of $244,000 and $991,000 for the three and nine months ended September 30, 1995 due to the sale of the Brandywine and Raintree Apartments in October 1994.

Interest income increased from $686,000 and $1.9 million for the three and nine months ended September 30, 1994 to $818,000 and $2.2 million for the three and nine months ended September 30, 1995. This increase is primarily attributable to an increase in interest earned on the GCLP credit enhancement escrow account and to the acquisition of a note receivable in July 1995.

Interest expense increased from $8.5 million and $25.6 million for the three and nine months ended September 30, 1994 to $8.9 million and $26.0 million for the three and nine months ended September 30, 1995. Decreases of $218,000 and $645,000 for the three and nine months ended

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

September 30, 1995 attributable to the sale of the Brandywine and Raintree Apartments in October 1994 were offset by increases of $109,000 and $365,000 for the three and nine months ended September 30, 1995 in interest on the variable interest rate portion of the GCLP mortgage due to an increase in the London Interbank Offering Rate. In addition, interest expense increased by $121,000 and $250,000 for the three and nine months ended September 30, 1995 due to the refinancing of the Creekwood Apartments in September 1994 and the Mallard Lake Apartments in May 1995 and the acquisition of the Chalet II Apartments in March 1995. In addition, interest expense for the three and nine months ended September 30, 1995 includes $196,000 in prepayment penalties related to the refinancings of the Four Seasons and Nora Pines Apartments in September 1995.

General and administrative expenses increased from $1.3 million and $4.1 million for the three and nine months ended September 30, 1994 to $1.4 million and $4.8 million for the three and nine months ended September 30, 1995. These increases are primarily due to an increase in legal fees and appraisal fees related to the Moorman litigation and an increase in the Partnership's overhead reimbursements to Basic Capital Management, Inc.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, the Partnership may be potentially liable for removal or remediation costs, as well as certain other potential costs relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery from the Partnership for personal injury associated with such materials.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Accounting Pronouncement (Continued)

The General Partner estimates that if the Partnership had adopted SFAS No. 121 effective January 1, 1995, without a change in its policy of classifying revenue producing assets as held for sale prior to entering into a firm contract of sale, its depreciation in the three and nine months ended September 30, 1995 would have been reduced by $361,000 and $1.1 million, respectively, its net loss reduced by like amounts in each period and that a provision for loss for either impairment of its properties held for investment or for a decline in estimated fair value less cost to sell of its properties held for sale would not have been required in either period.

                        _______________________________


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

See NOTE 7. "LEGAL PROCEEDINGS - Moorman Settlement," of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in PART I for information relating to legal proceedings.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit
 Number                            Description
-------      -------------------------------------------------------------
 11.0        Computation of Earnings Per Unit, filed herewith.

 27.0        Financial Data Schedule, filed herewith.

(b)      Reports on Form 8-K:

         None.

                             NATIONAL REALTY, L.P.


                                 Signature Page




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NATIONAL REALTY, L.P.

                                        By its General Partner:

                                        SYNTEK ASSET MANAGEMENT, L.P.

                                        By its Managing General Partner:

                                        SYNTEK ASSET MANAGEMENT, INC.





Date:    November 13, 1995                          By:  /s/ Randall M. Paulson
     --------------------------                        -----------------------------------
                                                       Randall M. Paulson
                                                       President





Date:    November 13, 1995                          By:  /s/ Thomas A. Holland
     --------------------------                        -----------------------------------
                                                       Thomas A. Holland
                                                       Executive Vice President and
                                                       Chief Financial Officer
                                                       (Principal Financial and
                                                        Accounting Officer)


                             NATIONAL REALTY, L.P.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                    For the Quarter ended September 30, 1995





Exhibit                                                                            Page
Number                         Description                                        Number
-------     ---------------------------------------------------                   ------
  11.0      Computation of Earnings Per Unit                                       24

  27.0      Financial Data Schedule                                                25
