Form 10-K405
period 1995-12-31
NATIONAL REALTY L P
filed 1996-03-26
CIK 819671

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1995

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

                                 (214) 692-4700
              (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                              Name of each exchange on
     Title of each class                                          which registered
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 1996, the Registrant had 6,417,916 units of limited partner interest outstanding. Of the total units outstanding, 2,791,219 were held by other than those who may be deemed to be affiliates, for an aggregate value of $29,307,800 based on the last trade as reported on the American Stock Exchange on March 15, 1996. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.

                      Documents Incorporated by Reference:
                                      NONE

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K




                                                                                                          Page
                                                                                                          ----

                                                          PART I
                                                          ------

Item 1.     Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  3

Item 2.     Properties.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  9

Item 3.     Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 20

Item 4.     Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . .                 22


                                                         PART II
                                                         -------

Item 5.     Market for Registrant's Units of Limited Partner
               Interest and Related Security Holder Matters   . . . . . . . . . . . . . . .                 22

Item 6.     Selected Financial Data   . . . . . . . . . . . . . . . . . . . . . . . . . . .                 25

Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . .                 26

Item 8.     Financial Statements and Supplementary Data   . . . . . . . . . . . . . . . . .                 36

Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . .                 72


                                                         PART III
                                                         --------

Item 10.    General Partner of the Registrant and Executive
               Officers of the Registrant's General Partner                                                 72

Item 11.    Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 77

Item 12.    Security Ownership of Certain Beneficial Owners and
               Management   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 80

Item 13.    Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . .                 80


                                                         PART IV
                                                         -------

Item 14.    Exhibits, Consolidated Financial Statements,
               Schedules and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . .                 83

Signature Page    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 86


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

The general partner, and owner of 1% of the beneficial interest in each of National Realty and the Operating Partnership, is Syntek Asset Management, L.P. (the "General Partner" or "SAMLP"), a Delaware limited partnership. Gene E. Phillips is a general partner of SAMLP. Syntek Asset Management, Inc. ("SAMI"), a company of which Mr. Phillips serves as a director, Chairman of the Board and Chief Executive Officer, is the Managing General Partner of SAMLP. Basic Capital Management, Inc. ("BCM") is the sole shareholder of SAMI. The limited partners of SAMLP are Mr. Phillips, William S. Friedman, a general partner of SAMLP until March 4, 1994, Southmark Corporation ("Southmark") and American Realty Trust, Inc. ("ART"), a real estate investment company. Messrs. Phillips and Friedman served as directors and executive officers of ART until November 16, 1992, and December 31, 1992, respectively. As of March 15, 1996, the Partnership owned 97,866 shares of ART common stock, approximately 1% of the ART shares then outstanding. ART owns a 76.8% limited partner interest in SAMLP, the Partnership's General Partner. As of March 15, 1996, ART owned approximately 52% of National Realty's outstanding units of limited partner interest. In February 1992, Southmark became the owner of a 19.2% limited partner interest in SAMLP by assignment from ART. See ITEM 12. "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

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

Business Plan

The Partnership's primary business and only industry segment is owning and operating a portfolio of real estate. Information regarding the Partnership's real estate portfolio is set forth in ITEM 2. "PROPERTIES - Real Estate" and
Schedule III to the Consolidated Financial Statements, included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." In addition, the Partnership owns interests in mortgage loans arising from the sale of Partnership properties which are secured by various apartment complexes and commercial properties, as set forth in ITEM 2. "PROPERTIES - Mortgage Loans" and Schedule IV to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

The objectives of the Partnership are to increase asset values and, to a lesser extent, to generate cash available for distribution to unitholders through aggressive management of the Partnership's real estate portfolio. The Partnership's primary emphasis, however, is on capital appreciation rather than current income. As discussed in ITEM 5. "MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNER INTEREST AND RELATED SECURITY HOLDER MATTERS," National Realty suspended cash distributions as of December 29, 1989. Pursuant to a plan (the "Settlement Plan") established under the terms of the May 1990 settlement of the Moorman class action litigation (the "Settlement Agreement"), the Partnership agreed to distribute to unitholders, during the pendency of the Settlement Plan, all of the Partnership's operating cash flow in excess of anticipated renovation costs, unless the Partnership's Oversight Committee approved alternative uses for such operating cash flow. No excess operating cash flow was available for distributions in 1991 or 1992. On October 7, 1993, the Partnership announced a resumption of regular quarterly distributions. During the first three quarters of 1995, the Partnership continued the payment of regular quarterly distributions of $.07 per unit as adjusted for the three for one forward unit split effected January 2, 1996. In the fourth quarter of 1995, in addition to the regular quarterly distribution of $.07 per unit, the Partnership declared an extra distribution of $1.00 per unit which was paid January 2, 1996 to unitholders of record on December 15, 1995. The Partnership declared total distributions of $8.1 million in 1995.
In March 1996, the Partnership announced an increase in its regular quarterly distribution from $.07 per unit to $.10 per unit. The Partnership also announced a special distribution of $.15 per unit. Both distributions are payable March 31, 1996 to unitholders of record March 15, 1996.

At the discretion of the Managing General Partner, the Partnership may, from time to time, sell properties or other assets, renovate or make improvements to properties, make additional investments or obtain additional or initial financing for its properties.

The establishment, implementation and modification of the business objectives and policies of the Partnership are the responsibility of the Managing General Partner, and, in general, the limited partners have no voting rights with respect to such matters. With respect to the GCLP properties, such business objectives and policies are the responsibility of GCMI. The Partnership's primary business purpose is the ownership of improved, income-producing real estate, but the Partnership may also conduct any business that may lawfully be conducted under the Delaware Revised Uniform Limited Partnership Act. As long as the Settlement Plan is in effect, Oversight Committee approval is required for the Partnership to enter into any new line of business. See "Management and Operations" below.

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

Pending Withdrawal of General Partner

As described in ITEM 3. "LEGAL PROCEEDINGS - Moorman Settlement," the Settlement Plan provided that, if certain aggressive, annually increasing Targets relating to the price of National Realty's units of limited partner interest and distributions to unitholders were not met for two successive years of the Settlement Plan or the fifth and final year of the Settlement Plan, the General Partner would be required to resign and the Partnership would be required to repurchase the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") for its fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Settlement Agreement.

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

As discussed in "Business Plan" above, the Partnership does not anticipate making material property acquisitions at the present time. However, to the extent that the Partnership seeks to sell any of its properties, the sales prices for such properties may be affected by competition from other real estate entities and financial institutions also attempting to sell their properties located in areas in which the Partnership's properties are located.

As described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Business Relationships," the executive officers of SAMI, the Managing General Partner of SAMLP, are also executive officers of certain other entities, each of which has business objectives similar to the Partnership's. These executive officers owe fiduciary duties to such other entities and the Partnership under applicable law.

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


Special Considerations Relating to Investments in Real Estate

The Partnership is subject to all of the risks incident to the ownership of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, changes in general or local economic conditions, changes in interest rates and the availability of permanent mortgage financing which may render the sale or refinancing of a property difficult or unattractive and which may make debt service burdensome, changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes, hurricanes and other acts of God and other factors beyond the control of the Partnership. Also, the illiquidity of real estate investments may impair the ability of the Partnership to respond promptly to changing circumstances. The Partnership believes that such risks are partially mitigated by the diversification by geographic region and property type of the Partnership's real estate portfolio.

ITEM 2.   PROPERTIES

The Partnership's principal offices are located at 10670 North Central Expressway, Suite 300, Dallas, Texas 75231. The Partnership believes that its offices are suitable and adequate for its present operations.

Details of the Partnership's real estate and mortgage notes receivable portfolios at December 31, 1995, are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning the Partnership's real estate and mortgage notes receivable portfolios.

The Partnership's real estate consists of properties purchased and properties obtained through foreclosure of mortgage notes. The discussion set forth below under the heading "Real Estate" provides certain summary information concerning the Partnership's real estate. The Partnership holds investments in 67 apartment complexes, seven office buildings and nine shopping centers in all geographic regions of the United States, except for the Northeast region, as shown more specifically in the table under "Real Estate" below. The Partnership holds mortgage notes receivable secured by real estate in the Pacific, Midwest and Mountain regions of the United States, as shown more specifically in the table under "Mortgage Loans" below.

At December 31, 1995, no single asset of the Partnership accounted for 10% or more of its total assets. At December 31, 1995, 80% of the Partnership's assets consisted of real estate and 4% consisted of mortgage notes and interest receivable. The remaining 16% of the Partnership's assets at December 31, 1995 consisted of cash, cash equivalents and other assets. The percentage of the Partnership's assets invested in any one category is subject to change and no assurance can be given that the composition of the Partnership's assets in the future will approximate the percentages listed above.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

Geographic Regions

The Partnership has divided the United States into the following six geographic regions.

    Northeast region comprised of the states of Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont, and the District of Columbia. The Partnership has no apartment complexes or commercial properties in this region.

    Southeast region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. This Partnership has 18 apartment complexes and 6 commercial properties in this region.

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

Real Estate

At December 31, 1995, the Partnership owned 83 properties located in 22 states. These properties consisted of 67 apartment complexes comprising 16,848 units with a total Revaluation Equity (as defined in ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Current Value Reporting") of $264.6 million, seven office buildings with an aggregate of 495,594 square feet with a total Revaluation Equity of $13.8 million and nine shopping centers with an aggregate of 1.1 million square feet with a total Revaluation Equity of $31.5 million.

All but six of the Partnership's properties are currently encumbered by mortgage debt. Generally, the ability to make debt service payments under a mortgage loan will be dependent upon the performance of the property, which is subject to the risks associated with real estate investments, many of which are beyond the control of the Partnership. In the event of default under one of these mortgages, with the exception of GCLP mortgage debt discussed below, the property securing such mortgage would be subject to foreclosure. Most of the Partnership's borrowings are subject to substantial "balloon" payments at maturity.

The apartment complexes and the wraparound note receivable transferred to GCLP were refinanced under a ten-year blanket mortgage loan, evidenced by a single mortgage with an original principal balance of $223 million. A portion of the blanket mortgage debt was assigned to each apartment complex and the wraparound note receivable, and each is cross- defaulted and cross-collateralized. In the event of a default, the servicer is entitled to accelerate all or any portion of the principal amount of the loan and to exercise its remedies against any or all of the mortgaged properties and the wraparound note receivable. However, with respect to mortgaged properties located in certain states that impose a mortgage recording tax, the recovery on the related mortgage would be limited to 125% of the allocated loan amount.

Additional detailed information with respect to individual Partnership properties and associated debt is set forth in Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

The following table sets forth the percentages, by property type and geographic region, of the Partnership's real estate at December 31, 1995.


                                                                                           Commercial
      Region                                                   Apartments                  Properties
     ---------                                                 ----------                  ----------

     Southeast                                                    27.0%                       31.9%
     Southwest                                                    34.4                        34.3
     Midwest                                                      31.7                        18.8
     Mountain                                                      4.3                         2.8
     Pacific                                                       2.6                        12.2
                                                                ------                      ------
                                                                 100.0%                      100.0%

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

A summary of the activity in the Partnership's real estate portfolio during 1995 is as follows:

 Properties in real estate portfolio at January 1, 1995                                                  84
 Property acquired through purchase                                                                       1
 Properties sold                                                                                         (2)
                                                                                                        ---
 Properties in real estate portfolio at December 31, 1995                                                83

Set forth below are the Partnership's properties and the monthly rental rate for apartments and the average annual rental rate for commercial properties and occupancy thereof at December 31, 1995, 1994 and 1993:

                                                                             Rent Per
                                                                          Square Foot                   Occupancy
                                                    Units/          -------------------------     ----------------------
    Property              Location              Square Footage       1995     1994      1993       1995    1994     1993
-----------------      --------------           ---------------     ------   ------    ------     ------  ------   ------
Apartments
----------
Alexandria  . . .        Decatur, GA                406 units/
                                               562,700 sq. ft.      $  .43   $   .41   $   .40       96%      92%       96%
Arlington Place .        Pasadena, TX               230 units/
                                               205,476 sq. ft.         .60       .60       .59       95%      88%       88%
Barcelona . . . .        Tampa, FL                  368 units/
                                               346,144 sq. ft.         .47       .49       .49       96%      85%       89%
Bavarian  . . . .        Middletown, OH             259 units/
                                               229,560 sq. ft.         .60       .59       .58       92%      95%       94%
Bent Tree . . . .        Addison, TX                292 units/
                                               244,480 sq. ft.         .60       .56       .56      100%      99%       90%
Blackhawk . . . .        Ft. Wayne, IN              209 units/
                                               190,520 sq. ft.         .53       .53       .52       94%      96%       97%
Bridgestone . . .        Friendswood, TX             76 units/
                                                 65,519 sq. ft.         .62      .62       .59       97%      93%       90%
Brookview Gardens        Smyrna, GA                 156 units/
                                               155,600 sq. ft.         .54       .51       .47       94%      96%       96%
Candlelight Square       Lenexa, KS                 119 units/
                                               114,630 sq. ft.         .53       .51       .48       96%      92%       95%
Chalet I  . . . .        Topeka, KS                 162 units/
                                               131,791 sq. ft.         .61       .61       .57       94%      87%       99%
Chalet II . . . .        Topeka, KS                  72 units/
                                                49,164 sq. ft.         .67       *         *         97%       *         *
Chateau.  . . . .        Bellevue, NE               115 units/
                                                99,220 sq. ft.         .60       .59       .57       97%      94%       92%
Club Mar  . . . .        Sarasota, FL               248 units/
                                               230,180 sq. ft.         .57       .59       .57       95%      92%       92%
Confederate Point        Jacksonville, FL           206 units/
                                               277,860 sq. ft.         .44       .42       .41       98%      92%       91%
Country Place . .        Round Rock, TX             152 units/
                                               119,808 sq. ft.         .68       .63       .58       95%      97%       96%
Covered Bridge  .        Gainesville, FL            176 units/
                                               171,416 sq. ft.         .60       .57       .56      100%      99%       95%
Creekwood . . . .        College Park, GA           300 units/
                                               285,840 sq. ft.         .50       .49       .47       94%      87%       92%
Fair Oaks . . . .        Euless, TX                 208 units/
                                               166,432 sq. ft.         .55       .52       .52       98%      96%       90%
Four Seasons  . .        Denver, CO                 384 units/
                                               254,900 sq. ft.         .77       .74       .66       93%      96%       97%
Fox Club  . . . .        Indianapolis, IN           336 units/
                                               317,600 sq. ft.         .54       .54       .53       91%      95%       93%
Foxwood.  . . . .        Memphis, TN                220 units/
                                               212,000 sq. ft.         .49       .46       .44       95%      97%       95%
Granada . . . . .        Bellevue, NE               264 units/
                                               243,960 sq. ft.         .51       .51       .49       97%      85%       83%
Hidden Valley . .        Grand Rapids, MI         176 units/
                                             260,970 sq. ft.           .51       .49       .45       97%      96%       94%
Horizon East  . .        Dallas, TX               166 units/
                                             141,081 sq. ft.           .50       .48       .47       94%      93%       95%

                                                                       Rent Per
                                                                      Square Foot                    Occupancy
                           Units/                               ------------------------      -------------------------
    Property              Location             Square Footage    1995     1994      1993       1995     1994      1993
-----------------      -------------           ---------------  ------   ------    ------     ------   ------    ------
Apartments - Continued
----------
Kimberly Woods  . . .    Tucson, AZ                279 units/
                                               249,678 sq. ft.  $  .54   $   .52   $   .49       94%      95%       92%
King Village  . . . .    Huntsville, AL            184 units/
                                               202,602 sq. ft.     .41       .41       .43       86%      90%       78%
La Mirada . . . . . .    Jacksonville, FL          320 units/
                                               341,400 sq. ft.     .47       .46       .44       98%      93%       91%
Lake Nora Arms  . . .    Indianapolis, IN          588 units/
                                               429,380 sq. ft.     .61       .60       .60       95%      94%       93%
Lakewood Park . . . .    St. Petersburg, FL         240 units/
                                               279,720 sq. ft.     .40       .40       .38       91%      90%       91%
Lantern Ridge . . . .    Richmond, VA              120 units/
                                               112,296 sq. ft.     .50       .49       .49       93%      98%       96%
Mallard Lake  . . . .    Greensboro, NC            336 units/
                                               295,560 sq. ft.     .59       .57       .53       97%      98%       97%
Manchester Commons  .    Manchester, MO            280 units/
                                               331,820 sq. ft.     .49       .46       .45       95%      94%       87%
Mesa Court  . . . . .    Mesa, AZ                  224 units/
                                               180,291 sq. ft.     .61       .57       .51       94%      94%       88%
Mesa Ridge  . . . . .    Mesa, AZ                  256 units/
                                               206,045 sq. ft.     .61       .57       .51       92%      95%       92%
Nora Pines  . . . . .    Indianapolis, IN          254 units/
                                               254,676 sq. ft.     .55       .55       .54       97%      95%       96%
Oak Hollow  . . . . .    Austin, TX                409 units/
                                               290,072 sq. ft.     .81       .75       .69       97%      99%       98%
Oak Tree  . . . . . .    Grandview, MO             189 units/
                                               160,591 sq. ft.     .52       .52       .50       96%      95%       93%
Oakmont.  . . . . . .    Monroe, LA                212 units/
                                               185,500 sq. ft.     .48       .48       .48       92%      93%       89%
Olde Towne  . . . . .    Middletown, OH            199 units/
                                               179,395 sq. ft.     .57       .57       .57       91%      94%       91%
Outrigger . . . . . .    Tulsa, OK                 343 units/
                                               327,190 sq. ft.     .36       .36       .35       92%      88%       85%
Pines . . . . . . . .    Little Rock, AR           257 units/
                                               221,981 sq. ft.     .39       .37       .37       90%      88%       91%
Place One . . . . . .    Tulsa, OK                 407 units/
                                               302,263 sq. ft.     .49       .47       .45       96%      92%       90%
Regency.  . . . . . .    Lincoln, NE               106 units/
                                               111,700 sq. ft.     .56       .56       .53       88%      97%       96%
Regency Falls . . . .    San Antonio, TX           546 units/
                                               348,692 sq. ft.     .63       .60       .53       93%      90%       94%
Rockborough . . . . .    Denver, CO                345 units/
                                               249,723 sq. ft.     .70       .67       .63       92%      96%       93%
Royal Oaks  . . . . .    Stone Mountain, GA         300 units/
                                               385,000 sq. ft.     .43       .41       .40       95%      90%       91%
Santa Fe  . . . . . .    Kansas City, MO           225 units/
                                               180,416 sq. ft.     .52       .51       .54       92%      90%       88%
Shadowood . . . . . .    Addison, TX               184 units/
                                               134,616 sq. ft.     .66       .64       .64       97%      98%       97%
Sherwood Glen . . . .    Urbandale, IA             180 units/
                                               143,745 sq. ft.     .74       .72       .70       93%      93%       94%
Skipper's Pond  . . .    Tampa, FL                 260 units/
                                               233,760 sq. ft.     .46       .46       .44       93%      91%       91%
Stonebridge . . . . .    Florissant, MO            100 units/
                                               140,576 sq. ft.     .42       .42       .40       92%      92%       93%
Summerwind  . . . . .    Reseda, CA                172 units/
                                               114,711 sq. ft.     .97       .97       .97       91%      92%       85%
Sun Hollow  . . . . .    El Paso, TX               216 units/
                                               156,000 sq. ft.     .63       .63       .62       96%      92%       90%
Tanglewood  . . . . .    Arlington Heights, IL      838 units/
                                               612,816 sq. ft.     .96       .96       .96       95%      96%       88%
Timber Creek  . . . .    Omaha, NE                 180 units/
                                               162,252 sq. ft.     .60       .59       .57       94%      91%       94%
Towne Oaks  . . . . .    Monroe, LA                152 units/
                                               153,488 sq. ft.     .49       .49       .46       95%      94%       95%
Villa Del Mar . . . .    Wichita, KS               162 units/
                                               128,004 sq. ft.     .58       .57       .57       90%      89%       88%


                                                                       Rent Per
                                                                      Square Foot                    Occupancy
                           Units/                               ------------------------      -------------------------
    Property              Location             Square Footage    1995     1994      1993       1995     1994      1993
-----------------      -------------           ---------------  ------   ------    ------     ------   ------    ------
Apartments - Continued
----------
Village Square  . . .    Stone Mountain, GA         310 units/
                                               403,900 sq. ft.  $  .41   $   .41   $   .40       84%      88%       90%
Villas  . . . . . . .    Plano, TX                 208 units/
                                               156,632 sq. ft.     .70       .67       .64       95%      97%       96%
Whispering Pines  . .    Canoga Park, CA           102 units/
                                                61,671 sq. ft.     .98       .98      1.04       93%      93%       82%
Whispering Pines  . .    Topeka, KS                320 units/
                                               299,264 sq. ft.     .49       .49       .46       90%      92%       94%
Windridge . . . . . .    Austin, TX                408 units/
                                               281,778 sq. ft.     .85       .80       .74       95%      96%       95%
Windtree I & II.  . .    Reseda, CA                159 units/
                                               109,062 sq. ft.     .90       .90       .92       91%      24%       84%
Wisperwood  . . . . .    Tampa, FL                 212 units/
                                               199,920 sq. ft.     .46       .45       .44       91%      92%       93%
Woodlake  . . . . . .    Carrollton, TX            256 units/
                                               210,208 sq. ft.     .66       .63       .60       98%      99%       90%
Woodsong II . . . . .    Smyrna, GA                190 units/
                                               207,460 sq. ft.     .51       .46       .44       99%      97%       92%
Woodstock . . . . . .    Dallas, TX                320 units/
                                               222,112 sq. ft.     .54       .51       .51       96%      94%       91%

Office Buildings
----------------
56 Expressway . . . .    Oklahoma City, OK      54,649 sq. ft.    7.94      7.77      7.97       93%      85%       78%
Executive Court . . .    Memphis, TN            41,840 sq. ft.    9.87      9.91      9.78       92%      92%       92%
Fondren.  . . . . . .    Houston, TX             47,808 sq. ft.   6.25      7.11      6.50      100%       0%        0%
Marina Playa  . . . .    Santa Clara, CA        124,322 sq. ft.  18.11     17.00     16.39       97%      95%       91%
Melrose Business
  Park  . . . . . . .    Oklahoma City, OK     124,200 sq. ft.    2.65      2.59      2.56       97%      81%       69%
Toll Hill . . . . . .    Dallas, TX             81,115 sq. ft.   10.99     11.04     10.66       88%      91%       80%
University Square . .    Anchorage, AK          22,260 sq. ft.   13.16     13.81     13.90       90%      82%       85%

Shopping Centers
----------------
Countryside Plaza . .    Clearwater, FL        184,878 sq. ft.    3.37      3.36      3.53       24%      83%       87%
Crestview . . . . . .    Crestview, FL          80,679 sq. ft.    2.96      3.01      3.17       90%      90%       82%
Cross County Mall . .    Mattoon, IL           304,575 sq. ft.    4.86      4.39      4.23       95%      87%       93%
Cullman.  . . . . . .    Cullman, AL            92,466 sq. ft.    3.83      3.82      3.74      100%      96%       98%
Harbor Plaza  . . . .    Aurora, CO             45,863 sq. ft.    8.42      7.82      7.23       78%      87%       91%
Katella Plaza . . . .    Orange, CA             52,169 sq. ft.    9.97     11.34     11.27       71%      71%       71%
Regency Point . . . .    Jacksonville, FL       67,410 sq. ft.   11.26     10.63     10.53       81%      95%       93%
Southern Palms  . . .    Tempe, AZ             250,068 sq. ft.    7.73      7.45      7.57       93%      84%       78%
Westwood  . . . . . .    Tallahassee, FL       149,855 sq. ft.    5.31      5.00      5.01       59%      81%       60%

------------

* Property was purchased in 1995.

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

The following table sets forth information at December 31, 1995, regarding the Partnership's properties, grouped by region and type of property, including number of properties, aggregate amount of leasable square footage in the case of commercial properties, number of units and square footage in the case of apartments, approximate weighted average occupancy, and Revaluation Equity (dollars in thousands):

     Region/                                          Units/                                           Revaluation
  Property Type                   Number           Square Footage             Occupancy                  Equity
-------------------               ------           --------------             ----------               ------------
Southeast
 Apartments   . . . . . . . .       18            4,552 Units/                     93%                  $    68,318
                                               4.8 Million Sq.Ft.
 Office Building  . . . . . .        1           41,840 Sq.Ft.                     92%                        1,944
 Shopping Centers   . . . . .        5          475,288 Sq.Ft.                     80%                       14,908

Southwest
 Apartments   . . . . . . . .       22            5,801 Units/                     94%                       95,705
                                               4.5 Million Sq.Ft.
 Office Buildings   . . . . .        4          307,172 Sq.Ft.                     70%                        5,303
 Shopping Center  . . . . . .        1          250,068 Sq.Ft.                     74%                        6,388

Mountain
 Apartments   . . . . . . . .        2              729 Units/                     94%                       10,374
                                                504,623 Sq.Ft.
 Shopping Center  . . . . . .        1           45,863 Sq.Ft.                     90%                        3,002

Pacific
 Apartments   . . . . . . . .        3              433 Units/                     87%                        5,687
                                                285,955 Sq.Ft.
 Office Buildings   . . . . .        2          146,582 Sq.Ft.                     93%                        6,539
 Shopping Center  . . . . . .        1           52,169 Sq.Ft.                     86%                        1,406

Midwest
 Apartments   . . . . . . . .       22            5,333 Units/                     94%                       84,551
                                                5.2 Million Sq.Ft.
 Shopping Center  . . . . . .        1          304,575 Sq.Ft.                     92%                        5,827
                                                                                                        -----------
                                                                                                            309,952
                                                                                                        ===========

Revaluation Equity does not include any adjustments for the Redeemable General Partner Interest as discussed in ITEM 3. "LEGAL PROCEEDINGS - Moorman Settlement."

The following discussion briefly describes the events that affected the Partnership's properties during 1995 and the first quarter of 1996.

The Partnership has a 75% general partner interest in Southern Palms Associates, which owns Southern Palms Shopping Center. In August 1992, Southern Palms Associates filed a voluntary petition in bankruptcy, seeking, among other things, to restructure the $9.3 million nonrecourse mortgage secured by the shopping center. In December 1993, an agreement was reached with the lender to modify the $9.3 million first mortgage, reducing the interest rate and extending the maturity date. Southern Palms Associates remains in bankruptcy in order to resolve certain partnership issues involving the 25% general partner.

In March 1995, the Partnership purchased the Chalet II Apartments, a 72 unit apartment complex in Topeka, Kansas, for $1.6 million. The Partnership paid $439,000 in cash and obtained new first mortgage financing of $1.2 million. The mortgage bears interest at a rate of prime plus 1% per annum (10% at December 31, 1995), requires monthly payments of principal and interest, currently $12,000, and matures in March 2002. The Partnership, in accordance with the Partnership Agreement, paid a real estate brokerage commission of $98,000 to Carmel Realty based on the $1.6 million purchase price of the property.

In December 1995, the Partnership sold the Harbour Pointe Apartments in Miami, Florida, for $5.2 million. The Partnership received $2.1 million in cash after the payoff of $3.0 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Partnership, in accordance with the Partnership Agreement, paid a real estate sales commission of $155,000 to Carmel Realty based upon the $5.2 million sales price of the property. The Partnership recognized a gain of $2.8 million on the sale.

Also in December 1995, the Partnership sold the Vineyards Apartments in Broadview Heights, Ohio, for $10.7 million. The Partnership received net cash of $2.4 million after the payoff of $8.2 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Partnership, in accordance with the Partnership Agreement, paid a real estate sales commission of $322,000 to Carmel Realty based upon the $10.7 million sales price of the property. The Partnership recognized a gain of $4.9 million on the sale.

In May 1995, the Partnership refinanced the mortgage debt secured by the Mallard Lake Apartments in Greensboro, North Carolina, in the amount of $8.2 million. The Partnership received net cash of $1.4 million after the payoff of $6.5 million in existing mortgage debt. The remainder of the refinancing proceeds were used to fund escrows for replacements and repairs and to pay various closing costs associated with the refinancing. The new mortgage bears interest at the rate of 8.75% per annum, requires monthly payments of principal and interest of $67,416 and matures June 1, 2005. The Partnership, in accordance with the Partnership Agreement, paid a mortgage brokerage and equity refinancing fee of $82,000 to BCM, based upon the new $8.2 million mortgage.

In September 1995, the Partnership refinanced the mortgage debt secured by the Four Seasons Apartments in Denver, Colorado, in the amount of $9.9 million. The Partnership received net cash of $4.4 million after the payoff of $5.2 million in existing mortgage debt, including a $147,000 prepayment penalty. The remainder of the refinancing proceeds were used to fund escrows for replacements and repairs and to pay various closing costs associated with the refinancing. The new mortgage bears interest at the rate of 8.25% per annum, requires monthly payments of principal and interest of $78,000 and matures in October 2005. The Partnership, in accordance with the Partnership Agreement, paid a mortgage brokerage and equity refinancing fee of $99,000 to BCM based upon the new $9.9 million mortgage.

Also in September 1995, the Partnership refinanced the mortgage debt secured by the Nora Pines Apartments in Indianapolis, Indiana, in the amount of $6.2 million. The Partnership received net cash of $952,000 after the payoff of $4.9 million in existing mortgage debt, including a $48,000 prepayment penalty. The remainder of the refinancing proceeds were used to fund escrows for replacements and repairs and to pay various closing costs associated with the refinancing. The new mortgage bears interest at the rate of 8.25% per annum, requires monthly payments of principal and interest of $48,000 and matures in October 2005. The Partnership, in accordance with the Partnership Agreement, paid a mortgage brokerage and equity refinancing fee of $62,000 to BCM based upon the new $6.2 million mortgage.

In October 1995, the Partnership refinanced the mortgage debt secured by the Covered Bridge Apartments in Gainesville, Florida, in the amount of $4.7 million. The Partnership received net cash of $907,000 after the payoff of $3.6 million in existing mortgage debt, including a $35,000 prepayment penalty. The remainder of the refinancing proceeds were used to pay various closing costs associated with the refinancing. The new mortgage bears interest at the rate of 8% per annum, requires monthly payments of principal and interest of $36,000 and matures in November 2005. The Partnership, in accordance with the Partnership Agreement, paid a mortgage brokerage and equity refinancing fee of $47,000 to BCM based upon the new $4.7 million mortgage.

In December 1995, the Partnership refinanced the mortgage debt secured by the Marina Playa Office Building in Santa Clara, California, in the amount of $8.3 million. The Partnership received net cash of $2.9 million after the payoff of $4.5 million in existing mortgage debt, including a $22,000 prepayment penalty. The remainder of the refinancing proceeds were used to fund a $625,000 escrow for tenant improvements and to pay various closing costs associated with the refinancing. The new mortgage bears interest at the rate of 8.25% per annum, requires monthly payments of principal and interest of $65,000 and matures in January 2006. The Partnership, in accordance with the Partnership Agreement, paid a mortgage brokerage and equity refinancing fee of $83,000 to BCM based upon the new $8.3 million mortgage.

Also in December 1995, the Partnership refinanced the mortgage debt secured by the Timbercreek Apartments in Omaha, Nebraska, in the amount of $5.0 million. The Partnership received net cash of $1.8 million after the payoff of $3.1 million in existing mortgage debt, including a $63,000 prepayment penalty. The remainder of the refinancing proceeds were used to pay various closing costs associated with the refinancing. The new mortgage bears interest at the rate of 7.75% per annum, requires monthly payments of principal and interest of $38,000 and matures in January 2006. The Partnership, in accordance with the Partnership Agreement, paid a mortgage brokerage and equity refinancing fee of $50,000 to BCM based upon the new $5.0 million mortgage.

Mortgage Loans

In addition to real estate, a portion of the Partnership's assets consists of mortgage notes receivable, principally those originating from the sale of Partnership properties and secured by income-producing properties. The Partnership's mortgage notes consist of first and wraparound mortgage loans.

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

At December 31, 1995, the Partnership's mortgage notes had an aggregate face amount of $28.1 million and an aggregate net carrying value of $10.2 million, net of deferred gains ($15.8 million), discounts ($187,000) and allowance for estimated losses ($1.9 million).

The following table sets forth the percentage (based on the outstanding mortgage note balance at December 31, 1995), by property type and geographic region, of the properties that serve as collateral for the five mortgage notes receivable in the Partnership's mortgage notes receivable portfolio at December 31, 1995. See Schedule IV to the Consolidated Financial Statements included at
ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for further details of the Partnership's mortgage notes receivable portfolio.

                                                                     Commercial
Region                                Apartments                     Properties                  Total
------                                ----------                     ----------                  -----
Mountain  . . . . . . . . . . . .           - %                           18.3%                    18.3%
Pacific . . . . . . . . . . . . .         62.6                              -                      62.6
Midwest . . . . . . . . . . . . .           -                             19.1                     19.1
                                          ----                           -----                    ----
                                          62.6%                           37.4%                   100.0%

In 1991, the Partnership and an insurance company entered into an Asset Sales Agreement to sell participations in certain of the Partnership's mortgage notes receivable in exchange for participations in other mortgage notes or assets and cash. The Partnership entered into the Asset Sales Agreement in an effort to develop a potential source for

Mortgage Loans

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

A settlement between the Partnership and the Receiver was approved by the court on February 15, 1995. Under the terms of the settlement, the insurance company returned to the Partnership the senior participations in the wraparound mortgage notes secured by the shopping centers in Las Vegas, Nevada and La Crosse, Wisconsin. In exchange, the Partnership returned all of the assets that it had received from the insurance company other than the first lien mortgage note secured by the land in Denver, Colorado, which had been foreclosed and sold by the Partnership, and $657,000 in cash. The Partnership also purchased from the insurance company the first lien note secured by the land in Granby, Colorado and a second lien note secured by commercial condominiums also in Granby, Colorado for a total of $550,000. The Partnership incurred no loss on the settlement.

In October 1995, the Partnership accepted a $3.7 million discounted payoff of three wraparound mortgage loans secured by the Hurstbourne Business Park in Louisville, Kentucky. The Partnership received $1.5 million in cash after the payoff of $2.2 million in first mortgage debt. No loss was recorded as the discounted note payoff was equal to the Partnership's net carrying value of the loans.

Investment in Marketable Equity Securities of ART

At December 31, 1995, the Partnership owned 97,866 shares of common stock of ART, a real estate investment company, representing approximately 1% of ART's outstanding shares. Mr. Phillips, a general partner of SAMLP, the General Partner of the Partnership, served as Chairman of the Board and as a director of ART until November 16, 1992. The executive officers of the Managing General Partner are also executive officers of ART. See ITEM 12. "SECURITY OWNERSHIP OF CERTAIN

Mortgage Loans

BENEFICIAL OWNERS AND MANAGEMENT." At December 31, 1995, the market value of the ART common stock owned by the Partnership was $722,000. ART owns a 76.8% limited partner interest in SAMLP. In addition, as of March 15, 1996 ART owned 3,340,522 of National Realty's units of limited partner interest, approximately 52% of the units then outstanding.

ITEM 3.   LEGAL PROCEEDINGS

Moorman Settlement

The Partnership is party to a Settlement Agreement, dated as of May 9, 1990, between plaintiffs Joseph B. Moorman, et al. and defendants Robert A. McNeil, National Realty, the Operating Partnership, SAMLP, Gene E. Phillips, William S. Friedman, and Shearson Lehman Hutton Inc., successor-in-interest to defendant E.F. Hutton & Company Inc., relating to the action entitled Moorman, et al. v. Southmark Corporation, et al. Such action was filed on September 2, 1987, in the Superior Court of the State of California, County of San Mateo. On May 9, 1990, the Partnership agreed to settle such action pursuant to the terms of a written agreement (the "Moorman Settlement Agreement"). On June 29, 1990, after a hearing as to its fairness, reasonableness and adequacy, the Moorman Settlement Agreement was granted final court approval.

The Moorman Settlement Agreement is complex and the following summary is qualified in its entirety by reference to the text thereof, which was previously included as an exhibit to the Partnership's Form 10-Q for the quarter ended March 31, 1990, as filed with the Securities and Exchange Commission. The Moorman Settlement Agreement provides for a plan (the "Moorman Settlement Plan") consisting of, among other things, the following: (i) the appointment and operation of a committee (the "Oversight Committee") to oversee the implementation of the Moorman Settlement Plan, (ii) the appointment and operation of an audit committee having a majority of members unaffiliated with Messrs. Phillips and Friedman or SAMLP, (iii) the establishment of specified annually increasing targets described below (each a "Target") for each of the next five years through May 1995, relating to the price of the units of limited partner interest as decreased for certain distributions to unitholders, (iv) an agreement by SAMLP not to seek reimbursement of greater than $500,000 per year for Messrs. Phillips' and Friedman's salaries for serving as general partners of SAMLP, (Mr. Friedman resigned as general partner of SAMLP effective March 4, 1994) and a deferral of such payments until such time as a Target may be met, and, if SAMLP resigns as General Partner, a waiver of any compensation so deferred, (v) a deferral until such time as a Target may be met of certain future annual General Partner compensation payable, pursuant to the Partnership's governing documents, to SAMLP or its affiliates, and, if SAMLP resigns as General Partner, a waiver of any compensation so deferred, (vi) the required distribution to unitholders of all the Partnership's operating cash flow in excess of certain renovation costs, unless the Oversight Committee approves alternative uses for such operating cash flow, (vii) the issuance of Warrants to purchase an aggregate of up to 2,019,579 units (the "Warrants") to Class Members, (viii) the contribution by certain co-defendants of cash and notes payable to the Partnership aggregating $5.5 million (including $2.5 million contributed by SAMLP and its general partners over a four-year period), (ix) the amendment of the Partnership Agreement to reduce the vote required to remove the General Partner from a two-thirds vote to a majority vote of the units, (x) the Partnership's redemption of its unit purchase rights and an agreement not to adopt a similar rights plan without Oversight Committee approval and (xi) the Partnership's payment of certain settlement costs, including plaintiffs' attorneys' fees in the amount of $3.4 million. The Moorman Settlement Plan will remain in effect until SAMLP has resigned as General Partner and a successor general partner is elected and takes office, and the Warrants will remain exercisable for five years from the February 14, 1992 date of issuance or until earlier redemption.

On January 27, 1995, National Realty, SAMLP, the Oversight Committee and William H. Elliott executed an Implementation Agreement which provides for the nomination of an entity controlled by Mr. Elliott as successor general partner and for the resolution of all related matters under the Moorman Settlement. On February 20, 1996, the parties to the Implementation Agreement executed an Amended and Restated Implementation Agreement.

Provided that the successor general partner is elected pursuant to the terms of the Amended and Restated Implementation Agreement, SAMLP shall receive $12,471,500 from the Partnership. This amount represents a compromise settlement of the net amounts owed by the Partnership to SAMLP upon SAMLP's withdrawal as General Partner and any amounts which SAMLP and its affiliates may owe to the Partnership. This amount shall be paid to SAMLP pursuant to a promissory note in accordance with the terms set forth in the Amended and Restated Implementation Agreement.

The Amended and Restated Implementation Agreement has been submitted to the Supervising Judge for tentative approval and approval of the notice to be sent to the original class members. Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the unitholders of the Partnership for a vote. In addition, the unitholders will vote upon amendments to the Partnership Agreement which relate to the proposed compensation of the successor general partner and other related matters.

Upon approval by the unitholders, SAMLP shall withdraw as General Partner and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner will be elected and take office during the second or third quarter of 1996.

The Amended and Restated Implementation Agreement provides that SAMLP, and its affiliates owning units in the Partnership shall not vote to remove the successor general partner, except for removal with cause, for a period of 36 months from the date the successor general partner takes office.

Upon the election and taking office of the successor general partner, the Moorman Settlement Plan and the Oversight Committee shall be terminated. If the successor general partner is not elected, the existing Moorman Settlement shall remain in full force and effect and all of the provisions of the Amended and Restated Implementation Agreement shall be voided.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                       _________________________________


                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNER INTEREST AND RELATED SECURITY HOLDER MATTERS

National Realty's units of limited partner interest are traded on the American Stock Exchange ("AMEX") using the symbol "NLP." Although National Realty does not anticipate that the AMEX will seek to delist its units, there can be no assurance that the AMEX will not seek to do so.

The following table sets forth high and low sale prices of National Realty's units of limited partner interest as reported by the AMEX:

  QUARTER ENDED                                                                HIGH                 LOW
------------------                                                          ----------           ---------
March 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $11  1/2             $10 1/8
  (through March 15, 1996)

March 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . .        10  7/16*            10 3/16
June 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10  3/8 *            10     *
September 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . .        10  1/8 *            10     *
December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .        12 11/16*            10 1/16*

March 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . .         9  7/16*             8 5/16*
June 30, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9  1/4 *             8 7/16*
September 30, 1994  . . . . . . . . . . . . . . . . . . . . . . . . .        10  1/16*             9     *
December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . .        10  1/4 *             9 1/2 *

------------------------

*   Restated for the three for one forward unit split effected January 2, 1996.

As of March 15, 1996, the closing price of National Realty's units of limited partner interest on the AMEX was $10.50 per unit.

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNER INTEREST AND RELATED SECURITY HOLDER MATTERS (Continued)

As of March 15, 1996, National Realty's units of limited partner interest were held by 7,380 holders of record.

Pursuant to the Moorman Settlement Agreement, on February 14, 1992, the Partnership issued 2,692,773 warrants (the "Warrants") to purchase an aggregate of 2,019,579 of National Realty's units of limited partner interest subject to adjustment. Each Warrant initially entitled the holder thereof to purchase three quarters of one unit at the exercise price ($11.00 per Warrant). The initial exercise price was equal to $14.67 per unit and increased to $16.00 per unit on February 14, 1993, subject to adjustment. The Warrants may be exercised for five years from their February 14, 1992 date of issuance, or until earlier redemption.

Prior to 1989, the Partnership's policy was to distribute operating cash flow in excess of necessary reserves for property improvements and repairs.
However, due to liquidity problems, on December 29, 1989 the Partnership announced a suspension of cash distributions. Pursuant to the terms of the Moorman Settlement Agreement, the Partnership has agreed to distribute to unitholders all of the Partnership's operating cash flow in excess of certain renovation costs, unless the Oversight Committee approves alternative uses for such operating cash flow. On October 7, 1993, the Partnership announced a resumption of regular quarterly distributions. During the first three quarters of 1995, the Partnership paid regular quarterly distributions of $.07 per unit. In the fourth quarter of 1995, in addition to the regular quarterly distribution of $.07 per unit, the Partnership declared an extra distribution of $1.00 per unit both payable January 2, 1996 to unitholders of record December 15, 1995. The Partnership declared total distributions of $8.1 million in 1995.

The distributions paid by the Partnership in 1995 and 1994 were are follows:

 Date Declared                   Record Date                       Payable Date                        Amount*
----------------              -----------------                  -----------------                     -------
March 3, 1995                 March 15, 1995                     March 31, 1995                        $.07
May 23, 1995                  June 15, 1995                      June 30, 1995                          .07
August 25, 1995               September 15, 1995                 September 30, 1995                     .07
November 30, 1995             December 15, 1995                  January 2, 1996                        .07
November 30, 1995             December 15, 1995                  January 2, 1996                       1.00

March 4, 1994                 March 18, 1994                     March 30, 1994                        $.07
June 1, 1994                  June 15, 1994                      June 30, 1994                          .07
August 25, 1994               September 15, 1994                 September 30, 1994                     .07
December 1, 1994              December 15, 1994                  December 30, 1994                      .07
December 1, 1994              December 15, 1994                  December 30, 1994                      .16

__________________

*           Restated for the three for one forward unit split effected January
            2, 1996.

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNER INTEREST AND RELATED SECURITY HOLDER MATTERS (Continued)


In November 1987, the Board of Directors of the Managing General Partner approved the Partnership's purchase of up to 10% of National Realty's units of limited partner interest and on December 15, 1992, the Board of Directors of the Managing General Partner approved the repurchase of up to 300,000 additional units in open-market transactions. Through December 31, 1995, the Partnership had purchased a total of 402,960 units at an total cost of $5.1 million. The Partnership has not repurchased any additional units under such repurchase program since January 1993.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 6.   SELECTED FINANCIAL DATA


                                                           For the Years Ended December 31,
                                 ----------------------------------------------------------------------------------
                                     1995             1994             1993             1992             1991
                                 -----------    --------------    --------------    -------------    --------------
                                                     (dollars in thousands, except per unit)
EARNINGS DATA
Revenue     . . . . . . . . .    $   110,892    $      107,546    $      103,044    $     102,070    $       97,314

Expenses
 Interest   . . . . . . . . .         34,956            34,145            34,699           35,982            38,686
 Property operations
   expenses   . . . . . . . .         63,320            60,793            60,374           59,193            58,645
 General and
   administrative
   expenses   . . . . . . . .          6,252             5,809             5,598            5,377             5,931
 Depreciation and
   amortization   . . . . . .         10,268            10,034            10,168           10,503            11,299
 Provision for losses   . . .            -                 -                 -              1,972             5,026
                                 -----------    --------------    --------------    -------------    --------------
   Total expenses   . . . . .        114,796           110,781           110,839          113,027           119,587
                                 -----------    --------------    --------------    -------------    --------------

(Loss) from operations  . . .         (3,904)           (3,235)           (7,795)         (10,957)          (22,273)
Gain on sale of real
 estate     . . . . . . . . .          7,701             8,252               -                375               371
(Loss) on foreclosure.  . . .            -                 -                 -                -             (13,439)
Litigation
 settlements.   . . . . . . .            -                 -                 -              1,030              (721)
                                 -----------    --------------    --------------    -------------    --------------

Income (loss) before
 extraordinary gain   . . . .          3,797             5,017            (7,795)          (9,552)          (36,062)
Extraordinary gain  . . . . .            -                 -               9,046            6,385            17,867
                                 -----------    --------------    --------------    -------------    --------------
Net income (loss) . . . . . .    $     3,797    $        5,017    $        1,251    $       (3,167)  $       (18,195)
                                 ===========    ==============    ==============    ==============   ===============


PER UNIT DATA
Income (loss) before
 extraordinary gain   . . . .    $        .58   $           .77   $         (1.13)  $        (1.33)  $         (5.47)
Extraordinary gain  . . . . .             -                 -                1.31              .89              2.71
                                 ------------   ---------------   ---------------   --------------   ---------------
Net income (loss) . . . . . .    $        .58   $           .77   $           .18   $         (.44)  $        (2.76)
                                 ============   ===============   ===============   ==============   ==============

Distributions per
 unit       . . . . . . . . .    $       1.28   $           .44   $           .07   $             -  $      -


Weighted average units
 of limited partner
 interest used in
 computing earnings
 per unit   . . . . . . . . .      6,418,104         6,418,572         6,747,990        7,045,434         6,457,815




                                                                   December 31,
                                 -----------------------------------------------------------------------------------
                                     1995            1994              1993              1992             1991
                                 ------------   ---------------   ---------------   --------------   ---------------
                                                               (dollars in thousands)
BALANCE SHEET DATA
Real estate . . . . . . . . .     $  229,482    $      241,535    $      251,534    $     251,059    $      272,183
Notes and interest
 receivable   . . . . . . . .         10,246            11,532            11,469           12,694            13,958
Total assets  . . . . . . . .        292,930           290,140           296,045          303,059           309,371
Notes and interest
 payable    . . . . . . . . .        326,500           326,775           335,200          333,642           331,438
Redeemable General
 Partner interest   . . . . .         31,997            28,800            21,600           14,700            15,000
Partners' (deficit) . . . . .        (99,267)          (91,823)          (86,902)         (81,150)          (78,098)

Units and per unit data have been restated for the three for one forward unit split, effected January 2, 1996.

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

Liquidity and Capital Resources

The Managing General Partner has discretion in determining methods of obtaining funds for the Partnership's operations. The Partnership's governing documents place no limitation on the amount of leverage that the Partnership may incur either in the aggregate or with respect to any particular property or other investment. At December 31, 1995, the aggregate loan-to-value ratio of the Partnership's real estate portfolio, computed on the basis of the ratio of total property-related debt to aggregate appraised values, was 47.3% compared to 47.9% at December 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Cash and cash equivalents aggregated $20.7 million at December 31, 1995 as compared with $3.7 million at December 31, 1994.

The Partnership's principal sources of cash have been and will continue to be from property operations and externally generated funds. Externally generated funds include borrowings, proceeds from the sale of the Partnership's properties and other assets, proceeds from the issuance of debt secured by the Partnership's properties or mortgage notes receivable and in the future may include proceeds from the exercise of the Warrants which were issued to the class members included in the Moorman litigation settlement. The Partnership expects that cash flow from property operations together with externally generated funds will be sufficient to meet the Partnership's various cash needs in 1996, including, but not limited to, the payment of distributions, debt service obligations coming due and property maintenance and improvements, as more fully discussed in the paragraphs below.

Currently, all but six of the Partnership's properties are encumbered by mortgage debt. In 1996, mortgage debt totaling $9.7 million comes due, including a $2.3 million mortgage which matures in March 1996 and for which the Partnership has a commitment from the lender to refinance the mortgage. The Partnership intends to seek to refinance certain mortgages that mature in the next two years or where there is an interest rate advantage to the Partnership, and use excess refinancing proceeds for working capital purposes.

During 1995, the Partnership received $39.6 million from mortgage refinancings secured by one commercial property and five apartment complexes, of which $27.8 million was used to payoff existing mortgage debt secured by the properties.
In addition, the Partnership made scheduled principal paydowns on mortgage debt totaling $6.4 million.

In 1995, the Partnership sold two apartment complexes, the Harbour Pointe Apartments in Miami, Florida and the Vineyard Apartments in Broadview Heights, Ohio, for a total of $15.9 million. The Partnership received net cash of $4.5 million after the payoff or assumption by the purchaser of $11.2 million in existing mortgage debt and the payment of various closing costs associated with the sales.

In February 1995, the Partnership reached a settlement with the receiver for an insurance company. As part of the settlement, the Partnership paid the insurance company a total of $1.2 million in cash in exchange for the transfer of certain assets between the Partnership and the insurance company. See "NOTE
4. NOTES RECEIVABLE."

In March 1995, the Partnership purchased the Chalet II Apartments, a 72 unit apartment complex in Topeka, Kansas, for $1.6 million. The Partnership paid $439,000 in cash, obtaining new mortgage financing of $1.2 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

In October 1995, the Partnership accepted a $3.7 million discounted payoff of three wraparound mortgage notes receivable secured by the Hurstbourne Business Park in Louisville, Kentucky. The Partnership received $1.5 million in cash after the payoff of $2.2 million in first mortgage debt.

In November 1992, in conjunction with the transfer of the net assets of 52 apartment complexes and a wraparound note receivable to GCLP, such assets were refinanced under a $223 million blanket mortgage loan. The blanket mortgage loan requires that cash flow from the GCLP properties be used to fund various escrow and reserve accounts and limits the payment of distributions to the Partnership. During 1995, the Partnership received distributions from GCLP totaling $2.9 million compared to $3.0 million in 1994. A total of $3.4 million of escrow deposits, excluding the tax and insurance reserve, are required to be funded by GCLP during 1996 in monthly installments. Such escrowed amounts are included in escrow deposits and other assets in the accompanying Consolidated Balance Sheets. GCLP is required to make monthly deposits, from the cash flow of its properties, for (i) a credit enhancement reserve and (ii) a tax and insurance reserve. As a result of the restrictions placed on GCLP's use of its cash flow, excess cash of approximately $3.4 million is expected to be remittable to the Partnership during 1996.

The Partnership has made regular quarterly distributions since the fourth quarter of 1993. During the first three quarters of 1995, the Partnership continued the payment of regular quarterly distributions of $.07 per unit. In the fourth quarter of 1995, in addition to the regular quarterly distribution of $.07 per unit, the Partnership declared an extra distribution of $1.00 per unit. The Partnership declared total distributions of $8.1 million in 1995. In March 1996, the Partnership announced an increase in its regular quarterly distribution from $.07 per unit to $.10 per unit. The Partnership also announced a special distribution of $.15 per unit. Both distributions are payable March 31, 1996 to unitholders of record on March 15, 1996.

The Partnership's rents collected increased from $105.4 million for 1994 to $107.9 million for 1995 due to the Partnership's successful effort of increasing and maintaining higher rental rates during 1995 as compared to 1994. Rental rates at the Partnership's apartment complexes, which account for over 80% of the Partnership's properties, increased an average of 3.2% as compared to 1994 rental rates. However, payments for property operating expenses increased from $63.4 million in 1994 to $64.8 million in 1995. This increase is primarily due to an increase in payments for repairs and maintenance.

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

The withdrawal of the General Partner requires the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. The Moorman Settlement Agreement provides that any payment for such Redeemable General Partner Interest, fees and other compensation during the pendency of the Moorman Settlement Agreement may, at the option of the Oversight Committee (also established under the Moorman Settlement Agreement), be made over three years pursuant to a secured promissory note bearing interest at a financial institution's prime rate. The Managing General Partner has calculated the fair value of the Redeemable General Partner Interest at December 31, 1995 to be $36.2 million, and believes that there has been no material change in such value since that date. The Partnership would be entitled to offset against such payment the then outstanding principal balance of the note receivable ($4.2 million at December 31, 1995) plus all accrued and unpaid interest ($5.2 million at December 31,
1995) on the note receivable from the General Partner representing its capital contribution to the Partnership. When Syntek Asset Management, L.P. ("SAMLP") withdraws as General Partner of the Partnership, the fair value of the Redeemable General Partner Interest would depend on the value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

In the accompanying Consolidated Financial Statements, the Redeemable General Partner Interest is shown as a reduction of Partners' Equity and the note receivable from the General Partner has been offset against the Redeemable General Partner Interest.

On January 27, 1995, National Realty, SAMLP and the Oversight Committee executed an Implementation Agreement which provides for the nomination of a successor general partner and for the resolution of all related matters under the Moorman Settlement. On February 20, 1996, the parties to the Implementation Agreement executed an Amended and Restated Implementation Agreement.

Provided that the successor general partner is elected pursuant to the terms of the Amended and Restated Implementation Agreement, SAMLP shall receive $12,471,500 from the Partnership. This amount represents a compromise settlement of the net amounts owed by the Partnership to SAMLP upon SAMLP's withdrawal as General Partner and any amounts which SAMLP and its affiliates may owe to the Partnership. This amount shall be paid to SAMLP pursuant to a promissory note in accordance with the terms set forth in the Amended and Restated Implementation Agreement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The Amended and Restated Implementation Agreement has been submitted to the Supervising Judge for tentative approval and approval of the notice to be sent to the original class members. Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the unitholders of National Realty for a vote. In addition, the unitholders will vote upon amendments to the National Realty Partnership Agreement which relate to the proposed compensation of the successor general partner and other related matters.

Upon approval by the unitholders, SAMLP shall resign as General Partner and the successor general partner shall take office. If the required approvals are obtained, National Realty anticipates that the successor general partner may be elected and take office during the second or third quarter of 1996.

The Amended and Restated Implementation Agreement provides that SAMLP, and its affiliates owning units in National Realty, shall not vote to remove the successor general partner, except for removal with cause, for a period of 36 months from the date the successor general partner takes office.

Upon the election and taking office of the successor general partner, the Moorman Settlement Plan and the Oversight Committee shall terminate. If the successor general partner is not elected, the existing Moorman Settlement Agreement shall remain in full force and effect and all of the provisions of the Amended and Restated Implementation Agreement shall be voided.

In November 1987, the Board of Directors of the Managing General Partner approved the Partnership's repurchase of up to 10% of National Realty's units of limited partner interest and on December 15, 1992, the Board of Directors of the Managing General Partner approved the repurchase of up to 300,000 additional units in open-market transactions. Through December 31, 1995, the Partnership had purchased a total of 402,960 units at a total cost of $5.1 million. The Partnership has not purchased any additional units under such repurchase program since January 1993.

Results of Operations

1995 COMPARED TO 1994. The Partnership reported net income of $3.8 million for 1995 as compared to net income of $5.0 million for 1994. Contributing to the Partnership's 1995 net income was a gain on sale of real estate of $7.7 million compared to a gain on real estate of $8.3 million in 1994. See NOTE 3. "REAL ESTATE AND DEPRECIATION."

Rents increased from $105.0 million in 1994 to $108.0 million in 1995. This increase is primarily attributable to a 3.2% increase in average rental rates combined with a 1.8% increase in average occupancy rates at the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Partnership's apartment complexes. In addition, an increase of $280,000 is attributable to the acquisition of the Chalet II Apartments in March 1995. These increases are partially offset by a decrease of $2.3 million due to the sale of the Brandywine and Raintree Apartments in October 1994. Rents are expected to decrease slightly in 1996 due to the sale of the Harbour Pointe and Vineyards Apartments in December 1995.

Interest income increased from $2.4 million in 1994 to $2.9 million in 1995.
Of this increase, $265,000 is due to interest earned on the Partnership's credit enhancement escrow deposit, which increased $3.3 million from December 31, 1994 to December 31, 1995. An additional $211,000 is attributable to interest earned on a $5.1 million note receivable, in which a senior participation previously sold by the Partnership was returned in July 1995.
See NOTE 4. "NOTES RECEIVABLE." Interest income is expected to continue to increase in 1996 due to interest earned on the Partnership's credit enhancement escrow account, which requires deposits totaling $3.5 million in 1996.

Interest expense increased from $34.1 million in 1994 to $35.0 million in 1995. Of this increase, $331,000 is due to an increase in interest expense on the blanket mortgage secured by the GCLP properties as a result of the increase in the LIBOR interest rate. An additional increase of $1.0 million is due to mortgage debt which was refinanced in 1994 and 1995 and $89,000 is due to the acquisition of the Chalet II Apartments in March 1995. These increases are offset by a decrease of $713,000 due to the sale of Brandywine and Raintree Apartments in October 1994. Interest expense is expected to increase in 1996 due to a full year's interest on mortgages which were refinanced in 1995 and anticipated to be refinanced in 1996, offset in part by a decrease in interest expense due to the sale of the Harbour Pointe and Vineyards Apartments in December 1995.

Repairs and maintenance expense increased from $21.9 million in 1994 to $23.9 million in 1995. This increase is attributable to the Partnership's effort to obtain higher rental rates, which increased an average of 3.2% in 1995, and to sustain occupancy levels in 1995. In addition, 1995 repairs and maintenance expenses include fire and storm damage repairs made in 1995.

Property taxes and insurance, utilities, property-level payroll costs, other property operation expenses and property management fees for 1995 approximated those of 1994.

General and administrative expenses increased from $5.8 million in 1994 to $6.3 million in 1995. This increase is primarily attributable to an increase in legal and consulting fees related to the Moorman litigation of $429,000 and an increase in the Partnership's overhead reimbursements to Basic Capital Management, Inc. ("BCM").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

In 1995, the Partnership recognized gains on the sale of real estate totaling $7.7 million on the sale of the Harbour Pointe and Vineyards Apartments, compared to gains on sale of real estate in 1994 totaling $8.3 million on the sale of the Brandywine and Raintree Apartments. See NOTE 3. "REAL ESTATE AND DEPRECIATION."

1994 COMPARED TO 1993. The Partnership reported net income of $5.0 million for 1994 as compared to net income of $1.3 million for 1993. Contributing to the Partnership's 1994 net income was an increase in operating income of $4.6 million, as more fully discussed below, and a gain on sale of real estate of $8.3 million. See NOTE 3. "REAL ESTATE AND DEPRECIATION." The Partnership's 1993 net income included an extraordinary gain of $9.0 million related to the acquisition at a discount of a mortgage obligation. See NOTE 8. "ACCRUING MORTGAGE."

Rental income increased from $99.3 million in 1993 to $105.0 million in 1994. Of this increase, $1.4 million is due to the acquisition in June 1993 of the controlling partnership interest in Club Mar Realty Group, Ltd., which owns the Club Mar Apartments, and obtaining the Whispering Pines Apartments in Canoga Park, California through insubstance foreclosure in December 1993. This is offset by a decrease of $515,000 due to the sale of Brandywine and Raintree Apartments in October 1994. The remaining net increase of $4.8 million is primarily attributable to a 4.4% increase in average rental rates at the Partnership's apartment complexes.

Property operating expenses increased from $60.4 million in 1993 to $60.8 million in 1994. Of this increase, $764,000 is due to the acquisition in June 1993 of the controlling partnership interest in Club Mar Realty Group, Ltd., which owns the Club Mar Apartments, and obtaining the Whispering Pines Apartments through insubstance foreclosure in December 1993. This increase is offset by a decrease of $465,000 due to the sale of Brandywine and Raintree Apartments in October 1994.

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

General and administrative expenses increased from $5.6 million in 1993 to $5.8 million in 1994. The increase is attributable to an increase in the Partnership's overhead reimbursements to BCM.

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

The Managing General Partner is not aware of any environmental liability relating to the above matters that would have a material adverse effect on the Partnership's business, assets or results of operations.

Impact of Inflation

The effects of inflation on the Partnership's operations are not quantifiable. Revenues from property operations fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of the Partnership's properties and, correspondingly, the ultimate gains to be realized by the Partnership from property sales. Inflation also has an effect on the Partnership's earnings from short- term investments, and on its interest income and interest expense to the extent that such income and expense depend on floating interest rates.

Current Value Reporting

The Partnership believes that the historical cost basis financial statements prepared in accordance with generally accepted accounting

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Current Value Reporting (Continued)

principles are not representative of the economic value of the Partnership's real estate assets because most of the properties have appreciated in value over their historical cost basis. Nevertheless, generally accepted accounting principles require periodic depreciation charges.

In conjunction with the exchange transaction, by which the Partnership was formed, the Partnership retained independent appraisers to estimate the Current Appraised Value of the Partnership's properties as of March 31, 1987, based in part upon certain financial, lease and other information provided by the general partners of the exchange transaction partnerships. The Current Appraised Value of the Partnership's properties at March 31, 1987 was $758.0 million, and Revaluation Equity was $410.0 million at such date. Revaluation Equity is defined as the difference between the appraised value of the Partnership's real estate, adjusted to reflect the Partnership's estimate of disposition costs, and the face amount of the mortgage notes payable and accrued interest, if any, encumbering such real estate. The Current Appraised Value of the Partnership's properties at December 31, 1994, was $644.3 million, and Revaluation Equity was $301.3 million at such date.

In 1995, the Partnership retained an independent appraiser to determine the Current Appraised Value of the Partnership's properties as of December 31, 1995, in a manner consistent with the methodology used to determine Current Appraised Value as of December 31, 1994 and March 31, 1987. The Current Appraised Value of the Partnership's properties at December 31, 1995 was $654.1 million and Revaluation Equity was $310.0 million at such date.

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

Recent Accounting Pronouncements (Continued)

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

SFAS No. 121 further requires that long-lived assets held for sale "be reported at the lower of carrying amount or fair value less cost to sell." If a reduction in a held for sale asset's carrying amount to fair value less cost to sell is required, a provision for loss shall be recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale asset's fair value less cost to sell shall be recorded as an adjustment to the asset's carrying amount, but not in excess of the asset's carrying amount when originally classified as held for sale. A corresponding charge or credit to earnings is to be recognized. Long-lived assets held for sale are not to be depreciated. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995.

The Managing General Partner estimates that if the Partnership had adopted SFAS No. 121 effective January 1, 1995 its depreciation and net income in the year ended December 31, 1995 would have been unchanged and that a provision for loss for impairment of its properties would not have been required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                 Page
                                                                                                                 ----
Report of Independent Certified Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   37

Consolidated Balance Sheets -
            December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   39

Consolidated Statements of Operations -
            Years Ended December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . .   41

Consolidated Statements of in Partners' Equity (Deficit) -
            Years Ended December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . .   42

Consolidated Statements of Cash Flows -
            Years Ended December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . .   43

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   45

Schedule III - Real Estate and Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .   65

Schedule IV  - Mortgage Loans on Real Estate  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   69


All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Partners
National Realty, L.P.


We have audited the accompanying consolidated balance sheets of National Realty, L.P., a limited partnership, as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Partnership's Managing General Partner. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Realty, L.P. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As described in Note 14. "COMMITMENTS AND CONTINGENCIES - Moorman Settlement," the Moorman Settlement requires the Partnership to purchase the Redeemable General Partner Interest upon the election of a successor general partner. Although the parties have reached an agreement on the amount to be paid and the terms of payment, the agreement has not received the approval of the

Supervising Judge or the unitholders. The outcome of this matter cannot presently be determined and the consolidated financial statements do not include any adjustments that might result from the outcome of this matter.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.




                                                            BDO Seidman, LLP





Dallas, Texas
March 21, 1996

                             NATIONAL REALTY, L.P.
                          CONSOLIDATED BALANCE SHEETS


                                                                                     December 31,
                                                                        -------------------------------------
                                                                             1995                   1994
                                                                        -------------           -------------
                                                                                (dollars in thousands)
                Assets
                ------

Real estate held for investment
 Land   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      51,342           $      46,842
 Buildings and improvements   . . . . . . . . . . . . . . . . . . . .         391,097                 352,219
                                                                        -------------           -------------

                                                                              442,439                 399,061

 Less - Accumulated depreciation  . . . . . . . . . . . . . . . . . .        (212,957)               (186,161)
                                                                        -------------           -------------

                                                                              229,482                 212,900


Real estate held for sale . . . . . . . . . . . . . . . . . . . . . .               -                  52,511
 Less - Accumulated depreciation  . . . . . . . . . . . . . . . . . .               -                 (23,876)
                                                                        -------------           -------------

                                                                                    -                  28,635

Notes and interest receivable, net of
 deferred gains ($15,787 in 1995 and
 $16,198 in 1994)   . . . . . . . . . . . . . . . . . . . . . . . . .          12,156                  13,442
 Less - allowance for estimated losses  . . . . . . . . . . . . . . .          (1,910)                 (1,910)
                                                                        -------------           -------------

                                                                               10,246                  11,532


Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .          20,699                   3,748
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . .           1,220                   1,975
Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .           1,253                     695
Escrow deposits and other assets  . . . . . . . . . . . . . . . . . .          14,930                  11,500
Marketable equity securities of affiliate
 (at market)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             722                     636
Deferred financing costs  . . . . . . . . . . . . . . . . . . . . . .          14,378                  15,321
Amounts from affiliates . . . . . . . . . . . . . . . . . . . . . . .               -                   3,198
                                                                        -------------           -------------
                                                                        $     292,930           $     290,140
                                                                        =============           =============


 The accompanying notes are an integral part of these Consolidated Financial
                                 Statements.

                             NATIONAL REALTY, L.P.
                    CONSOLIDATED BALANCE SHEETS (Continued)




                                                                                     December 31,
                                                                        -------------------------------------
                                                                             1995                   1994
                                                                        -------------           -------------
                                                                                (dollars in thousands)
Liabilities and Partners' Equity (Deficit)
------------------------------------------

Liabilities
 Notes and interest payable   . . . . . . . . . . . . . . . . . . . .   $     326,500           $     326,775
 Pension notes and related interest
    payable, net  . . . . . . . . . . . . . . . . . . . . . . . . . .          12,034                  10,769
 Accrued property taxes   . . . . . . . . . . . . . . . . . . . . . .           6,792                   6,967
 Accounts payable and other liabilities   . . . . . . . . . . . . . .          11,690                   5,901
 Tenant security deposits   . . . . . . . . . . . . . . . . . . . . .           2,908                   2,751
 Amounts to affiliates  . . . . . . . . . . . . . . . . . . . . . . .             276                     -
                                                                        -------------           -------------

                                                                              360,200                 353,163

Commitments and contingencies

Redeemable General Partner Interest . . . . . . . . . . . . . . . . .          31,997                  28,800

Partners' equity (deficit)
 General Partner  . . . . . . . . . . . . . . . . . . . . . . . . . .           2,656                   2,580
 Limited Partners (6,417,981 units in
    1995 and 6,418,254 units in 1994)   . . . . . . . . . . . . . . .         (66,204)                (61,795)
 Unrealized gain on marketable equity
    securities  . . . . . . . . . . . . . . . . . . . . . . . . . . .             453                     367
                                                                        -------------           -------------

                                                                              (63,095)                (58,848)


Redeemable General Partner Interest . . . . . . . . . . . . . . . . .         (36,172)                (32,975)
                                                                        -------------           -------------

                                                                              (99,267)                (91,823)
                                                                        -------------           -------------

                                                                        $     292,930           $     290,140
                                                                        =============           =============



 The accompanying notes are an integral part of these Consolidated Financial
                                 Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                             For the Years Ended December 31,
                                                    -------------------------------------------------
                                                        1995               1994              1993
                                                    -----------         ----------        -----------
                                                          (dollars in thousands, except per unit)
Income
 Rents   . . . . . . . . . . . . . . . . . . .     $   108,017         $  105,014        $    99,292
 Interest (including $112 in 1993
    from affiliates)  . . . . . . . . . . . . .           2,875              2,430              3,064
 Other  . . . . . . . . . . . . . . . . . . . .             -                  102                688
                                                    -----------         ----------        -----------
                                                        110,892            107,546            103,044
Expenses
 Interest   . . . . . . . . . . . . . . . . . .          34,956             34,145             34,699
 Depreciation & amortization  . . . . . . . . .          10,268             10,034             10,168
 Property taxes & insurance   . . . . . . . . .          12,196             11,976             12,991
 Utilities  . . . . . . . . . . . . . . . . . .          11,498             11,750             11,073
 Repairs and maintenance  . . . . . . . . . . .          23,875             21,896             21,467
 Property-level payroll costs   . . . . . . . .           6,545              6,252              6,059
 Other property operation expenses  . . . . . .           4,563              4,401              4,517
 Property management fees (including
    $674 in 1995, $619 in 1994, and
    $527 in 1993 to affiliates)   . . . . . . .           4,643              4,518              4,267
 General and administrative (including
    $3,907 in 1995, $3,596 in 1994 and
    $3,376 in 1993 to affiliates)   . . . . . .           6,252              5,809              5,598
                                                    -----------         ----------        -----------

                                                        114,796            110,781            110,839
                                                    -----------         ----------        -----------

(Loss) from operations  . . . . . . . . . . . .          (3,904)            (3,235)            (7,795)
Gain on sale of real estate . . . . . . . . . .           7,701              8,252               -
                                                    -----------         ----------        -----------
Income (loss) before extraordinary gain . . . .           3,797              5,017             (7,795)
Extraordinary gain  . . . . . . . . . . . . . .             -                  -                9,046
                                                    -----------         ----------        -----------
Net income                                          $     3,797         $    5,017        $     1,251
                                                    ===========         ==========        ===========


Earnings per unit
Income (loss) before extraordinary gain . . . .     $       .58         $      .77        $     (1.13)
Extraordinary gain  . . . . . . . . . . . . . .               -                  -               1.31
                                                    -----------         ----------        -----------
Net income  . . . . . . . . . . . . . . . . . .     $       .58         $      .77        $       .18
                                                    ===========         ==========        ===========

Weighted average units of limited
 partner interest used in computing
 earnings per unit  . . . . . . . . . . . . . .       6,418,104          6,418,572          6,747,990
                                                    ===========         ==========        ===========





 The accompanying notes are an integral part of these Consolidated Financial
                                 Statements.

                             NATIONAL REALTY, L.P.
             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                                                            Unrealized
                                                                              Gain on      Redeemable
                                                                            Marketable      General        Partners'
                                               General        Limited         Equity        Partner         Equity
                                               Partner        Partners      Securities      Interest       (Deficit)
                                              ---------       ---------     ----------     ----------      ---------
                                                                         (dollars in thousands)
Balance at January 1, 1993  . . . . . . . .   $   2,455       $ (64,730)      $    -       $ (18,875)      $ (81,150)

Adjustment to Redeemable
  General Partner Interest  . . . . . . . .           -               -            -          (6,900)         (6,900)
Repurchase of units of limited
  partner interest  . . . . . . . . . . . .           -             (39)           -               -             (39)
Unrealized gain on marketable
  equity securities of
  affiliate   . . . . . . . . . . . . . . .           -               -          324               -             324
Distributions ($.07 per unit) . . . . . . .           -            (388)           -               -            (388)
Net income  . . . . . . . . . . . . . . . .          25           1,226            -               -           1,251
                                              ---------       ---------       ------       ---------       ---------

Balance at December 31, 1993  . . . . . . .       2,480         (63,931)         324         (25,775)        (86,902)

Adjustment to Redeemable
  General Partner Interest  . . . . . . . .           -               -            -          (7,200)         (7,200)
Unrealized gain on marketable
  equity securities of
  affiliate   . . . . . . . . . . . . . . .           -               -           43               -              43
Distributions ($.44 per unit) . . . . . . .           -          (2,781)           -               -          (2,781)
Net income  . . . . . . . . . . . . . . . .         100           4,917            -               -           5,017
                                              ---------       ---------       ------       ---------       ---------

Balance at December 31, 1994  . . . . . . .       2,580         (61,795)         367         (32,975)        (91,823)

Adjustment to Redeemable
  General Partner Interest  . . . . . . . .           -               -            -          (3,197)         (3,197)
Unrealized gain on marketable
  equity securities of
  affiliate   . . . . . . . . . . . . . . .           -               -           86               -              86
Distributions ($1.28 per unit)  . . . . . .           -          (8,130)           -               -          (8,130)
Net income  . . . . . . . . . . . . . . . .          76           3,721            -               -           3,797
                                              ---------       ---------       ------       ---------       ---------

Balance at December 31, 1995  . . . . . . .   $   2,656       $ (66,204)      $  453       $ (36,172)      $ (99,267)
                                              =========       =========       ======       =========       =========


 The accompanying notes are an integral part of these Consolidated Financial
                                 Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             For the Years Ended December 31,
                                                    -------------------------------------------------
                                                        1995               1994              1993
                                                    -----------         ----------        -----------
                                                                  (dollars in thousands)
Cash Flows From Operating Activities
 Rents collected  . . . . . . . . . . . . . . .     $   107,935         $  105,415        $    99,022
 Interest collected   . . . . . . . . . . . . .           2,754              2,354              2,268
 Interest paid  . . . . . . . . . . . . . . . .         (30,737)           (30,673)           (30,786)
 Payments for property operations
    (including $674 in 1995, $619 in
    1994 and $527 in 1993 to affiliates)  . . .         (64,803)           (63,407)           (58,235)
 General and administrative expenses
    paid (including $3,907 in 1995,
    $3,596 in 1994 and $3,376 in 1993
    to affiliates)  . . . . . . . . . . . . . .          (6,556)            (5,894)            (5,707)
 Other    . . . . . . . . . . . . . . . . . . .               -                 14               (450)
                                                    -----------         ----------        -----------
    Net cash provided by operating
       activities   . . . . . . . . . . . . . .           8,593              7,809              6,112

Cash Flows From Investing Activities
 Sales of real estate   . . . . . . . . . . . .           6,947              4,544                199
 Real estate improvements   . . . . . . . . . .          (4,105)            (5,411)            (2,836)
 Acquisition of real estate   . . . . . . . . .          (1,663)                 -                -
 Acquisition and settlement of notes
    receivable  . . . . . . . . . . . . . . . .          (1,207)                 -                -
 Collections on notes receivable  . . . . . . .           3,700                639                646
                                                    -----------         ----------        -----------
    Net cash provided by (used in)
       investing activities   . . . . . . . . .           3,672               (228)            (1,991)

Cash Flows From Financing Activities
 Borrowings from financial institutions   . . .          40,808              9,986              3,000
 Payments from (to) affiliates, net   . . . . .           3,558             (4,648)               -
 Payments of mortgage notes payable   . . . . .         (37,242)            (9,701)            (5,928)
 Deferred financing costs (including
    $423 in 1995 to affiliate)  . . . . . . . .            (627)              (727)            (1,123)
 Refinancing proceeds released
    from escrow   . . . . . . . . . . . . . . .               -                  -              1,000
 Repurchase of units of limited
    partner interest  . . . . . . . . . . . . .               -                  -                (39)
 Borrowings (payments) on margin
    account   . . . . . . . . . . . . . . . . .               -                  -                  8
 Distributions to unitholders   . . . . . . . .          (1,811)            (2,781)              (388)
                                                    -----------         ----------        -----------
    Net cash provided by (used in)
       financing activities   . . . . . . . . .           4,686             (7,871)            (3,470)
                                                    -----------         ----------        -----------

Net increase (decrease) in cash and cash
 equivalents  . . . . . . . . . . . . . . . . .          16,951               (290)               651
Cash and cash equivalents at beginning of
 year     . . . . . . . . . . . . . . . . . . .           3,748              4,038              3,387
                                                    -----------         ----------        -----------

Cash and cash equivalents at end of year  . . .     $    20,699         $    3,748        $     4,038
                                                    ===========         ==========        ===========


 The accompanying notes are an integral part of these Consolidated Financial
                                 Statements.

                             NATIONAL REALTY, L.P.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                For the Years Ended December 31,
                                                          -------------------------------------------
                                                            1995           1994              1993
                                                          --------      ----------        -----------
                                                                  (dollars in thousands)
Reconciliation of net income to net
 cash provided by (used in) operating
 activities
 Net income   . . . . . . . . . . . . . . . . . . . .     $  3,797       $  5,017          $    1,251
 Adjustments to reconcile net income
    to net cash provided by  operating
    activities
       Depreciation and amortization  . . . . . . . .       10,254           9,972             10,168
       Gain on sale of real estate  . . . . . . . . .       (7,701)         (8,252)               -
       Amortization of deferred financing
           costs  . . . . . . . . . . . . . . . . . .        2,425           2,315              2,497
       Extraordinary gain   . . . . . . . . . . . . .            -               -             (9,046)
       Increase in interest payable   . . . . . . . .        1,763           1,146              1,135
       Increase  in other liabilities  . . . . . . .           876             749                565
       (Increase) decrease in other assets  . . . . .       (2,897)         (3,124)                84
       (Increase) decrease in interest
           receivable . . . . . . . . . . . . . . . .           76             (14)              (542)
                                                          --------      ----------        -----------
           Net cash provided by  operating
             activities . . . . . . . . . . . . . . .     $  8,593      $    7,809        $     6,112
                                                          ========      ==========        ===========


Schedule of noncash investing activities
 Carrying value of real estate acquired
    through foreclosure   . . . . . . . . . . . . . .     $      -       $       -        $     1,736
 Notes payable assumed by buyer upon
    sale of properties  . . . . . . . . . . . . . . .        8,165               -                  -
 Settlement of Accruing Mortgage of $9,946
    in exchange for note payable  . . . . . . . . . .            -               -                900
 Carrying value of real estate recorded upon
    purchase of the general partner interest  . . . .            -               -              6,241
 Assumption of mortgage note payable
    recorded upon purchase of the general
    partner interest  . . . . . . . . . . . . . . . .            -               -              6,115
 Unrealized gain on marketable equity
    securities of affiliate   . . . . . . . . . . . .           86              43                324
 Notes payable reductions from use of
    achievement escrows   . . . . . . . . . . . . . .            -               -              1,771


 The accompanying notes are an integral part of these Consolidated Financial
                                 Statements.

                             NATIONAL REALTY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The accompanying Consolidated Financial Statements of National Realty, L.P. and consolidated subsidiaries and partnerships (the "Partnership") have been prepared in conformity with generally accepted accounting principles, the most significant of which are described in NOTE 2. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." These, along with the remainder of the Notes to Consolidated Financial Statements, are an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year or for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per unit amounts.

Certain balances for 1994 and 1993 have been reclassified to conform to the 1995 presentation. Units and per unit data have been restated for the three for one forward unit split effected January 2, 1996.

NOTE 1.   ORGANIZATION

General. National Realty, L.P. ("National Realty") is a Delaware limited partnership which commenced operations on September 18, 1987 when it acquired through National Operating, L.P. (the "Operating Partnership" or "NOLP") all of the assets, and assumed all of the liabilities, of 35 public and private limited partnerships.

National Realty is the sole limited partner of the Operating Partnership and owns 99% of the beneficial interest in the Operating Partnership. The general partner of, and owner of 1% of the beneficial interest in each of, National Realty and the Operating Partnership is Syntek Asset Management, L.P. (the "General Partner" or "SAMLP"). Gene E. Phillips is a general partner of SAMLP with a .95% general partner interest. Syntek Asset Management, Inc. ("SAMI") is the managing general partner of SAMLP, with a .10% general partner interest in SAMLP. SAMI, of which Mr. Phillips serves as a director, Chairman of the Board and Chief Executive Officer, is a company owned by Basic Capital Management, Inc. ("BCM"). American Realty Trust, Inc. ("ART"), a publicly held real estate investment company of which Mr. Phillips served as Chairman of the Board and director until November 16, 1992, owns a 76.8% limited partner interest in SAMLP. Southmark Corporation ("Southmark") owns a 19.2% limited partner interest in SAMLP. Mr. Phillips and William S. Friedman own the remaining 2.95% limited partner interest in SAMLP. Mr. Friedman was a general partner of SAMLP until March 4, 1994.


SAMI, as Managing General Partner of SAMLP, manages the affairs of the Partnership. The executive officers of SAMI also serve as executive officers of BCM. BCM is a company owned by a trust for the benefit of the children of Mr. Phillips. Messrs. Phillips and Friedman served as directors of BCM until December 22, 1989 and as officers of BCM until September 1, 1992 and May 1, 1993, respectively.

In November 1992, the Partnership refinanced 52 of its apartment complexes and a wraparound mortgage note receivable with a financial institution. To facilitate the refinancing, the Operating Partnership

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1.   ORGANIZATION (Continued)

transferred those assets to Garden Capital, L.P. ("GCLP"), a Delaware limited partnership. The Operating Partnership is the sole limited partner with a 99.3% limited partner interest in GCLP. The Operating Partnership received its limited partner interest in exchange for the transfer of the net assets of the 52 apartment complexes and the wraparound mortgage note receivable to GCLP. Garden Capital Management Incorporated ("GCMI"), a Nevada corporation, is the
 .7% managing general partner of GCLP.  See NOTE 8. "ACCRUING MORTGAGE."

GCLP transferred the acquired net apartment assets, in exchange for a 99% limited partner interest in each of 52 single asset limited partnerships which were formed for the purpose of operating, refinancing and holding title to the apartment complexes. The transfer of the 52 apartment complexes and the wraparound mortgage note receivable were effective November 25, 1992.

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

BCM, SAMI's corporate parent, performs certain administrative functions for the Partnership, such as accounting services, mortgage servicing and portfolio review and analysis, on a cost reimbursement basis. Since February 1, 1990 BCM or affiliates of BCM have provided property management services for the Partnership. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM, performs such property management services for the Partnership. BCM or affiliates of BCM also perform loan placement services, leasing services and real estate brokerage and acquisition services and other services for the Partnership for fees and commissions. See NOTE 11. "GENERAL PARTNER FEES AND COMPENSATION." GCMI performs administrative functions, similar to those performed for the Partnership by BCM, for GCLP on a cost reimbursement basis. The common stock of GCI and GCMI is owned by John A. Doyle (20%), Richard A. Green (40%) and Henry W. Simon (40%).

Participation in net income, net loss and distributions. The limited partners of National Realty have a 99% interest and the General Partner has 1% interest in the net income or net loss and distributions of National Realty. National Realty has a 99% and the General Partner has

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1.   ORGANIZATION (Continued)

a 1% interest in the net income or net loss of the Operating Partnership. The 1% General Partner interest in each of National Realty and the Operating Partnership is equal to a 1.99% interest on a combined basis. The Operating Partnership has a 99.3% limited partner interest and GCMI has a .7% general partner interest in the net income or net loss and distributions of GCLP. GCLP has a 99% interest and GCI has a 1% interest in the net income or net loss and distributions of the 52 single asset partnerships that hold title to the apartment complexes. GCMI's .7% general partner interest in GCLP and GCI's 1% general partner interest in the single asset partnerships is equal to a 1.68% interest on a combined basis. For tax purposes limited partners are allocated their proportionate share of net income or net loss commencing with the calendar month subsequent to their entry into the Partnership. During the pendency of the Moorman Settlement Plan (as defined in NOTE 14. "COMMITMENTS AND CONTINGENCIES - Moorman Settlement"), the General Partner's base compensation, equal to 10% of the distributions to unitholders from the Partnership's cash from operations, is waived.

General Partner's capital contribution. In return for its 1% interest in National Realty, the General Partner was required to make aggregate capital contributions to the Partnership in an amount equal to 1.01% of the total initial capital contributions to the Partnership. The General Partner contributed $500,000 in cash with the remaining contribution evidenced by a promissory note bearing interest at the rate of 10% per annum compounded semi-annually payable on the earlier of September 18, 2007, liquidation of the Partnership or termination of the General Partner's interest in the Partnership. The principal balance of such promissory note was $4.2 million at December 31, 1995 and 1994.

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

GCMI contributed 100% of its economic interest in an apartment complex in Flagstaff, Arizona, to GCLP as its initial general partner capital contribution. In March 1993, GCMI contributed the Accruing Mortgage (as defined in NOTE 8. "ACCRUING MORTGAGE") as a substitute capital contri- bution for its .7% general partner interest in GCLP. National Realty subsequently purchased the Accruing Mortgage for a $900,000 note payable. GCI received its 1% general partner interest in the single asset partnerships in exchange for agreeing to manage the property owned by each such partnership.

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

Accounting estimates. In the preparation of the Partnership's Consolidated Financial Statements in conformity with generally accepted accounting principles it was necessary for the Managing General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses for the year then ended. Actual results could differ from these estimates.

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

Real estate and depreciation. Land, buildings and improvements are stated at the lower of cost or estimated net realizable value. Properties held for sale are depreciated in accordance with the Partnership's established depreciation policies. The subsequent classification of property previously held for sale to held for investment does not result in a restatement of previously reported revenues, expenses or net income .

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

Fair value of financial instruments. The Partnership used the following assumptions in estimating the fair value of its notes receivable, marketable equity securities and notes payable. For performing notes receivable, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For nonperforming notes receivable, the estimated fair value of the Partnership's interest in the collateral property was used. For marketable equity securities, fair value was the year end closing market price of each security. The estimated fair values presented do not purport to represent amounts to be ultimately realized by the Partnership. The amounts ultimately realized may vary significantly from the estimated fair values presented. For notes payable, the fair value was estimated using current rates for mortgages with similar terms and maturities, which, at December 31, 1995 and 1994, approximated carrying value.

Cash equivalents. For purposes of the Consolidated Statements of Cash Flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Earnings per unit. Income per unit of limited partner interest is computed based upon the weighted average number of units outstanding during each year. Accordingly, net income per unit is derived by dividing 98.01% of the Partnership's net income by 6,418,104, 6,418,572 and 6,747,990 units for 1995, 1994 and 1993, respectively.

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3.   REAL ESTATE AND DEPRECIATION

In 1991, the General Partner of the Partnership selected a group of assets which it offered for sale in accordance with the terms of the Moorman Settlement Agreement classifying those properties as held for sale. The Partnership, among others, has entered into an agreement which provides for the nomination of a successor general partner and for the resolution of all matters under the Moorman Settlement Agreement. In contemplation of the election of such successor general partner and termination of the Moorman Settlement Plan, the Partnership has classified all of the Partnership's properties as held for investment at December 31, 1995. See NOTE 14. "COMMITMENTS AND CONTINGENCIES - Moorman Settlement."

In March 1995, the Partnership purchased the Chalet II Apartments, a 72 unit apartment complex in Topeka, Kansas, for $1.6 million. The Partnership paid $439,000 in cash and obtained new mortgage financing of $1.2 million. The mortgage bears interest at a rate of prime plus 1% per annum (10% at December 31, 1995), requires monthly payments of principal and interest, currently $12,000, and matures in March 2002.

In December 1995, the Partnership sold the Harbour Pointe Apartments in Miami, Florida for $5.2 million. The Partnership received $2.1 million in cash after the payoff of $3.0 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Partnership recognized a gain of $2.8 million on the sale.

Also in December 1995, the Partnership sold the Vineyards Apartments in Broadview Heights, Ohio for $10.7 million. The Partnership received net cash of $2.4 million after the payoff of $8.2 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Partnership recognized a gain of $4.9 million on the sale.

In October 1994, the Partnership sold the Brandywine and Raintree Apartments, both located in Meridian Township, Michigan, to a single buyer for a total of $14.8 million. The Partnership received net cash of $4.5 million after the payoff of $9.4 million in existing mortgage debt, the payment of $82,000 in prepayment penalties and various closing costs associated with the sales. The Partnership recognized gains totaling $8.3 million on the sales.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.   NOTES RECEIVABLE

Notes and interest receivable consisted of the following:

                                                         1995                           1994
                                              -------------------------     -------------------------------
                                               Estimated                    Estimated
                                                 Fair          Book            Fair               Book
                                                 Value         Value           Value              Value
                                              -----------    ----------     ----------         ------------
 Notes receivable
   Performing   . . . . . . . . . . . . .     $    28,216    $   28,050     $   25,689         $     25,926
   Nonperforming  . . . . . . . . . . . .               -             -          2,528                3,447
                                              -----------    ----------     ----------         ------------
                                              $    28,216        28,050     $   28,217               29,373
                                              ===========                   ==========

 Interest receivable  . . . . . . . . . .                            80                                 115
 Unamortized (discounts)  . . . . . . . .                          (187)                                152
 Deferred gains   . . . . . . . . . . . .                       (15,787)                            (16,198)
                                                             ----------                        ------------
                                                             $   12,156                        $     13,442
                                                             ==========                        ============

The Partnership does not recognize interest income on nonperforming notes receivable. For 1995, 1994 and 1993, unrecognized interest income on nonperforming notes totaled $745,000, $372,000 and $924,000, respectively.

The notes receivable mature from 1996 through 2000 with interest rates ranging from 8.0% to 11.5% with a weighted average interest rate of 9.5%. Discounts were based on interest rates at the time of origination. Notes receivable are nonrecourse and are generally collateralized by real estate. The majority of the notes receivable require monthly payments of interest only with "balloon" principal payments at the end of their respective terms.

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

In March 1992, the insurance company was placed in receivership. In June 1992, the Partnership provided notice to the insurance company, under the terms of the put and guaranty provisions, of its desire to divest itself of all the assets received. The Receiver refused to allow the enforcement of the terms of the Asset Sales Agreement. A settlement between the Partnership and the Receiver was approved by the court on February 15, 1995. Under the terms of the settlement, the insurance company returned to the Partnership the senior participations in the wraparound mortgage notes secured by the shopping centers in Las Vegas, Nevada and La Crosse, Wisconsin. In exchange, the Partnership returned all of the assets that it received from the insurance company other than the first lien mortgage note secured by the land in Denver, Colorado, which had been foreclosed and sold by the Partnership, and $657,000 in cash. The Partnership also purchased from the insurance company the first lien note secured by the land in Granby, Colorado and a second lien note secured by commercial condominiums also in Granby, Colorado for a total of $550,000. The Partnership incurred no loss on the settlement.

In October 1995, the Partnership accepted a $3.7 million discounted payoff of three wraparound mortgage loans secured by the Hurstbourne Business Park in Louisville, Kentucky. The Partnership received $1.5 million in cash after the payoff of $2.2 million in first mortgage debt. No loss was recorded as the discounted note payoff was equal to the Partnership's net carrying value of the loans.

NOTE 5.   ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:

                                                                 1995               1994               1993
                                                            --------------      ------------       --------------
   Balance January 1,   . . . . . . . . . . . . . . . .     $        1,910      $      1,910       $        1,989
   Amounts charged off  . . . . . . . . . . . . . . . .                  -                 -                  (79)
                                                            --------------      ------------       --------------
   Balance December 31,   . . . . . . . . . . . . . . .     $        1,910      $      1,910       $        1,910
                                                            ==============      ============       ==============

NOTE 6.   INVESTMENTS IN MARKETABLE EQUITY SECURITIES OF AFFILIATE

The Partnership owns 97,866 shares of the common stock of ART, a publicly held real estate investment company, which the Partnership acquired in open market purchases in 1990 at an adjusted cost of $269,000. The Partnership considers the ART common stock to be available-for-sale and the shares are therefore carried at fair value (period end market value). The market value of the ART common stock was $722,000 at December 31, 1995 and $636,000 at December 31, 1994.

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7.  NOTES PAYABLE

Notes payable at December 31, 1995 and 1994 are collateralized by land, buildings and improvements and are generally nonrecourse to the partnership. The GCLP mortgage debt, as discussed below, is cross-collateralized and cross-defaulted among the apartment complexes and wraparound note receivable that serve as collateral for such debt. The notes payable outstanding at December 31, 1995 bear interest at stated rates ranging from 5.0% to 11.5% with a weighted average rate of 8.9% and such notes have maturities or call dates ranging from one to 27 years.

In 1995, the Partnership refinanced the mortgage debt secured by the Mallard Lake Apartments in Greensboro, North Carolina in the amount of $8.2 million, the Four Seasons Apartments in Denver, Colorado in the amount of $9.9 million, the Nora Pines Apartments in Indianapolis, Indiana in the amount of $6.2 million, the Covered Bridge Apartments in Gainesville, Florida in the amount of $4.7 million, the Marina Playa Office Building in Santa Clara, California in the amount of $8.3 million and the Timbercreek Apartments in Omaha, Nebraska in the amount of $5.0 million. The Partnership received net cash of $10.7 million after the payoff of $27.8 million in existing mortgage debt including $315,000 in prepayment penalties. The remainder of the refinancing proceeds were used to fund escrows for replacements and repairs and to pay various closing costs associated with the refinancings. The new mortgages bear interest at the rates ranging from 7.75% to 8.75% per annum, require monthly payments of principal and interest and mature from June 2005 to January 2006.

In March 1994, the Partnership refinanced the mortgage debt secured by the Cross County Mall, a shopping center in Mattoon, Illinois. The Partnership borrowed $7.5 million under the loan to repay the then existing mortgage debt and to pay for the renovation of the shopping center as well as tenant improvements.

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

In November 1992, the Partnership transferred the net assets of 52 apartment complexes and a wraparound note receivable to GCLP, which then refinanced such assets with a financial institution through the issuance of a $223 million blanket mortgage. GCLP used the refinancing proceeds to pay off the mortgage debt of the 52 properties and the wraparound note receivable.

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7.  NOTES PAYABLE (Continued)

In conjunction with the refinancing, four escrow accounts were established and GCLP made an initial deposit totaling $3.8 million from the refinancing proceeds. The recurring replacement escrow required monthly deposits of $232,000 to be used for capital repairs, replacements and improvements. The capital replacement escrow required monthly deposits which totaled $1.7 million in 1994. No capital replacement escrow deposits were required in 1995. The credit enhancement escrow requires monthly deposits totaling $3.5 million in 1996 ($3.3 million in 1995 and $3.0 million in each of 1993 and 1994) and $2.0 million in each of 1997, 1998 and 1999 up to an aggregate maximum amount of $18.5 million. These funds will be used to fund any operating shortfalls. A tax and insurance escrow was also established which requires monthly payments based on projections of real estate taxes and insurance.

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

Scheduled notes payable principal payments (including pension notes) are due as follows:

         1996 . . . . . . . . . . . . . . . . . . . . .      $  9,748
         1997 . . . . . . . . . . . . . . . . . . . . .        27,722
         1998 . . . . . . . . . . . . . . . . . . . . .        14,278
         1999 . . . . . . . . . . . . . . . . . . . . .        28,967
         2000 . . . . . . . . . . . . . . . . . . . . .         6,353
         Thereafter . . . . . . . . . . . . . . . . . .       249,799
                                                             --------
                                                             $336,867
                                                             ========

NOTE 8.  ACCRUING MORTGAGE

In connection with its formation in January 1987, the Partnership restructured $12.7 million of obligations into an "Accruing Mortgage". The Accruing Mortgage had a maturity date of September 18, 1994 and was secured by Partnership properties. In November 1992, an affiliate of GCMI, the managing general partner of GCLP acquired the Accruing Mortgage. In connection with the GCLP refinancing, $8.5 million was paid against the principal balance and one of the Partnership's collateral apartment complexes was released and the recourse provisions of the Accruing Mortgage were canceled. In March 1993, the holder of the Accruing Mortgage merged into GCMI and GCMI contributed such

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 8.  ACCRUING MORTGAGE (Continued)

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

NOTE 9.  PENSION NOTES

Also in connection with its formation, the Partnership issued $4.7 million of 8% subordinated Pension Notes to certain investors in exchange for their interest in the net assets of certain of the "rolled-up" partnerships. The Pension Notes are issued under an Indenture between the Partnership and Bank of America Texas as successor Trustee. The Pension Notes are unsecured, subordinated obligations of the Partnership and bear interest at the rate of 8% compounded annually. Principal and interest are to be paid upon maturity on September 18, 1997 or earlier redemption. At December 31, 1995, such redemption amount was $12.0 million, including accrued but unpaid interest.

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

The 8% stated interest rate on the Pension Notes is different than the assumed market rate at the time of issuance. Such discount is being amortized over the term of the Pension Notes using the interest method. Interest expense of $1,289,000, $1,151,000 and $1,028,000 was recognized on the Pension Notes for the years 1995, 1994 and 1993, respectively.

NOTE 10.  WARRANTS

Pursuant to the Moorman Settlement Agreement, on February 14, 1992 the Partnership issued warrants to purchase an aggregate of 2,019,579 of its units of limited partner interest subject to adjustment. Each warrant initially entitled the holder thereof to purchase three quarters of one unit at the exercise price ($11.00 per warrant). The initial exercise price was equal to $14.67 per unit and increased to $16.00 per unit on February 14, 1993, subject to adjustment. The warrants are exercisable for five years from the February 14, 1992 date of issuance or until earlier redemption. See NOTE 14. "COMMITMENTS AND CONTINGENCIES - Moorman Settlement."

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 11.  GENERAL PARTNER FEES AND COMPENSATION

General. Gene E. Phillips is a general partner of SAMLP, the Partnership's General Partner. Mr. Phillips serves as a director, Chairman of the Board and Chief Executive Officer of SAMI, the Partnership's Managing General Partner. Mr. Phillips and the executive officers of SAMI also serve as officers or directors of various other real estate entities. These entities may have the same objectives and may be engaged in activities similar to those of the Partnership.

Property Management Fees. As compensation for providing property management services to the Partnership's properties, as provided in the Partnership Agreement, the General Partner or an affiliate of the General Partner is to receive a reasonable property management fee. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of the General Partner, provides such property management services for a fee of 5% of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the property-level management services to the Partnership at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) Syntek West, Inc. ("SWI"), of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of twelve of the Partnership's commercial properties to Carmel Realty, Inc. ("Carmel Realty") which is a company owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd. Carmel, Ltd. does not perform property management services for GCLP.

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

General Partner Compensation. As base compensation for providing administrative and management services under the Partnership Agreement, the General Partner is entitled to receive from the Partnership, an annual partnership management fee equal to 10% of distributions made in each calendar year of Cash from Operations, as defined in the Partnership Agreement, for the calendar year, payable within 90 days after the end of

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 11.   GENERAL PARTNER FEES AND COMPENSATION (Continued)

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


                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 11.   GENERAL PARTNER FEES AND COMPENSATION (Continued)

Fees and cost reimbursement to SAMLP, the General Partner of the Partnership and its affiliates:

                                                         1995             1994                1993
                                                       --------         --------            --------
Property and construction
 management fees*   . . . . . . . . . . . . . . . .    $    700         $    725            $    527
Loan placement fees . . . . . . . . . . . . . . . .         423               30                  30
Real estate commissions . . . . . . . . . . . . . .         576              444                 -
Leasing commissions . . . . . . . . . . . . . . . .          73              102                 159
Reimbursement of administrative
 expenses   . . . . . . . . . . . . . . . . . . . .       3,232            2,868               2,539
                                                       --------         --------            --------
                                                       $  5,004         $  4,169            $  3,255
                                                       ========         ========            ========

---------------------

* Net of property management fees paid to subcontractors, other than Carmel Realty.

Cost reimbursements to GCMI, the general partner of GCLP:

                                                         1995             1994                1993
                                                       --------         --------            --------
Reimbursement of administrative
 expenses   . . . . . . . . . . . . . . . . . . . .    $    675         $    728            $    837
                                                       ========         ========            ========

NOTE 12.    RENTS UNDER OPERATING LEASES

The Partnership's operations include the leasing of commercial properties (office buildings and shopping centers). The leases thereon expire at various dates through 2013. The following is a schedule of minimum future rents on non-cancelable operating leases as of December 31, 1995:

            1996  . . . . . . . . . . . . . . . . . . . . .     $    9,320
            1997  . . . . . . . . . . . . . . . . . . . . .          7,080
            1998  . . . . . . . . . . . . . . . . . . . . .          5,248
            1999  . . . . . . . . . . . . . . . . . . . . .          4,019
            2000  . . . . . . . . . . . . . . . . . . . . .          2,872
            Thereafter  . . . . . . . . . . . . . . . . . .          9,151
                                                                ----------
                                                                $   37,690
                                                                ==========

NOTE 13.   INCOME TAXES

The Partnership's partners include their share of partnership income or loss in their respective tax returns and, accordingly, no income taxes have been provided in the accompanying Consolidated Statements of Operations.

In December 1987, Congress passed legislation requiring certain publicly traded partnerships to be taxed as corporations. National Realty qualifies for "grandfather" treatment and will be treated as a partnership for federal tax purposes until at least 1997, unless the Partnership adds a substantial new line of business, which would require

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 13.   INCOME TAXES (Continued)

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

The Moorman Settlement Agreement is complex and the following summary is qualified in its entirety by reference to the text thereof, which was previously included as an exhibit to the Partnership's Form 10-Q for the quarter ended March 31, 1990, as filed with the Securities and Exchange Commission. The Moorman Settlement Agreement provides for a plan (the "Moorman Settlement Plan") consisting of, among other things, the following: (i) the appointment and operation of a committee (the "Oversight Committee"), to oversee the implementation of the Moorman Settlement Plan, (ii) the appointment and operation of an audit committee having a majority of members unaffiliated with Messrs. Phillips and Friedman or SAMLP, (iii) the establishment of specified annually increasing targets described below (each a "Target") for each of the next five years through May 1995, relating to the price of the units of limited partner interest as decreased for certain distributions to unitholders, (iv) an agreement by SAMLP not to seek reimbursement of greater than $500,000 per year for Messrs. Phillips' and Friedman's salaries for serving as general partners of SAMLP, (Mr. Friedman resigned as general partner of SAMLP effective March 4, 1994) and a deferral of such payments until such time as a Target may be met, and, if SAMLP resigns as General Partner, a waiver of any compensation so deferred, (v) a deferral until such time as a Target may be met of certain future annual General Partner compensation payable, pursuant to the Partner-

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 14.   COMMITMENTS AND CONTINGENCIES (Continued)

Moorman Settlement (Continued)

ship's governing documents, to SAMLP or its affiliates, and, if SAMLP resigns as General Partner, a waiver of any compensation so deferred, (vi) the required distribution to unitholders of all the Partnership's operating cash flow in excess of certain renovation costs, unless the Oversight Committee approves alternative uses for such operating cash flow, (vii) the issuance of Warrants to purchase an aggregate of up to 2,019,579 units (the "Warrants") to Class Members, (viii) the contribution by certain co-defendants of cash and notes payable to the Partnership aggregating $5.5 million (including $2.5 million to be contributed by SAMLP and its general partners over a four- year period),
(ix) the amendment of the Partnership Agreement to reduce the vote required to remove the General Partner from a two-thirds vote to a majority vote of the units, (x) the Partnership's redemption of its unit purchase rights and an agreement not to adopt a similar rights plan without Oversight Committee approval and (xi) the Partnership's payment of certain settlement costs, including plaintiffs' attorneys' fees in the amount of $3.4 million. The Moorman Settlement Plan will remain in effect until SAMLP has resigned as General Partner and a successor general partner is elected and takes office, and the Warrants will remain exercisable for five years from the February 14, 1992 date of issuance or until earlier redemption.

SAMLP, on behalf of itself and its general partners, has made the payments of $2.5 million (including accrued interest), to the Partnership, as required by the Moorman Settlement Agreement.

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

The withdrawal of the General Partner would require the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. Under the Moorman Settlement Agreement, payment for such Redeemable General Partner Interest, fees and other compensation may, at the Oversight Committee's option, be paid over a three year period pursuant to a secured promissory note bearing interest at the prime rate and containing commercially reasonable terms and collateral. Under the Moorman Settlement Plan, the purchase price for Redeemable General Partner Interest would be calculated, as of the time SAMLP withdraws as General Partner under the Partnership's governing documents. The Managing General Partner has calculated the Redeemable General Partner Interest at December 31, 1995 to be $36.2 million, and believes there has been no material change in such value since such date. The Partnership would be entitled to offset against any such payment the then outstanding principal balance ($4.2 million at December 31, 1995) plus all accrued but unpaid interest ($5.2 million at December 31, 1995) on the note receivable from SAMLP described in NOTE 1. "ORGANIZATION." In the accompanying Consolidated Financial Statements, the Redeemable General Partner Interest is shown as a reduction of Partners' Equity. The note receivable from the General Partner has been offset against the Redeemable General Partner Interest. The Oversight Committee previously has informed the Partnership that it calculated the amount of such Redeemable General Partner Interest to be less than the amount calculated by the Managing General Partner. When SAMLP withdraws as General Partner of the Partnership, the value of the Redeemable General Partner Interest would depend on the fair value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

On January 27, 1995, National Realty, SAMLP and the Oversight Committee executed an Implementation Agreement which provides for the nomination of

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 14.   COMMITMENTS AND CONTINGENCIES (Continued)

Moorman Settlement (Continued)

a successor general partner and for the resolution of all related matters under the Moorman Settlement. On February 20, 1996, the parties to the
Implementation Agreement executed an Amended and Restated Implementation Agreement.

Provided that the successor general partner is elected pursuant to the terms of the Amended and Restated Implementation Agreement, SAMLP shall receive $12,471,500 from the Partnership. This amount represents a compromise settlement of the net amounts owed by the Partnership to SAMLP upon SAMLP's withdrawal as General Partner and any amounts which SAMLP and its affiliates may owe to the Partnership. This amount shall be paid to SAMLP pursuant to a promissory note in accordance with the terms set forth in the Amended and Restated Implementation Agreement.

The Amended and Restated Implementation Agreement has been submitted to the Supervising Judge for tentative approval and approval of the notice to be sent to the original class members. Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the unitholders of National Realty for a vote. In addition, the unitholders will vote upon amendments to the National Realty Partnership Agreement which relate to the proposed compensation of the successor general partner and other related matters.

Upon approval by the unitholders, SAMLP shall resign as General Partner and the successor general partner shall take office. If the required approvals are obtained, National Realty anticipates that the successor general partner may be elected and take office during the second or third quarter of 1996.

The Amended and Restated Implementation Agreement provides that SAMLP, and its affiliates owning units in National Realty, shall not vote to remove the successor general partner, except for removal with cause, for a period of 36 months from the date the successor general partner takes office.

Upon the election and taking office of the successor general partner, the Moorman Settlement Plan and the Oversight Committee shall terminate. If the successor general partner nominee does not stand for election or is not elected, the existing Moorman Settlement Agreement shall remain in full force and effect and all of the provisions of the Amended and Restated Implementation Agreement shall be voided.

Other Litigation

The Partnership is also involved in various other lawsuits arising in the ordinary course of business. In the opinion of the Managing General

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 14.   COMMITMENTS AND CONTINGENCIES (Continued)

Other Litigation (Continued)

Partner, the outcome of these lawsuits will not have a material effect on the Partnership's financial condition, results of operations or liquidity.


NOTE 15.   QUARTERLY DATA

The following is a tabulation of the Partnership's quarterly results of operations for the years 1995 and 1994.

                                                                 Three Months Ended
                                          -------------------------------------------------------------------
                                            March 31         June 30           September 30       December 31
                                          ------------     -----------         -------------      -----------
1995
----

Revenues  . . . . . . . . . . . . . .     $     26,913     $    27,542         $      28,118       $   28,319
Expenses  . . . . . . . . . . . . . .           28,117          28,919                29,157           28,603
                                          ------------     -----------         -------------       ----------

(Loss) from operations  . . . . . . .          (1,204)         (1,377)               (1,039)            (284)
Gain on sale of real estate . . . . .               -               -                     -            7,701
                                          ------------     -----------         -------------       ----------

Net income (loss) . . . . . . . . . .     $     (1,204)    $    (1,377)        $      (1,039)      $    7,417
                                          ============     ===========         =============       ==========

Earnings per unit
Net income (loss) . . . . . . . . . .     $      (.18)     $     (.21)         $       (.16)       $     1.13
                                          ===========      ==========          ============        ==========

In fourth quarter 1995, the Partnership sold two of its apartment complexes for an aggregate gain of $7.7 million. See "NOTE 3. REAL ESTATE AND DEPRECIATION."

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 15.    QUARTERLY DATA (Continued)

                                                                  Three Months Ended
                                                  -------------------------------------------------
                                                   March 31          June 30   September 30        December 31
                                                  ----------        ---------  ------------        -----------
1994
----

Revenues  . . . . . . . . . . . . . . .   $       26,336     $     26,798      $      27,317       $      27,095
Expenses  . . . . . . . . . . . . . . .           27,406           27,356             28,589              27,430
                                          --------------     ------------      -------------       -------------

(Loss) from operations  . . . . . . . .           (1,070)            (558)            (1,272)               (335)
Gain on sale of real estate . . . . . .                -                -                  -               8,252
                                          --------------     ------------      -------------       -------------

Net income (loss) . . . . . . . . . . .   $       (1,070)    $       (558)     $      (1,272)      $       7,917
                                          ==============     ============      =============       =============

Earnings per unit
Net income (loss) . . . . . . . . . . .   $         (.16)    $       (.09)     $        (.19)      $        1.21
                                          ==============     ============      =============       =============

In the third quarter of 1994, the Partnership sold two of its apartment complexes for an aggregate gain of $8.3 million. See "NOTE 3. REAL ESTATE AND DEPRECIATION."

                                                                    SCHEDULE III

                             NATIONAL REALTY, L.P.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

                                                                GROSS AMOUNT CARRIED AT CLOSE OF PERIOD (1)
                                                               ----------------------------------------------
                                                                COST CAPITALIZED
                              INITIAL COST TO PARTNERSHIP        SUBSEQUENT TO
                           ---------------------------------      ACQUISITION
                                                  BUILDING     ------------------                  BUILDING
                            ENCUM-              AND IMPROVE-   IMPROVE-                          AND IMPROVE-
       DESCRIPTION         BRANCES     LAND        MENTS        MENTS      OTHER        LAND        MENTS        TOTAL
-------------------------- --------   -------   ------------   --------   -------      -------   ------------   --------
                                                              (DOLLARS IN THOUSANDS)
APARTMENTS
Alexandria................ $  6,582   $   612     $  6,778     $ 1,092    $    --      $   612     $  7,870     $  8,482
  Decatur, GA
Arlington Place...........    2,759       330        3,275         620         --          330        3,895        4,225
  Pasadena, TX
Barcelona.................    4,107     1,400        5,600         111         --        1,400        5,711        7,111
  Tampa, FL
Bavarian..................    6,860       547        5,528         143         --          547        5,671        6,218
  Middletown, OH
Bent Tree.................    4,849     1,047        7,036         576         --        1,047        7,612        8,659
  Addison, TX
Blackhawk.................    3,520       253        4,081         228         --          253        4,309        4,562
  Ft. Wayne, IN
Bridgestone...............    1,376       169        1,780          99         --          169        1,879        2,048
  Friendswood, TX
Brookview Gardens.........    2,921       385        2,085         232         --          385        2,317        2,702
  Smyrna, GA
Candlelight Square........    1,954       148        1,928         146         --          145        2,077        2,222
  Lenexa, KS
Chalet I..................    2,984       260        2,994          65         --          260        3,059        3,319
  Topeka, KS..............
Chalet II.................    1,185       440        1,322          --         --          440        1,322        1,762
  Topeka, KS
Chateau...................    1,941       130        1,723          49         --          130        1,772        1,902
  Bellevue, NE
Club Mar..................    5,990     1,248        4,993          70         --        1,248        5,063        6,311
  Sarasota, FL
Confederate Point.........    4,168       246        3,736         562         --          246        4,298        4,544
  Jacksonville, FL
Country Place.............    2,018       246        3,268           7         --          246        3,275        3,521
  Round Rock, TX
Covered Bridge............    4,716       219        3,425         106         --          219        3,531        3,750
  Gainesville, FL
Creekwood.................    2,931       489        1,955         786         --          489        2,741        3,230
  College Park, GA
Fair Oaks.................    3,035       470        2,661         160         --          470        2,821        3,291
  Euless, TX
Four Seasons..............    9,880     1,264        8,447         699         --        1,264        9,146       10,410
  Denver, CO
Fox Club..................    6,624       902        7,294         480         --          902        7,774        8,676
  Indianapolis, IN
Foxwood...................    3,477       218        3,188         308         --          218        3,496        3,714
  Memphis, TN
Granada...................    4,628       231        4,682         694         --          231        5,376        5,607
  Bellevue, NE
Hidden Valley.............    4,249       274        3,636         259         --          261        3,908        4,169
  Grand Rapids, MI

                                                                        LIFE ON
                                                                         WHICH
                                                                      DEPRECIATION
                                                                       IN LATEST
                                                                       STATEMENT
                            ACCUMULATED      DATE OF        DATE      OF OPERATION
       DESCRIPTION          DEPRECIATION   CONSTRUCTION   ACQUIRED    IS COMPUTED
--------------------------  ------------   ------------   --------   --------------
                           <
APARTMENTS
Alexandria................    $  4,952       1973           09/77    7 -- 40 years
  Decatur, GA
Arlington Place...........       2,652       1973           11/76    7 -- 40 years
  Pasadena, TX
Barcelona.................         802       1971           09/90    7 -- 40 years
  Tampa, FL
Bavarian..................       2,555       1972           01/84    7 -- 40 years
  Middletown, OH
Bent Tree.................       3,944       1980           06/80    7 -- 40 years
  Addison, TX
Blackhawk.................       2,724       1972           12/78    7 -- 40 years
  Ft. Wayne, IN
Bridgestone...............         983       1979           06/82    7 -- 40 years
  Friendswood, TX
Brookview Gardens.........       1,595       1964           12/77    7 -- 40 years
  Smyrna, GA
Candlelight Square........       1,274       1971           11/77    7 -- 40 years
  Lenexa, KS
Chalet I..................       1,564       1964/          04/82    7 -- 40 years
  Topeka, KS..............                   74/78
Chalet II.................          25       1986           03/95    7 -- 40 years
  Topeka, KS
Chateau...................         948       1968           02/81    7 -- 40 years
  Bellevue, NE
Club Mar..................         315       1973           07/93    7 -- 40 years
  Sarasota, FL
Confederate Point.........       2,660       1969           05/79    7 -- 40 years
  Jacksonville, FL
Country Place.............       1,646       1980           07/82    7 -- 40 years
  Round Rock, TX
Covered Bridge............       2,755       1972           10/79    7 -- 40 years
  Gainesville, FL
Creekwood.................         606       1973           04/90    7 -- 40 years
  College Park, GA
Fair Oaks.................         499       1978           07/89    7 -- 40 years
  Euless, TX
Four Seasons..............       3,577       1970           07/84    7 -- 40 years
  Denver, CO
Fox Club..................       3,619       1972           11/83    7 -- 40 years
  Indianapolis, IN
Foxwood...................       2,249       1974           08/79    7 -- 40 years
  Memphis, TN
Granada...................       2,988       1974           10/78    7 -- 40 years
  Bellevue, NE
Hidden Valley.............       2,069       1973           07/81    7 -- 40 years
  Grand Rapids, MI

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                             NATIONAL REALTY, L.P.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

                                                                GROSS AMOUNT CARRIED AT CLOSE OF PERIOD (1)
                                                               ----------------------------------------------
                                                                COST CAPITALIZED
                              INITIAL COST TO PARTNERSHIP        SUBSEQUENT TO
                           ---------------------------------      ACQUISITION
                                                  BUILDING     ------------------                  BUILDING
                            ENCUM-              AND IMPROVE-   IMPROVE-                          AND IMPROVE-
       DESCRIPTION         BRANCES     LAND        MENTS        MENTS      OTHER        LAND        MENTS        TOTAL
-------------------------- --------   -------   ------------   --------   -------      -------   ------------   --------
                                                              (DOLLARS IN THOUSANDS)
Horizon East.............. $  1,498   $   592     $  2,628     $   469    $     -      $   592     $  3,097     $  3,689
  Dallas, TX
Kimberly Woods............    3,238       571        3,802         912         --          571        4,714        5,285
  Tucson, AZ
King Village..............    2,178       184        2,716         179         --          184        2,895        3,079
  Huntsville, AL
La Mirada.................    5,552       392        5,454       1,119         --          392        6,573        6,965
  Jacksonville, FL
Lake Nora Arms............   10,043       737       10,774         648         --          737       11,422       12,159
  Indianapolis, IN
Lakewood Park.............    3,074       800        3,200          19         --          800        3,219        4,019
  St. Petersburg, FL
Lantern Ridge.............    1,503       130        1,721          21         --          177        1,695        1,872
  Richmond, VA
Mallard Lake..............    8,153       534        7,099         629         --          534        7,728        8,262
    Greensboro, NC
Manchester Commons........    4,984       635        4,654         750         --          635        5,404        6,039
  Manchester, MO
Mesa Court................    1,770       492        1,968         104         --          492        2,072        2,564
  Mesa, AZ
Mesa Ridge................    2,365       955        3,820         190         --          955        4,010        4,965
  Mesa, AZ
Nora Pines................    6,138       221        3,872         314         --          221        4,186        4,407
  Indianapolis, IN
Oak Hollow................    7,576       745        6,118         611         --          745        6,729        7,474
  Austin, TX
Oakmont...................    2,910       251        1,423          62       (100)         251        1,385        1,636
  Monroe, LA
Oak Tree..................    2,223       304        3,543         246         --          304        3,789        4,093
  Grandview, MO
Olde Towne................    3,655       209        3,272         248         --          209        3,520        3,729
  Middletown, OH
Outrigger.................    3,175       683        4,871         407         --          683        5,278        5,961
  Tulsa, OK
Pines.....................    2,670       278        3,490         243         --          278        3,733        4,011
  Little Rock, AR
Place One.................    5,145       784        5,186         796         --          784        5,982        6,766
  Tulsa, OK
Regency...................    2,501       304        1,865          82         --          304        1,947        2,251
  Lincoln, NE
Regency Falls.............    2,655       888        7,261       1,423       (100)(3)      888        8,584        9,472
  San Antonio, TX
Rockborough...............    5,900       702        4,495         740         --          702        5,235        5,937
  Denver, CO
Royal Oaks................    2,758       738        5,348         947         --          738        6,295        7,033
    Stone Mountain, GA

                                                                        LIFE ON
                                                                         WHICH
                                                                      DEPRECIATION
                                                                       IN LATEST
                                                                       STATEMENT
                            ACCUMULATED      DATE OF        DATE      OF OPERATION
       DESCRIPTION          DEPRECIATION   CONSTRUCTION   ACQUIRED    IS COMPUTED
--------------------------  ------------   ------------   --------   --------------
                           <
Horizon East..............    $  2,022       1972           05/78    7 -- 40 years
  Dallas, TX
Kimberly Woods............       3,165       1973           12/77    7 -- 40 years
  Tucson, AZ
King Village..............       2,016       1960           08/75    7 -- 40 years
  Huntsville, AL
La Mirada.................       4,005       1971           01/79    7 -- 40 years
  Jacksonville, FL
Lake Nora Arms............       7,181       1973           06/78    7 -- 40 years
  Indianapolis, IN
Lakewood Park.............         407       1976           12/90    7 -- 40 years
  St. Petersburg, FL
Lantern Ridge.............       1,381       1974           03/79    7 -- 40 years
  Richmond, VA
Mallard Lake..............       4,535       1974           05/79    7 -- 40 years
    Greensboro, NC
Manchester Commons........       3,476       1972           06/78    7 -- 40 years
  Manchester, MO
Mesa Court................         306       1972           05/90    7 -- 40 years
  Mesa, AZ
Mesa Ridge................         600       1972           05/90    7 -- 40 years
  Mesa, AZ
Nora Pines................       2,648       1970           05/78    7 -- 40 years
  Indianapolis, IN
Oak Hollow................       4,248       1974           05/78    7 -- 40 years
  Austin, TX
Oakmont...................         239       1974           06/89    7 -- 40 years
  Monroe, LA
Oak Tree..................       1,631       1968           03/82    7 -- 40 years
  Grandview, MO
Olde Towne................       1,944       1968           03/81    7 -- 40 years
  Middletown, OH
Outrigger.................       3,459       1974           11/77    7 -- 40 years
  Tulsa, OK
Pines.....................       2,249       1977           11/77    7 -- 40 years
  Little Rock, AR
Place One.................       4,185       1970           04/77    7 -- 40 years
  Tulsa, OK
Regency...................         971       1973           05/82    7 -- 40 years
  Lincoln, NE
Regency Falls.............       5,557       1974           11/78    7 -- 40 years
  San Antonio, TX
Rockborough...............       3,211       1973           01/78    7 -- 40 years
  Denver, CO
Royal Oaks................       4,019       1973           12/77    7 -- 40 years
    Stone Mountain, GA

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                             NATIONAL REALTY, L.P.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

                                                                GROSS AMOUNT CARRIED AT CLOSE OF PERIOD (1)
                                                               ----------------------------------------------
                                                                COST CAPITALIZED
                              INITIAL COST TO PARTNERSHIP        SUBSEQUENT TO
                           ---------------------------------      ACQUISITION
                                                  BUILDING     ------------------                  BUILDING
                            ENCUM-              AND IMPROVE-   IMPROVE-                          AND IMPROVE-
       DESCRIPTION         BRANCES     LAND        MENTS        MENTS      OTHER        LAND        MENTS        TOTAL
-------------------------- --------   -------   ------------   --------   -------      -------   ------------   --------
                                                              (DOLLARS IN THOUSANDS)
Santa Fe.................. $  2,855   $   529     $  5,351     $   178    $    --      $   529     $  5,529     $  6,058
  Kansas City, MO
Shadowood.................    3,743       477        3,208         134         --          477        3,342        3,819
  Addison, TX
Sherwood Glen.............    3,943       352        2,550         482         --          352        3,032        3,384
  Urbandale, IA
Skipper's Pond............    2,700       360        3,123         114         --          339        3,258        3,597
  Tampa, FL
Stonebridge...............    1,760       193        2,076         188         --          193        2,264        2,457
  Florissant, MO
Summerwind................    5,219       493        2,990         138         --          493        3,128        3,621
  Reseda, CA
Sun Hollow................    3,944       385        4,159          38         --          385        4,197        4,582
  El Paso, TX
Tanglewood................   17,453     5,682       18,340       3,295         --        5,682       21,635       27,317
  Arlington Heights, IL
Timber Creek..............    5,000       154        2,327         582         --          154        2,909        3,063
  Omaha, NE
Towne Oaks................    2,726       188        3,576         141         --          188        3,717        3,905
  Monroe, LA
Villa Del Mar.............    2,578       387        3,134          96         --          387        3,230        3,617
  Wichita, KS
Village Square............    2,068       769        5,566       1,060         --          769        6,626        7,395
  Stone Mountain, GA
Villas....................    3,384       516        3,948         497         --          516        4,445        4,961
  Plano, TX
Whispering Pines..........    2,338       311        1,255         163         --          311        1,418        1,729
  Canoga Park, CA
Whispering Pines..........    5,020       228        4,330         526         --          228        4,856        5,084
  Topeka, KS
Windridge.................    7,457       711        5,812       1,508         --          711        7,320        8,031
  Austin, TX
Windtree I & II...........    5,233       460        2,739         181         --          460        2,920        3,380
  Reseda, CA
Wisperwood................    2,198       237        1,964         393         --          258        2,336        2,594
  Tampa, FL
Woodlake..................    4,458       585        5,848         828         --          585        6,676        7,261
  Carrollton, TX
Woodsong II...............    1,431       322        3,705         134         --          322        3,839        4,161
  Smyrna, GA
Woodstock.................    3,167       888        5,193         368         --          888        5,561        6,449
  Dallas, TX
OFFICE BUILDINGS
  56 Expressway...........       --       406        3,976         557     (2,386)(3)      406        2,147        2,553
  Oklahoma City, OK

                                                                        LIFE ON
                                                                         WHICH
                                                                      DEPRECIATION
                                                                       IN LATEST
                                                                       STATEMENT
                            ACCUMULATED      DATE OF        DATE      OF OPERATION
       DESCRIPTION          DEPRECIATION   CONSTRUCTION   ACQUIRED    IS COMPUTED
--------------------------  ------------   ------------   --------   --------------
                           <
Santa Fe..................    $  2,618       1964/          04/83    7 -- 40 years
  Kansas City, MO                             67
Shadowood.................       1,949       1976           02/79    7 -- 40 years
  Addison, TX
Sherwood Glen.............       2,095       1970           12/77    7 -- 40 years
  Urbandale, IA
Skipper's Pond............       2,225       1971           07/76    7 -- 40 years
  Tampa, FL
Stonebridge...............       1,403       1975           10/77    7 -- 40 years
  Florissant, MO
Summerwind................       2,265       1976           02/77    7 -- 40 years
  Reseda, CA
Sun Hollow................       2,341       1977           09/79    7 -- 40 years
  El Paso, TX
Tanglewood................      13,297       1974           03/78    7 -- 40 years
  Arlington Heights, IL
Timber Creek..............       1,894       1974           10/78    7 -- 40 years
  Omaha, NE
Towne Oaks................       1,843       1974           07/82    7 -- 40 years
  Monroe, LA
Villa Del Mar.............       1,670       1971           10/81    7 -- 40 years
  Wichita, KS
Village Square............       4,181       1973           12/77    7 -- 40 years
  Stone Mountain, GA
Villas....................       2,444       1977           04/79    7 -- 40 years
  Plano, TX
Whispering Pines..........          74       1977           12/93    7 -- 40 years
  Canoga Park, CA
Whispering Pines..........       3,109       1972           02/78    7 -- 40 years
  Topeka, KS
Windridge.................       4,801       1974           09/78    7 -- 40 years
  Austin, TX
Windtree I & II...........       2,016       1976           11/76    7 -- 40 years
  Reseda, CA
Wisperwood................       1,622       1975           07/76    7 -- 40 years
  Tampa, FL
Woodlake..................       3,612       1979           08/78    7 -- 40 years
  Carrollton, TX
Woodsong II...............       3,040       1975           08/80    7 -- 40 years
  Smyrna, GA
Woodstock.................       3,126       1977           12/78    7 -- 40 years
  Dallas, TX
OFFICE BUILDINGS
  56 Expressway...........       1,897       1981           03/82    7 -- 40 years
  Oklahoma City, OK

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                             NATIONAL REALTY, L.P.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

                                                                GROSS AMOUNT CARRIED AT CLOSE OF PERIOD (1)
                                                               ----------------------------------------------
                                                                COST CAPITALIZED
                              INITIAL COST TO PARTNERSHIP        SUBSEQUENT TO
                           ---------------------------------      ACQUISITION
                                                  BUILDING     ------------------                  BUILDING
                            ENCUM-              AND IMPROVE-   IMPROVE-                          AND IMPROVE-
       DESCRIPTION         BRANCES     LAND        MENTS        MENTS      OTHER        LAND        MENTS        TOTAL
-------------------------- --------   -------   ------------   --------   -------      -------   ------------   --------
                                                              (DOLLARS IN THOUSANDS)
Executive Court........... $     --   $   271     $  2,099     $   646    $    --      $   271     $  2,745     $  3,016
  Memphis, TN
Fondren...................       --       366        5,100         154     (3,421)(3)      366        1,833        2,199
  Houston, TX
Marina Playa..............    8,300     1,237        4,339       4,968         --        1,237        9,307       10,544
  Santa Clara, CA
Melrose Business Park.....       --       367        2,674         117     (1,000)(3)      367        1,791        2,158
  Oklahoma City, OK
Toll Hill.................    2,459     1,230        3,722       1,521     (1,098)(3)    1,230        4,145        5,375
  Dallas, TX
University Square.........       --       562        3,276         181     (1,875)(3)      562        1,582        2,144
  Anchorage, AK
SHOPPING CENTERS
Countryside Plaza.........    2,043       843        3,179         715         --          843        3,894        4,737
  Clearwater, FL
Crestview.................      787       239        1,512          93         --          239        1,605        1,844
  Crestview, FL
Cross County Mall.........    7,473       608        6,468       5,617         --          608       12,085       12,693
  Mattoon, IL
Cullman...................      829       400        1,830         132         --          400        1,962        2,362
  Cullman, AL
Harbor Plaza..............       --       817        2,587         301         --          821        2,884        3,705
  Aurora, CO
Katella Plaza.............    1,705        --        2,844         504         --           --        3,348        3,348
  Orange, CA
Regency Point.............    2,614       647        5,156       2,113         --        1,792        6,124        7,916
  Jacksonville, FL
Southern Palms............    9,031     4,226       17,757       1,344         --        4,285       19,042       23,327
  Tempe, AZ
Westwood..................      890        --        5,424         526         --           --        5,950        5,950
                           --------   -------     --------     -------    -------      -------     --------     --------
  Tallahassee, FL......... $309,224   $50,103     $353,132     $49,184    $(9,980)     $51,342     $391,097     $442,439
                           ========   =======     ========     =======    =======      =======     ========     ========


                                                                        LIFE ON
                                                                         WHICH
                                                                      DEPRECIATION
                                                                       IN LATEST
                                                                       STATEMENT
                            ACCUMULATED      DATE OF        DATE      OF OPERATION
       DESCRIPTION          DEPRECIATION   CONSTRUCTION   ACQUIRED    IS COMPUTED
--------------------------  ------------   ------------   --------   --------------

                           <
Executive Court...........    $  1,347       1980           09/82    7 -- 40 years
  Memphis, TN
Fondren...................       1,509       1982           07/83    7 -- 40 years
  Houston, TX
Marina Playa..............       5,031       1972           12/76    7 -- 40 years
  Santa Clara, CA
Melrose Business Park.....       1,216       1980           03/82    7 -- 40 years
  Oklahoma City, OK
Toll Hill.................       2,400       1979           06/79    7 -- 40 years
  Dallas, TX
University Square.........       1,343       1981           12/81    7 -- 40 years
  Anchorage, AK
SHOPPING CENTERS
Countryside Plaza.........       1,625       1978           05/85    7 -- 40 years
  Clearwater, FL
Crestview.................         926       1979           05/78    7 -- 40 years
  Crestview, FL
Cross County Mall.........       5,842       1971           08/79    7 -- 40 years
  Mattoon, IL
Cullman...................       1,077       1979           02/79    7 -- 40 years
  Cullman, AL
Harbor Plaza..............       1,538       1979           09/81    7 -- 40 years
  Aurora, CO
Katella Plaza.............       1,948       1971           12/80    7 -- 40 years
  Orange, CA
Regency Point.............       2,063       1982           06/84    7 -- 40 years
  Jacksonville, FL
Southern Palms............       8,754       1981           03/83    7 -- 40 years
  Tempe, AZ
Westwood..................       2,365       1980           10/83    7 -- 40 years
                              --------
  Tallahassee, FL.........    $212,957
                              ========

---------------

(1) The aggregate cost for financial statement purposes approximates that for federal tax purposes.

(2) Does not include discounts and mortgages payable totaling $15,609 on real estate which has been sold but for which the Partnership remains liable on the underlying mortgage note.

(3) Write-down of property to estimated net realizable value.

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                             NATIONAL REALTY, L.P.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                               1995         1994         1993
                                                             --------     --------     --------
                                                                   (DOLLARS IN THOUSANDS)
Reconciliation of Real Estate
Balance at January 1.......................................  $451,572     $457,654     $447,011
  Acquisitions and improvements............................     5,705        5,411       10,813
  Sales....................................................   (14,838)     (11,493)        (170)
                                                             --------     --------     --------
Balance at December 31.....................................  $442,439     $451,572     $457,654
                                                             ========     ========     ========
Reconciliation of Accumulated Depreciation
Balance at January 1.......................................  $210,037     $206,120     $195,952
  Depreciation.............................................    10,268       10,034       10,168
  Sales....................................................    (7,348)      (6,117)          --
                                                             --------     --------     --------
Balance at December 31.....................................  $212,957     $210,037     $206,120
                                                             ========     ========     ========

                                                                     SCHEDULE IV

                             NATIONAL REALTY, L.P.

                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1995

                                                                                                             PRINCIPAL AMOUNT
                                                                                          CARRYING AMOUNT    OF LOANS SUBJECT
                                           FINAL      PERIODIC               FACE         OF MORTGAGE NET     TO DELINQUENT
                              INTEREST    MATURITY    PAYMENT      PRIOR     AMOUNT OF     OF UNAMORTIZED       PRINCIPAL OR
         DESCRIPTION            RATE        DATE      TERMS        LIENS     MORTGAGE         DISCOUNT            INTEREST
----------------------------- --------    --------    ------       -------    ---------    ---------------    ----------------
                                                                                 (DOLLARS IN THOUSANDS)
FIRST MORTGAGE LOANS
Indian Meadows...............   10.00%      12/95     Quarterly     $   --      $   680         $    --            $     --
Secured by land in                                    payments
Grand County, CO                                      of
                                                      interest
                                                      only.
                                                      Annual
                                                      principal
                                                      payments
                                                      of
                                                      $50,000.
Silver Creek.................   14.00%      12/94     Quarterly         --          773              --                  --
Secured by land in                                    payments
Grand County, CO                                      of
                                                      principal
                                                      and
                                                      interest
                                                      of
                                                      $31,000.
WRAPAROUND MORTGAGE LOANS
Nellis.......................    8.50%      01/97     Monthly         1,440       5,100           5,100                  --
Secured by shopping center in       to                interest
Las Vegas, NV                    9.50%                only.
Warner Creek.................    8.00%      08/96     Monthly        11,683      17,503          17,450                  --
Secured by apartments in            to                interest
Woodland Hills, CA              11.00%                only.
                                                      Prepayment
                                                      with
                                                      30
                                                      days
                                                      notice,
                                                      penalty
                                                      of
                                                      3.00%.
Bridgeview...................    8.00%      02/00     Monthly         2,486       5,500           5,313                  --
Secured by shopping center in       to                interest
La Crosse, WI                    9.50%                only.
                                                      May
                                                      prepay
                                                      up to
                                                      25% of
                                                      the
                                                      wrap
                                                      equity
                                                      upon
                                                      60
                                                      days
                                                      written
                                                      notice
                                                      without
                                                      penalty.
                                                                    -------     -------         -------            --------
                                                                    $15,609     $29,556          27,863            $     --
                                                                    =======     =======                            ========
Interest receivable..........                                                                        80
Deferred gains...............                                                                   (15,787)
Allowance for estimated
  losses.....................                                                                    (1,910)
                                                                                                -------
                                                                                                $10,246
                                                                                                =======

                                                                     SCHEDULE IV
                                                                     (CONTINUED)

                             NATIONAL REALTY, L.P.

                         MORTGAGE LOANS ON REAL ESTATE

                                                                 1995        1994        1993
                                                                -------     -------     -------
                                                                    (DOLLARS IN THOUSANDS)
Balance at January 1, ........................................  $29,525     $29,476     $34,712
Additions
  Amortization of discount....................................       45          73         304
  Acquisition and settlement of notes receivable..............    2,268          --          --
  Principal advances..........................................       --          --          --
  Compounded interest.........................................       --          --         464
  Other.......................................................       --          --           4
Deductions
  Foreclosures................................................       --          --      (5,993)
  Collection of principal.....................................   (3,975)        (24)        (15)
                                                                -------     -------     -------
Balance at December 31,.......................................  $27,863     $29,525     $29,476
                                                                =======     =======     =======

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





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)


GENE E. PHILLIPS: Age 58, General Partner (since 1987) of SAMLP; and Chairman of the Board, Director and Chief Executive Officer (since March 1989) of SAMI, the Managing General Partner of SAMLP and a company owned by BCM.


           Director and Secretary (since 1982) and the sole shareholder of Syntek West, Inc. ("SWI"); Chairman of the Board (since 1978) of Hungry Bull, Inc.; Limited Partner (since January 1991) of Carmel Realty Services, Ltd. ("Carmel, Ltd."); Chief Executive Officer (February 1989 to September 1992) and Chairman of the Board and Director (February 1989 to December 1989) of BCM; Director and President (November 1989 to September 1992) of Carmel Realty Services, Inc. ("CRSI"); Chairman of the Board (1984 to November
           1992), Director (1981 to November 1992), Chief Executive Officer (1982 to July 1991) and President (February 1989 to July 1991) of American Realty Trust, Inc. ("ART"); Trustee or Director (January 1989 to December 1992) of Transcontinental Realty Investors, Inc. ("TCI"), Vinland Property Trust ("VPT"), National Income Realty Trust ("NIRT"), Continental Mortgage and Equity Trust ("CMET") and Income Opportunity Realty Investors, Inc., formerly Income Opportunity Realty Trust (collectively "IORI").

RANDALL M. PAULSON: Age 49, President and Director (since August 1995) and Executive Vice President (January 1995 to August 1995) of SAMI.

           President (since August 1995) and Executive Vice President (January 1995 to August 1995) of CMET, IORI and TCI and (October 1994 to August 1995) of BCM; Executive Vice President (since January 1995) of ART; Vice President (1993 to 1994) of GSSW, LP, a joint venture of Great Southern Life and Southwestern Life; Vice President (1990 to 1993) of Property Company of America Realty, Inc.; President
           (1990) of Paulson Realty Group; President (1983 to 1989) of Johnstown Management Company; and Vice President (1979 to 1982) of Lexton-Ancira.

BRUCE A. ENDENDYK:  Age 47, Executive Vice President (since January 1995) of
SAMI.

           President (since January 1995) of Carmel Realty; Executive Vice President (since January 1995) of BCM, ART, CMET, IORI and TCI; Management Consultant (November 1990 to December 1994); Executive Vice President (January 1989 to November 1990) of Southmark Corporation ("Southmark"); President and Chief Executive Officer (March 1988 to January 1989) of Southmark Equities Corporation; and Vice President/Resident Manager (December 1975 to March 1988) of Coldwell Banker Commercial/Real Estate Services in Houston, Texas.

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)

THOMAS A. HOLLAND: Age 53, Executive Vice President and Chief Financial Officer (since August 1995) and Senior Vice President and Chief Accounting Officer (July 1990 to August 1995) of SAMI.

           Executive Vice President and Chief Financial Officer (since August
           1995) and Senior Vice President (July 1990 to August 1995) of BCM, ART, CMET, IORI and TCI; Senior Vice President and Chief Accounting Officer (July 1990 to February 1994) of NIRT and VPT; Vice President and Controller (December 1986 to June 1990) of Southmark; Vice President-Finance (January 1986 to December 1986) of Diamond Shamrock Chemical Company; Assistant Controller (May 1976 to January
           1986) of Maxus Energy Corporation (formerly Diamond Shamrock Corporation); Trustee (August 1989 to June 1990) of Arlington Realty Investors; and Certified Public Accountant (since 1970).

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the directors and executive officers of the Partnership's Managing General Partner, and any persons holding more than 10% of the Partnership's units of limited partner interest are required to report their ownership of the Partnership's units and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Partnership is required to report any failure to file by these dates during 1995. All of these filing requirements were satisfied by the directors and executive officers of the Partnership's Managing General Partner and 10% holders. In making these statements, the Partnership has relied on the written representations of the directors and executive officers of the Partnership's Managing General Partner and its ten percent holders and copies of the reports that they have filed with the Commission.

Administrative Agent. BCM, of which Mr. Phillips served as Chief Executive Officer until September 1, 1992, and of which Mr. Paulson serves as President, performs certain administrative functions such as accounting services, mortgage servicing and real estate portfolio review and analysis for the Partnership on a cost reimbursement basis.

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

MICKEY N. PHILLIPS:       Director

RYAN T. PHILLIPS:         Director

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)


RANDALL M. PAULSON:       President

MARK W. BRANIGAN:         Executive Vice President

OSCAR W. CASHWELL:        Executive Vice President

BRUCE A. ENDENDYK:        Executive Vice President

THOMAS A. HOLLAND:        Executive Vice President and Chief Financial Officer

COOPER B. STUART:         Executive Vice President

CLIFFORD C. TOWNS, JR.:   Executive Vice President, Finance

ROBERT A. WALDMAN:        Senior Vice President, Secretary and General Counsel

DREW D. POTERA:           Vice President, Treasurer and Securities Manager

Mickey N. Phillips is Gene E. Phillips' brother and Ryan T. Phillips is Gene E. Phillips' son.

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

Pursuant to the Moorman Settlement Agreement, the Partnership pays each member of the Oversight Committee $50,000 per year. The Partnership's obligation to pay such compensation ceased May 9, 1995. However, the Supervising Judge entered an order on May 19, 1995, providing that the obligation to pay such compensation shall continue until the Moorman Settlement Plan has been terminated and the Oversight Committee has been dissolved. The Partnership also pays the salary of an Oversight Committee employee, and reimburses certain of the Oversight Committee's expenses including legal fees.

The principal occupations and relevant affiliations of the Oversight Committee members, as furnished to the Partnership by such members, are as follows:

KENNETH R. KELLY:  Age 49, member (since July 1990), Chairman (since January
1995) and Secretary (since July 1990) of the Oversight Committee.

           President (since 1986) of Proximity Research Corporation, a real estate firm based in Auburn, California. Mr. Kelly has been involved in the real estate investment business throughout the United States for the past twenty years. Mr. Kelly is a member of the State Bar of California.

RONALD T. BAKER: Age 48, member (since July 1990) and Chairman (July 1990 to January 1995) of the Oversight Committee.

           President of INVENEX (formerly known as Partnership Securities Exchange, Inc.) ("INVENEX") , a manufacturing company. INVENEX was one of the initial plaintiffs in the Moorman action discussed in
           ITEM 3. "LEGAL PROCEEDINGS - Moorman Settlement."

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)

JOSEPH S. RADOVSKY:  Age 52, member (since July 1992) of the Oversight
Committee.

           Partner with Greene, Radovsky, Maloney and Share, a law firm in San Francisco, California.

Fairness Committee. National Realty's Fairness Committee periodically reviewed certain transactions between the Partnership and its affiliates. The Partnership Agreement requires Fairness Committee approval of the interest rate to be paid on loans from the General Partner or its affiliates, the terms of any property sales to or purchases from the General Partner or its affiliates, the purchase of securities from the General Partner or its affiliates and, upon any withdrawal of the General Partner, the purchase price of the General Partner's interest in the Partnership and in the fees and other compensation to be paid under the Partnership Agreement.

The Partnership Agreement provides that the Fairness Committee shall consist of two or more natural persons, none of whom shall be affiliates (as defined in the Partnership Agreement) of the General Partner except as directors of the Managing General Partner.

The Fairness Committee consisted of two members until February 1995, when Raymond V. J. Schrag resigned. The remaining member of the Fairness Committee, Willie K. Davis, resigned in August 1995.

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

ITEM 11.   EXECUTIVE COMPENSATION

Neither National Realty nor the Operating Partnership has any employees, payroll or benefit plans and pays no salary or other cash compensation directly to any person other than (i) $50,000 per year to each member of the Oversight Committee plus $48,000 per year to an analyst engaged by the Oversight Committee, (ii) $4,000 per year to each member of the Fairness and Audit Committees and (iii) fees and expense reimbursements in accordance with the Partnership Agreement to the General Partner or its affiliates for services provided to the Partnership. See ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

SAMI has no employees, payroll or benefit plans and pays no compensation to its officers or directors.

The Moorman Settlement Agreement provides that effective May 1, 1990 the Partnership's future reimbursement of any salaries which may be paid to Messrs. Phillips and Friedman shall be limited to an aggregate of

$500,000 per year, for any such reimbursement of salaries to be deferred until such time as a Target, as defined in the Moorman Settlement Agreement, may be met and, if SAMLP resigns as General Partner during the pendency of the Moorman Settlement Plan, for the waiver of any reimbursement of salary so deferred. Accordingly, no reimbursement for the salaries of Messrs. Phillips and Friedman was charged to or paid by the Partnership in the period January 1, 1991 through December 31, 1995. Mr. Friedman resigned as a general partner of SAMLP on March 4, 1994.

Mr. Phillips may indirectly benefit from other payments made by the Partnership to certain related parties.

Mr. Reidler received $4,000 in 1995 for serving on the Partnership's Audit Committee. Messrs. Kelly, Baker and Radovsky each received $50,000 in 1995 for serving on the Oversight Committee. See ITEM 10. "GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER."





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

Performance Graph

The following performance graph compares the cumulative total unitholder return on the Partnership's units of limited partner interest with the Dow Jones Market Index ("DJ Market Index") and the Dow Jones Real Estate Index ("DJ Real Estate Index"). The comparison assumes that $100 was invested on December 31, 1990 in the Partnership's units of limited partner interest and in each of the indices and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.


                                   [GRAPH]

================================================================================================
                                    1990     1991     1992      1993      1994          1995
------------------------------------------------------------------------------------------------
  THE PARTNERSHIP                   100       141      237      299        381           473
------------------------------------------------------------------------------------------------
  DJ EQUITY MARKET INDEX            100       132      145      158        159           221
------------------------------------------------------------------------------------------------
  DJ REAL ESTATE INDEX              100       112      101      118        112           139
================================================================================================

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of National Realty's units of limited partner interest, both beneficially and of record, both individually and in the aggregate, for those persons known by National Realty to be beneficial owners of more than 5% of its units of limited partner interest, as of the close of business on March 15, 1996.

                                           Amount and Nature
    Name and Address of                      of Beneficial          Percent of
     Beneficial Owner                          Ownership             Class (1)
---------------------------           -------------------------      ---------
American Realty Trust, Inc.                    3,340,522                  52%
10670 N. Central Expressway
Suite 300
Dallas, Texas 75231

----------------------------

(1) Percentage is based upon 6,417,916 units of limited partner interest outstanding at March 15, 1996.

Security Ownership of Management. The following table sets forth the ownership of National Realty's units of limited partner interest, both beneficially and of record, both individually and in the aggregate, by SAMLP, the general partners of SAMLP, and the executive officers and directors of SAMI, as of the close of business on March 15, 1996.

                                                            Percent of
  Name of Beneficial Owner           Number of Units        Units (1)
-----------------------------     ---------------------     ----------
SAMLP, the general                     3,626,697(2)            57%
partners of SAMLP, and
the executive officers
and directors of SAMI
as a group (4 individuals)

-----------------------------

(1) Percentage is based upon 6,417,916 units of limited partner interest outstanding as of March 15, 1996.

(2) Includes 3,340,522 units owned by ART and 286,175 units owned by BCM, of which the general partners of SAMLP and the directors and executive officers of SAMI, ART and BCM may be deemed to be the beneficial owners by virtue of their positions as general partners of SAMLP and executive officers of SAMI, ART and BCM. SAMLP's general partners and the directors and executive officers of SAMI, ART and BCM disclaim beneficial ownership of such units.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

National Realty is the sole limited partner of the Operating Partnership and owns 99% of the beneficial interest in the Operating Partnership. SAMLP is the general partner of, and owner of a 1% beneficial interest in, each of National Realty and the Operating Partnership. Southmark Asset Management, Inc., a wholly-owned subsidiary of Southmark, was the managing general partner of SAMLP until January 17, 1989, when it transferred its 96% limited partnership interest to ART, a real estate investment company of which Messrs. Phillips and Friedman served as officers and directors until November 16, 1992 and December 31, 1992, respectively. As a result, Messrs. Phillips and Friedman became the sole general partners of SAMLP, and each owned 2% of the beneficial interest in SAMLP. On February 25, 1992, ART transferred a 19.2% limited partner interest in SAMLP to Southmark pursuant to a litigation settlement.

On July 18, 1989, Messrs. Phillips and Friedman each assigned .05% of their general partner interest in SAMLP to SAMI, a company of which Mr. Phillips serves as a director, Chairman of the Board and Chief Executive Officer and of which BCM is the sole shareholder. On March 4, 1994, Mr. Friedman resigned as a general partner of SAMLP. As a result, Mr. Phillips and SAMI are the general partners of SAMLP, with 1.95% and .10%, respectively, of the beneficial interest in SAMLP. Mr. Friedman's 1.95% interest in SAMLP is now a limited partner interest. SAMI was appointed Managing General Partner of SAMLP on June 18, 1990. Bruce A. Endendyk, Executive Vice President of SAMI, was Executive Vice President from January 1989 to November 1990 of Southmark and President and Chief Executive Officer of Southmark Equities Corporation from March 1988 to January 1989. Thomas A. Holland, Executive Vice President and Chief Financial Officer of SAMI, was Vice President and Controller of Southmark from December 1986 to June 1990.

Since February 1, 1990, affiliates of the General Partner have provided property management services to the Partnership. Currently, Carmel, Ltd. provides property management services for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the property-level management services to the Partnership at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) SWI, of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of Mr. Phillips' children. BCM is a company which is owned by a trust for the benefit of the children of Mr. Phillips. BCM performs certain administrative and other functions for the Partnership. See ITEM 1. "BUSINESS - Management and Operations" and ITEM 11. "EXECUTIVE COMPENSATION."

Messrs. Paulson, Endendyk and Holland serve as executive officers of BCM. Mr. Phillips served as a director until December 1989 and Chief Executive Officer until September 1, 1992, of BCM. Messrs. Paulson, Endendyk and Holland serve as executive officers of CMET, IORI, TCI and ART. BCM serves as advisor to CMET, IORI, TCI and ART.

Mr. Kelly, who serves as President of Proximity Research Corporation and who also serves as Chairman and Secretary of the Oversight Committee, has provided professional services to the Partnership.

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

The Partnership has paid and pays cost reimbursements, property management fees or other cash compensation to the General Partner and its affiliates and other related parties as described in ITEM 11. "EXECUTIVE COMPENSATION" and ITEM 1. "BUSINESS - Management and Operations." BCM, an affiliate of the General Partner, performs certain administrative functions for the Partnership on a cost reimbursement basis. The Fairness Committee has approved the formula for computing the Partnership's proportionate share of certain of BCM's reimbursable costs. GCMI performs administrative functions, similar to those performed for the Partnership by BCM, for GCLP on a cost reimbursement basis. Since February 1, 1990, affiliates of the General Partner have provided property management services to the Partnership. Currently, Carmel, Ltd., provides such property management services. Carmel, Ltd. subcontracts with other entities for the property-level management services to the Partnership. Carmel, Ltd. subcontracts the property-level management and leasing of twelve of the Partnership's commercial properties to Carmel Realty, which is a company owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd. Carmel, Ltd. does not perform property management services to the properties of GCLP. Carmel, Ltd. and Carmel Realty also perform similar services for ART, CMET, IORI and TCI. See NOTE 11. "GENERAL PARTNER FEES AND COMPENSATION" included in Notes to Consolidated Financial Statements at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA," for a summary of fees paid and costs reimbursed by the Partnership.

The Partnership's Fairness Committee periodically reviewed certain transactions between the Partnership and its affiliates. See ITEM 1. "BUSINESS - Management and Operations." The Fairness Committee approved the terms of the Partnership's contracts and terms for services and reimbursements with affiliates. Messrs. Schrag and Davis, the members of the Fairness Committee, resigned from the committee in February and August 1995, respectively.

The Partnership's Oversight Committee must approve certain types of transactions between the Partnership and SAMLP or its affiliates, as defined in the Moorman Settlement Agreement. See ITEM 3. "LEGAL PROCEEDINGS - Moorman Settlement."

Indebtedness of Management

In return for its 1% interest in National Realty, the General Partner was required to make aggregate capital contributions to National Realty in an amount equal to 1.01% of the total initial capital contributions to the Partnership. The General Partner contributed $500,000 cash with the remaining portion evidenced by a promissory note in the principal amount of $4.2 million, bearing interest at the rate of 10% per annum compounded semi-annually and payable on the earlier of September 18, 2007, liquidation of the Partnership or a termination of the General Partner's interest in the Partnership. As of December 31, 1995, no payments had been received on such note. At December 31, 1995, accrued and unpaid interest on the note totaled $5.2 million.

                         _____________________________


                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
           FORM 8-K

(a)        The following documents are filed as part of this Report:

1.         Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets -
           December 31, 1995 and 1994

Consolidated Statements of Operations -
           Years Ended December 31, 1995, 1994 and 1993

Consolidated Statements of Changes in Partners' Equity (Deficit) -
           Years Ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows -
           Years Ended December 31, 1995, 1994 and 1993

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


3.         Exhibits

The following documents are filed as Exhibits to this Report:


Exhibit
Number                              Description
-------    ---------------------------------------------------------------------

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

11.0       Computation of Earnings Per Unit, filed herewith.

21.0       Subsidiaries of the Registrant, filed herewith.

27.0       Financial Data Schedule, filed herewith.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


Exhibit
Number                              Description
-------    ---------------------------------------------------------------------

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

99.3 Amended and Restated Implementation Agreement, dated February 20, 1996, among National Realty, L.P., Syntek Asset Management, L.P., National Realty, L.P. Oversight Committee and William H. Elliott (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K, dated February 27, 1996).


(b)        Reports on Form 8-K

           A Current Report on Form 8-K, dated February 27, 1996, was filed with respect to Item 5, "Other Events", which reports the execution of the Amended and Restated Implementation Agreement.

                             NATIONAL REALTY, L.P.
                                 Signature Page

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NATIONAL REALTY, L.P.

                                        By its General Partner:

                                        SYNTEK ASSET MANAGEMENT, L.P.

                                        By its General Partners:

                                        SYNTEK ASSET MANAGEMENT, INC.




                                        By:   /s/ Randall M. Paulson
                                           ---------------------------------
                                           Randall M. Paulson
                                           President





                                              /s/ Gene E. Phillips
                                           ---------------------------------
                                           Gene E. Phillips


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

           Signature                                        Title                                               Date
           ---------                                        -----                                               ----
SYNTEK ASSET MANAGEMENT, INC.                      Managing General Partner

By:      /s/ Randall M. Paulson                                                                            March 26, 1996
   ---------------------------------
           Randall M. Paulson
           President


         /s/ Gene E. Phillips                      General Partner of                                      March 26, 1996
------------------------------------               Syntek Asset Management, L.P.
           Gene E. Phillips                        and Director of Syntek Asset
                                                   Management, Inc.


                             NATIONAL REALTY, L.P.

                                  EXHIBITS TO
                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 1995





Exhibit
Number                            Description                         Page
-------                        -----------------                     ------
11.0              Computation of Earnings Per Unit.                   88


21.0              Subsidiaries of the Registrant.                     89


27.0              Financial Data Schedule                             90