Form 10-Q
period 1996-03-31
NATIONAL REALTY L P
filed 1996-05-14
CIK 819671

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED MARCH 31, 1996



                         Commission File Number 1-9648



                             NATIONAL REALTY, L.P.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



            Delaware                                             75-2163175
- --------------------------------                            -------------------
 (State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)



   10670 North Central Expressway, Suite 300, Dallas, Texas          75231
- --------------------------------------------------------------------------------
         (Address of Principal Executive Office)                   (Zip Code)


                               (214) 692-4700
                      ---------------------------------
                       (Registrant's Telephone Number,
                            Including Area Code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No      .
                                               -----     -----


  Units of Limited Partner Interest                   6,417,916
  ---------------------------------       ---------------------------------
             (Class)                       (Outstanding at April 26, 1996)

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements have not been examined by independent certified public accountants, but in the opinion of the management of National Realty, L.P., all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position and consolidated cash flows at the dates and for the periods indicated, have been included.


                             NATIONAL REALTY, L.P.
                          CONSOLIDATED BALANCE SHEETS


                                                      March 31,    December 31,
                                                         1996          1995
                                                    -------------  ------------
                                                        (dollars in thousands)
                   Assets
                   ------

Real estate held for investment
 Land............................................   $    51,342    $    51,342
 Buildings and improvements......................       391,708        391,097
                                                    -----------    -----------
                                                        443,050        442,439

 Less - accumulated depreciation.................      (215,467)      (212,957)
                                                    -----------    -----------
                                                        227,583        229,482

Notes and interest receivable, net of deferred
 gains of $15,787 in 1996 and 1995...............        12,171         12,156
 Less - allowance for estimated losses...........        (1,910)        (1,910)
                                                    -----------    -----------
                                                         10,261         10,246

Cash and cash equivalents........................        12,022         20,699
Accounts receivable..............................         1,154          1,220
Prepaid expenses.................................         1,187          1,253
Escrow deposits and other assets (including $283
 in 1996 from affiliates)........................        14,651         14,930
Marketable equity securities of affiliate, at
 market..........................................           917            722
Deferred financing costs.........................        13,891         14,378
                                                    -----------    -----------
                                                    $   281,666    $   292,930
                                                    ===========    ===========





 The accompanying notes are an integral part of these Consolidated Financial
                                 Statements.

                             NATIONAL REALTY, L.P.
                    CONSOLIDATED BALANCE SHEETS - Continued





                                                       March 31,   December 31,
                                                         1996          1995
                                                      -----------  ------------
                                                        (dollars in thousands)

    Liabilities and Partners' Equity (Deficit)
    ------------------------------------------

Liabilities
 Notes and interest payable......................     $  325,514    $  326,500
 Pension notes and related interest payable......         12,383        12,034
 Accrued property taxes..........................          5,081         6,792
 Accounts payable and other liabilities
    (including $276 in 1995 to affiliates).......          4,920        11,966
 Tenant security deposits........................          2,915         2,908
                                                      ----------    ----------
                                                         350,813       360,200

Commitments and contingencies

Redeemable General Partner Interest..............         31,997        31,997

Partners' equity (deficit)
 General Partner.................................          2,647         2,656
 Limited Partners (6,417,916 units in 1996 and
    6,417,981 units in 1995).....................        (68,267)      (66,204)
 Unrealized gain on marketable equity securities.            648           453
                                                      ----------    ----------
                                                         (64,972)      (63,095)

 Less - Redeemable General Partner Interest......        (36,172)      (36,172)
                                                      ----------    ----------

                                                        (101,144)      (99,267)
                                                      ----------    ----------

                                                      $  281,666    $  292,930
                                                      ==========    ==========





  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                            NATIONAL REALTY, L.P.
                    CONSOLIDATED STATEMENTS OF OPERATIONS





                                                           For the Three Months
                                                              Ended March 31,
                                                      ------------------------------
                                                           1996               1995
                                                      -------------       -----------
                                                          (dollars in thousands,
                                                            except per unit)
Revenues
 Rents.............................................   $      27,014     $     26,248
 Interest..........................................             746              665
                                                      -------------     ------------

                                                             27,760           26,913

Expenses
 Interest..........................................           8,427            8,515
 Depreciation & amortization.......................           2,510            2,560
 Property taxes & insurance........................           3,093            2,983
 Utilities.........................................           2,970            2,950
 Property-level payroll costs......................           1,670            1,708
 Repairs and maintenance...........................           5,492            5,360
 Other operating expenses..........................           1,098            1,168
 Property management fees..........................           1,155            1,130
 General and administrative........................           1,813            1,743
                                                      -------------     ------------

                                                             28,228           28,117
                                                      -------------     ------------


Net (loss)........................................... $        (468)    $     (1,204)
                                                      =============     ============


Earnings per unit
 Net (loss).........................................  $        (.07)    $       (.18)
                                                      =============     ============


Weighted average units of limited partner interest
 used in computing earnings per unit...............       6,417,943        6,418,212
                                                      =============     ============





  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             NATIONAL REALTY, L.P.
             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996




                                                                 Unrealized
                                                                  Gain On       Redeemable
                                                                 Marketable     General        Partners'
                                       General      Limited       Equity        Partner        Equity
                                       Partner      Partners     Securities     Interest      (Deficit)
                                      ---------    ----------   ------------    ----------    ----------
                                                             (dollars in thousands)
Balance, January 1, 1996.........    $   2,656    $  (66,204)    $     453      $  (36,172)   $  (99,267)


Distributions ($.25 per unit)....          -          (1,604)          -               -          (1,604)

Unrealized gain on marketable
 equity securities of affiliate.           -             -             195             -             195

Net (loss).......................           (9)         (459)          -               -            (468)
                                     ---------    ----------      --------      ----------   -----------


Balance, March 31, 1996..........    $   2,647    $  (68,267)     $    648      $  (36,172)   $ (101,144)
                                     =========    ==========      ========      ==========    ==========





  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Three Months
                                                           Ended March 31,
                                                   ----------------------------
                                                        1996            1995
                                                   ------------    ------------
                                                      (dollars in thousands)
Cash Flows From Operating Activities
 Rents collected................................   $    27,087     $    26,040
 Interest collected.............................           732             645
 Interest paid..................................        (7,407)         (7,644)
 Payments for property operations...............       (16,338)        (16,627)
 General and administrative expenses paid.......        (1,922)         (1,678)
                                                   -----------     -----------
    Net cash provided by operating activities...         2,152             736

Cash Flows From Investing Activities
 Acquisition of real estate.....................           -              (463)
 Real estate improvements.......................          (611)           (393)
 Collections on notes receivable................           -                 5
                                                   -----------     -----------
    Net cash (used in) investing activities.....          (611)           (851)

Cash Flows From Financing Activities
 Borrowings from financial institutions.........         2,400             -
 Payments from (to) affiliates, net.............          (559)          1,470
 Payments of mortgage notes payable.............        (3,526)         (1,150)
 Deferred financing costs                                  (44)            -
 Distributions to unitholders...................        (8,489)           (428)
                                                   -----------     -----------
    Net cash (used in) financing activities.....       (10,218)           (108)
                                                   -----------     -----------

    Net (decrease) in cash and cash
    equivalents.................................        (8,677)           (223)

Cash and cash equivalents at beginning of period        20,699           3,748
                                                   -----------     -----------
Cash and cash equivalents at end of period......   $    12,022     $     3,525
                                                   ===========     ===========

Reconciliation of net (loss) to net cash
 provided by operating activities
Net (loss)......................................   $      (468)    $    (1,204)
 Adjustments to reconcile net (loss) to net
    cash provided by operating activities
 Depreciation and amortization..................         3,041           3,139
 (Increase) Decrease in other assets............          (694)            692
 (Increase) in interest receivable..............            (3)             (9)
 Increase in interest payable...................            75             279
 Increase (decrease) in other liabilities.......           201          (2,161)
                                                   -----------     -----------
    Net cash provided by operating activities...   $     2,152     $       736
                                                   ===========     ===========
 Schedule of noncash financing activities

 Unrealized gain on marketable equity securities
    of affiliate................................   $       195     $         6

 Note payable from acquisition of real estate...           -             1,200



  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             NATIONAL REALTY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements of National Realty, L.P. and consolidated entities (the "Partnership") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

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

NOTE 3.  NOTES PAYABLE

In March 1996, the Partnership refinanced the mortgage debt secured by the Whispering Pines Apartments in Canoga Park, California in the amount of $2.4 million. The Partnership received net cash of $37,000 after the payoff of $2.3 million in existing mortgage debt, which matured in December 1995. The new mortgage bears interest at the rate of 7.5% per annum, requires monthly payments of principal and interest of $19,000 and matures in April 2001.

NOTE 4.  WARRANTS

Pursuant to a litigation settlement agreement, on February 14, 1992, the Partnership issued warrants to purchase an aggregate of 2,019,579 of its units of limited partner interest subject to adjustment. Each warrant entitles the holder thereof to purchase three quarters of one unit

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  WARRANTS (Continued)

at the exercise price ($12.00 per warrant), equal to $16.00 per unit, subject to adjustment. The warrants may be exercised for five years from the February 14, 1992 date of issuance or until earlier redemption. See NOTE 6. "LEGAL PROCEEDINGS - Moorman Settlement."

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

The withdrawal of the General Partner would require the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. Under the Moorman Settlement Agreement, payment for such Redeemable General Partner Interest, fees and other compensation may, at the Oversight Committee's option, be paid over a three year period pursuant to a secured promissory note bearing interest at the prime rate and containing commercially reasonable terms and collateral. Under the Moorman Settlement Plan, the purchase price for Redeemable General Partner Interest would be calculated, as of the time SAMLP withdraws as General Partner under the Partnership's governing documents. The Managing General Partner has calculated the Redeemable General Partner Interest at December 31, 1995 to be $36.2 million, and believes there has been no material change in such value since such date. The Partnership would be entitled to offset against any such payment the then outstanding principal balance ($4.2 million at March 31, 1996) plus all accrued but unpaid interest ($5.4 million at March 31, 1996) on the note receivable from SAMLP for its capital contribution to the Partnership. In the accompanying Consolidated Financial Statements, the Redeemable General Partner Interest is shown as a reduction of Partners' Equity. The note receivable from the General Partner has been offset against the Redeemable General Partner Interest. The Oversight Committee previously has informed the Partnership that it calculated the amount of such Redeemable General Partner Interest to be less than the amount calculated by the Managing General Partner. When SAMLP withdraws as General Partner of the Partnership, the value of the Redeemable General Partner Interest would depend on the fair value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

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

Upon approval by the unitholders, SAMLP shall resign as General Partner and the successor general partner shall take office. If the required approvals are obtained, National Realty anticipates that the successor general partner may be elected and take office during the fourth quarter of 1996.

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

Liquidity and Capital Resources

Cash and cash equivalents aggregated $12.0 million at March 31, 1996 compared to $20.7 million at December 31, 1995. The principal reasons for this decrease in cash are discussed in the paragraphs below.

The Managing General Partner of the Partnership's General Partner has discretion in determining methods of obtaining funds for the Partnership's operations. The Partnership's governing documents place no limitation on the amount of leverage that the Partnership may incur either in the aggregate or with respect to any particular property or other investment. At March 31, 1996, the aggregate loan-to-value ratio of the Partnership's real estate portfolio was 47.1%, computed on the basis of the ratio of total property-related debt to aggregate appraised values as of December 31, 1995, as compared with a loan-to-value ratio of 47.3% at December 31, 1995.

The Partnership's principal sources of cash flow have been and will continue to be from property operations and externally generated funds. Externally generated funds include borrowings, proceeds from the sale of Partnership properties and other assets and proceeds from the issuance of debt secured by Partnership properties or mortgage notes receivable. The Partnership expects that its cash on hand, cash flow from property operations together with externally generated funds will be sufficient to meet the Partnership's various cash needs in 1996, including but not limited to the payment of distributions, debt service obligations coming due and property maintenance and improvements, as more fully discussed in the paragraphs below.

In November 1992, in conjunction with the transfer of the net assets of 52 apartment complexes and a wraparound note receivable to GCLP, such

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

assets were refinanced under a $223 million blanket mortgage loan. The blanket mortgage loan requires that cash flow from the GCLP properties be used to fund various escrow and reserve accounts and limits the payment of distributions to the Partnership. During the first quarter of 1996, the Partnership received distributions from GCLP totaling $550,000, compared to distributions totaling $712,000 received during the first quarter of 1995.

In March 1996, the Partnership announced an increase in its regular quarterly distribution from $.07 per unit to $.10 per unit. The Partnership also announced a special distribution of $.15 per unit. On March 31, 1996, the Partnership paid such distributions, totaling $.25 per unit, or $1.6 million, to unitholders of record on March 15, 1996.

On January 2, 1996, the Partnership paid a total of $6.8 million in distributions that had been declared in 1995.

In May 1996, the Partnership announced an offer to buy back its units of limited partner interest from unitholders owning 99 or fewer units. The Partnership will pay a premium of $.50 per unit over the average closing price of its units as reported from May 10, 1996 through June 28, 1996, the expiration date of the offer.

The Partnership's net cash flow from property operations (rents collected less payments for property operating expenses) increased from $9.4 million for the three months ended March 31, 1995 to $10.7 million for the three months ended March 31, 1996. This increase is primarily due to an increase in rental and occupancy rates at the Partnership's apartment complexes and commercial properties, partially offset by a decrease of $400,000 due to the sale of the Vineyards and Harbour Pointe Apartments in December 1995.

As discussed in NOTE 6. "LEGAL PROCEEDINGS," the Moorman litigation settlement agreement (the "Moorman Settlement Agreement") sets forth certain aggressive, annually increasing targets relating to the price of the Partnership's units of limited partner interest which were not met, resulting in, among other things, the required withdrawal of the General Partner upon election of a successor and the resulting required purchase of the Redeemable General Partner Interest, as defined below.

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

Liquidity and Capital Resources (Continued)

years pursuant to a secured promissory note bearing interest at a financial institution's prime rate. The Managing General Partner has calculated the fair value of the Redeemable General Partner Interest at December 31, 1995 to be $36.2 million, and believes that there has been no material change in such value since that date. The Partnership would be entitled to offset against such payment the then outstanding principal balance of the note receivable ($4.2 million at March 31, 1996) plus all accrued and unpaid interest ($5.4 million at March 31, 1996) on the note receivable from the General Partner representing its capital contribution to the Partnership. When Syntek Asset Management, L.P. ("SAMLP") withdraws as General Partner of the Partnership, the fair value of the Redeemable General Partner Interest would depend on the value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

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

Upon approval by the unitholders, SAMLP shall resign as General Partner and the successor general partner shall take office. If the required approvals are obtained, National Realty anticipates that the successor general partner may be elected and take office during the fourth quarter of 1996.

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

Results of Operations

The Partnership reported a net loss of $468,000 for the three months ended March 31, 1996 as compared to a net loss of $1.2 million for the three months ended March 31, 1995. The primary factors contributing to the Partnership's improvement in operating results are discussed in the following paragraphs.

Net rental income for the Partnership (rents less property operating expenses) for the three months ended March 31, 1996 was $11.5 million, compared to $10.9 million for the three months ended March 31, 1995. A decrease in net rental income of $404,000 due to the sale of the Vineyards and Harbour Pointe Apartments in December 1995 was more than offset by increased rental and occupancy rates at the Partnership's other apartment complexes and commercial properties.

Interest income increased from $665,000 for the three months ended March 31, 1995 to $746,000 for the three months ended March 31, 1996. This increase is primarily attributable to an increase in interest earned on the GCLP credit enhancement escrow account.

Interest expense decreased slightly from $8.5 million for the three months ended March 31, 1995 to $8.4 million for the three months ended March 31, 1996. Of this decrease, $277,000 is attributable to the sale of the Vineyards and Harbour Pointe Apartments in December 1995 and an additional $125,000 is attributable to a decrease in the London Interbank Offering Rate interest rate on the variable portion of the GCLP mortgage. These decreases are partially offset by increases in interest expense due to mortgage debt which was refinanced in 1995 and the first quarter of 1996.

General and administrative expenses increased from $1.7 million for the three months ended March 31, 1995 to $1.8 million for the three months ended March 31, 1996. This increase is primarily due to an increase in legal fees related to the Moorman litigation.

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

SFAS No. 121 further requires that long-lived assets held for sale "...be reported at the lower of carrying amount or fair value less cost to sell." If a reduction in a held for sale asset's carrying amount to fair value less cost to sell is required, a provision for loss shall be recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale asset's fair value less cost to sell shall be recorded as an adjustment to the asset's carrying amount, but not in excess of the asset's carrying amount when originally classified as held for sale. A corresponding charge or credit to earnings is to be recognized. Long-lived assets held for sale are not to be depreciated. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. The Partnership adopted SFAS No. 121 effective January 1, 1996.

The adoption of SFAS No. 121 had no effect on the Partnership's depreciation or reported net loss for the three months ended March 31, 1996.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

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


                                       NATIONAL REALTY, L.P.

                                       By its General Partner:

                                       SYNTEK ASSET MANAGEMENT, L.P.

                                       By its Managing General Partner:

                                       SYNTEK ASSET MANAGEMENT, INC.





Date:       May 14, 1996               By:  /s/ Randall M. Paulson
     -------------------------            -----------------------------------
                                          Randall M. Paulson
                                          President





Date:       May 14, 1996               By:  /s/ Thomas A. Holland
     --------------------------           -----------------------------------
                                          Thomas A. Holland
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                           Accounting Officer)

                             NATIONAL REALTY, L.P.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                      For the Quarter ended March 31, 1996





Exhibit                                                               Page
Number                         Description                           Number
- -------     ---------------------------------------------------      ------
  11.0      Computation of Earnings Per Unit                           21

  27.0      Financial Data Schedule                                    22