Form 10-Q
period 1996-06-30
NATIONAL REALTY L P
filed 1996-08-12
CIK 819671

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED JUNE 30, 1996
                                                          -------------

                         Commission File Number 1-9648
                                                ------


                            NATIONAL REALTY, L.P.
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)



               Delaware                                75-2163175
   --------------------------------               -------------------
    (State or Other Jurisdiction of                (I.R.S. Employer
    Incorporation or Organization)                Identification No.)



10670 North Central Expressway, Suite 300, Dallas, Texas        75231
- ---------------------------------------------------------    -------------
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
                                               ---      ---


Units of Limited Partner Interest                6,340,415
- ---------------------------------     ---------------------------------
         (Class)                       (Outstanding at July 26, 1996)

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



                             NATIONAL REALTY, L.P.
                          CONSOLIDATED BALANCE SHEETS


                                                                                 June 30,          December 31,
                                                                                  1996                 1995
                                                                             --------------       --------------
                                                                                     (dollars in thousands)
                   Assets
                   ------

Real estate held for investment
 Land....................................................................    $       50,208       $       51,342
 Buildings and improvements..............................................           394,119              391,097
                                                                             --------------       --------------
                                                                                    444,327              442,439

 Less - accumulated depreciation.........................................          (217,997)            (212,957)
                                                                             --------------       --------------
                                                                                    226,330              229,482

Notes and interest receivable, net of deferred
 gains of $15,787 in 1996 and 1995.......................................            13,640               12,156
 Less - allowance for estimated losses...................................            (1,910)              (1,910)
                                                                             --------------       --------------
                                                                                     11,730               10,246

Cash and cash equivalents................................................             4,886               20,699
Accounts receivable (including $4,000 in 1996
 from affiliates)........................................................            5,181                1,220
Prepaid expenses (including $174 in 1996 to
 affiliates).............................................................             1,186                1,253
Escrow deposits and other assets.........................................            16,145               14,930
Marketable equity securities of affiliate, at
 market..................................................................               942                  722
Deferred financing costs.................................................            13,363               14,378
                                                                             --------------       --------------

                                                                             $      279,763       $      292,930
                                                                             ==============       ==============





              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                            NATIONAL REALTY, L.P.
                   CONSOLIDATED BALANCE SHEETS - Continued





                                                                                 June 30,          December 31,
                                                                                  1996                 1995
                                                                             --------------       --------------
                                                                                   (dollars in thousands)
    Liabilities and Partners' Equity (Deficit)
    ------------------------------------------

Liabilities
 Notes and interest payable......................                            $      324,458       $      326,500
 Pension notes and related interest payable......                                    12,732               12,034
 Accrued property taxes..........................                                     5,853                6,792
 Accounts payable and other liabilities
    (including $276 in 1995 to affiliates)........                                    4,810               11,966
 Tenant security deposits........................                                     3,015                2,908
                                                                             --------------       --------------
                                                                                    350,868              360,200

Commitments and contingencies

Redeemable General Partner Interest...............                                   31,997               31,997

Partners' equity (deficit)
 General Partner.................................                                     2,639                2,656
 Limited Partners (6,417,683 units in 1996 and
    6,417,981 units in 1995)......................                                  (70,242)             (66,204)
 Unrealized gain on marketable equity securities.                                       673                  453
                                                                             --------------       --------------
                                                                                    (66,930)             (63,095)

 Less - Redeemable General Partner Interest......                                   (36,172)             (36,172)
                                                                             --------------       --------------

                                                                                   (103,102)             (99,267)
                                                                             --------------       --------------

                                                                             $      279,763       $      292,930
                                                                             ==============       ==============





              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                            NATIONAL REALTY, L.P.
                    CONSOLIDATED STATEMENTS OF OPERATIONS





                                               For the Three Months                      For the Six Months
                                                    Ended June 30,                         Ended June 30,
                                          ----------------------------------      ---------------------------------
                                               1996                1995                1996               1995
                                          --------------      --------------      ---------------     -------------
                                                             (dollars in thousands, except per unit)
Revenues
 Rents.................................   $       27,171      $       26,856      $        54,185     $      53,104
 Interest..............................              764                 686                1,510             1,351
                                          --------------      --------------      ---------------     -------------

                                                  27,935              27,542               55,695            54,455

Expenses
 Interest..............................            8,433               8,646               16,860            17,161
 Depreciation & amortization...........            2,530               2,526                5,040             5,086
 Property taxes & insurance............            3,082               3,005                6,175             5,988
 Utilities.............................            2,833               2,712                5,803             5,662
 Property-level payroll costs..........            1,448               1,540                3,118             3,248
 Repairs and maintenance...............            6,578               6,677               12,070            12,037
 Other operating expenses..............              972               1,078                2,070             2,246
 Property management fees..............            1,172               1,149                2,327             2,279
 General and administrative............            1,265               1,586                3,078             3,329
                                          --------------      --------------      ---------------     -------------

                                                  28,313              28,919               56,541            57,036
                                          --------------      --------------      ---------------     -------------


Net (loss).............................  $          (378)     $       (1,377)     $          (846)    $      (2,581)
                                          ==============      ==============      ===============     =============


Earnings per unit

 Net (loss)............................   $         (.06)     $         (.22)      $         (.14)    $        (.40)
                                          ==============      ==============       ==============     =============



Weighted average units of
 limited partner interest
 used in computing earnings
 per unit..............................        6,417,832           6,418,140            6,417,832         6,418,176
                                          ==============      ==============       ==============     =============





              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996


                                                                            Unrealized
                                                                             Gain On            Redeemable
                                                                            Marketable           General           Partners'
                                         General           Limited           Equity              Partner           Equity
                                         Partner           Partners         Securities           Interest         (Deficit)
                                     -------------      -------------      -------------      -------------     -------------
                                                                      (dollars in thousands)
Balance, January 1, 1996.........    $       2,656      $     (66,204)     $         453      $     (36,172)    $     (99,267)


Distributions ($.50 per unit)....              -               (3,209)               -                  -              (3,209)

Unrealized gain on marketable
 equity securities of affiliate.               -                  -                  220                -                 220

Net (loss).......................              (17)              (829)               -                  -                (846)
                                     -------------      -------------      -------------      -------------     -------------

Balance, June 30, 1996...........    $       2,639      $     (70,242)     $         673      $     (36,172)    $    (103,102)
                                     =============      =============      =============      =============     =============



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Six Months
                                                                                        Ended June 30,
                                                                             -----------------------------------
                                                                                   1996                 1995
                                                                             --------------        -------------
                                                                                    (dollars in thousands)
Cash Flows From Operating Activities
 Rents collected.................................                            $       54,401       $       53,262
 Interest collected..............................                                     1,432                1,240
 Interest paid...................................                                   (15,869)             (15,273)
 Payments for property operations................                                   (33,369)             (33,694)
 General and administrative expenses paid........                                    (2,999)              (3,286)
                                                                             --------------       --------------
    Net cash provided by operating activities.....                                    3,598                2,249

Cash Flows From Investing Activities
 Acquisition of real estate......................                                       -                   (463)
 Real estate improvements........................                                    (1,888)              (1,228)
 Collections on notes receivable.................                                       -                     10
 Funding of note receivable......................                                    (1,485)                 -
                                                                             --------------       --------------
    Net cash (used in) investing activities.......                                   (3,373)              (1,681)

Cash Flows From Financing Activities
 Proceeds from notes payable.....................                                     2,400                7,957
 Payoffs on notes payable........................                                    (2,331)
 Advances from (repayments to affiliates, net....                                    (4,277)               1,343
 Payments on notes payable.......................                                    (2,405)              (8,854)
 Deferred financing costs........................                                       (70)                (175)
 Distributions to unitholders....................                                    (9,355)                (855)
                                                                             --------------       --------------
    Net cash (used in) financing activities.......                                  (16,038)                (584)
                                                                             --------------       --------------

    Net (decrease) in cash and cash equivalents...                                  (15,813)                 (16)

Cash and cash equivalents at beginning of period..                                   20,699                3,748
                                                                             --------------       --------------
Cash and cash equivalents at end of period........                           $        4,886       $        3,732
                                                                             ==============       ==============

Reconciliation of net (loss) to net cash
 provided by operating activities
Net (loss)........................................                           $         (846)      $       (2,581)
 Adjustments to reconcile net (loss) to net
    cash provided by operating activities
 Depreciation and amortization...................                                     5,040                5,063
 Decrease in other assets........................                                       807                  953
 (Increase) in interest receivable...............                                       (25)                 (19)
 Increase in interest payable....................                                       163                  681
 (Decrease) in other liabilities.................                                    (1,541)              (1,848)
                                                                             --------------       --------------
    Net cash provided by operating activities.....                           $        3,598       $        2,249
                                                                             ==============       ==============

Schedule of noncash financing activities
 Unrealized gain on marketable equity securities
    of affiliate..................................                           $          220       $            6

 Note payable from acquisition of real estate....                                       -                  1,200


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements of National Realty, L.P. and consolidated entities (the "Partnership") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

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

NOTE 3.  NOTES RECEIVABLE

In June 1996, the Partnership funded a $1.5 million to JNC Enterprises, Ltd. The loan is secured by a first lien on 100 acres of land in Denton, Texas and by a second lien on 182 acres of land in McKinney, Texas. The loan bears interest at 16.0% per annum and matures December 10, 1996. All principal and interest is due at maturity.

NOTE 4.  NOTES PAYABLE

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

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.  WARRANTS

Pursuant to a litigation settlement agreement, on February 14, 1992, the Partnership issued warrants to purchase an aggregate of 2,019,579 of its units of limited partner interest subject to adjustment. Each warrant entitles the holder thereof to purchase three quarters of one unit at the exercise price ($12.00 per warrant), equal to $16.00 per unit, subject to adjustment. The warrants may be exercised for five years from the February 14, 1992 date of issuance or until earlier redemption. See NOTE 7. "LEGAL PROCEEDINGS - Moorman Settlement."

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

The withdrawal of the General Partner would require the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. Under the Moorman Settlement Agreement, payment for such Redeemable General Partner Interest, fees and other compensation may, at the Oversight Committee's option, be paid over a three year period pursuant to a secured promissory note bearing interest at the prime rate and containing commercially reasonable terms and collateral. Under the Moorman Settlement Plan, the purchase price for Redeemable General Partner Interest would be calculated, as of the time SAMLP withdraws as General Partner under the Partnership's governing documents. The Managing General Partner has calculated the Redeemable General Partner Interest at December 31, 1995 to be $36.2 million, and believes there has been no material change in such value since such date. The Partnership would be entitled to offset against any such payment the then outstanding principal balance ($4.2 million at June 30, 1996) plus all accrued but unpaid interest ($5.7 million at June 30, 1996) on the note receivable from SAMLP for its capital contribution to the Partnership. In the accompanying Consolidated Financial Statements, the Redeemable General Partner Interest is shown as a reduction of Partners' Equity. The note receivable from the General Partner has been offset against the Redeemable General Partner Interest. The Oversight Committee previously has informed the Partnership that it calculated the amount of such Redeemable General Partner Interest to be less than the amount calculated by the Managing General Partner. When SAMLP withdraws as General Partner of the Partnership, the value of the Redeemable General Partner Interest would depend on the fair value of the Partnership's assets at the time of calculation and there can be no assurance that the

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 7.  LEGAL PROCEEDINGS (Continued)

Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

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

                           __________________________


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

Liquidity and Capital Resources

Cash and cash equivalents aggregated $4.9 million at June 30, 1996 compared to $20.7 million at December 31, 1995. The principal reasons for this decrease in cash are discussed in the paragraphs below.

The Managing General Partner of the Partnership's General Partner has discretion in determining methods of obtaining funds for the Partnership's operations. The Partnership's governing documents place no limitation on the amount of leverage that the Partnership may incur either in the aggregate or with respect to any particular property or other investment. At June 30, 1996, the aggregate loan-to-value ratio of the Partnership's real estate portfolio was 47.2%, computed on the basis of the ratio of total property-related debt to aggregate appraised values as of December 31, 1995, as compared with a loan-to-value ratio of 47.3% at December 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)

Liquidity and Capital Resources (Continued)

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

In November 1992, in conjunction with the transfer of the net assets of 52 apartment complexes and a wraparound note receivable to GCLP, such assets were refinanced under a $223 million blanket mortgage loan. The blanket mortgage loan requires that cash flow from the GCLP properties be used to fund various escrow and reserve accounts and limits the payment of distributions to the Partnership. During the three and six months ended June 30, 1996, the Partnership received distributions from GCLP totaling $250,000 and $800,000, compared to distributions totaling $625,000 and $1.3 million received during the three and six months ended June 30, 1995.

On January 2, 1996, the Partnership paid a total of $6.8 million in distributions that had been declared in 1995. In the first six months of 1996, the Partnership declared and paid quarterly and special distributions aggregating $0.50 per unit, or a total of $3.2 million.

In May 1996, the Partnership announced an offer to buy back its units of limited partner interest from unitholders owning 99 or fewer units. The Partnership paid a premium of $.50 per unit over the average closing price of its units as reported from May 10, 1996 through June 28, 1996, the expiration date of the offer. On July 12, 1996, the Partnership repurchased 77,725 units at a total cost of $841,000. The Partnership extended this repurchase offer through August 5, 1996.

The Partnership's net cash flow from property operations (rents collected less payments for property operating expenses) increased from $10.2 million and $19.6 million for the three and six months ended June 1995 to $10.3 million and $21.0 million for the three and six months ended June 1996. These increases are primarily due to an increase in rental and occupancy rates at the Partnership's apartment complexes and commercial properties, partially offset by a decrease of $400,000 and $800,000 due to the sale of the Vineyards and Harbour Pointe Apartments in December 1995.

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

The withdrawal of the General Partner requires the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. The Moorman Settlement Agreement provides that any payment for such Redeemable General Partner Interest, fees and other compensation during the pendency of the Moorman Settlement Agreement may, at the option of the Oversight Committee (also established under the Moorman Settlement Agreement), be made over three years pursuant to a secured promissory note bearing interest at a financial institution's prime rate. The Managing General Partner has calculated the fair value of the Redeemable General Partner Interest at December 31, 1995 to be $36.2 million, and believes that there has been no material change in such value since that date. The Partnership would be entitled to offset against such payment the then outstanding principal balance of the note receivable ($4.2 million at June 30, 1996) plus all accrued and unpaid interest ($5.7 million at June 30, 1996) on the note receivable from the General Partner representing its capital contribution to the Partnership. When Syntek Asset Management, L.P. ("SAMLP") withdraws as General Partner of the Partnership, the fair value of the Redeemable General Partner Interest would depend on the value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

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

Results of Operations

The Partnership reported a net loss of $378,000 and $846,000 for the three and six months ended June 30, 1996 as compared to a net loss of $1.4 million and $2.6 million for the three and six months ended June 30, 1995. The primary factors effecting the Partnership's operating results are discussed in the following paragraphs.

Net rental income for the Partnership (rents less property operating expenses) increased to $11.1 million and $22.6 million for the three and six months ended June 30, 1996 from $10.6 million and $21.6 million for the three and six months ended June 30, 1995. These increases are primarily due to increased rental rates at the Partnership's apartment properties.

Interest income increased from $686,000 and $1.4 million for the three and six months ended June 30, 1995 to $764,000 and $1.5 million for the three and six months ended June 30, 1996. This increase is primarily attributable to an increase in interest earned on a credit enhancement escrow account.

Interest expense decreased from $8.7 million and $17.2 million for the three and six months ended June 30, 1995 to $8.4 million and $16.9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

million for the three and six months ended June 30, 1996. This decrease is due primarily to the sale of two apartment properties in 1996.

General and administrative expenses decreased from $1.6 million and $3.3 million for the three and six months ended June 30, 1995 to $1.3 million and $3.1 million for the three months ended June 30, 1996. This decrease is primarily due to a decrease in advisor cost reimbursements.

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

The adoption of SFAS No. 121 had no effect on the Partnership's depreciation or reported net loss for the six months ended June 30, 1996.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                         PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

See NOTE 7. "LEGAL PROCEEDINGS - Moorman Settlement," of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in PART I for information relating to legal proceedings.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:


Exhibit
Number                            Description
- -------                           -----------
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


                                        NATIONAL REALTY, L.P.

                                        By its General Partner:

                                        SYNTEK ASSET MANAGEMENT, L.P.

                                        By its Managing General Partner:

                                        SYNTEK ASSET MANAGEMENT, INC.





Date:     August 12, 1996               By:  /s/ Randall M. Paulson
     -------------------------             -----------------------------------
                                           Randall M. Paulson
                                           President





Date:     August 12, 1996               By:  /s/ Thomas A. Holland
     -------------------------             -----------------------------------
                                           Thomas A. Holland
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                            Accounting Officer)

                            NATIONAL REALTY, L.P.

                                 EXHIBITS TO

                        QUARTERLY REPORT ON FORM 10-Q

                     For the Quarter ended June 30, 1996






Exhibit                                                            Page
Number                         Description                         Number
- -------                        -----------                         ------

  11.0      Computation of Earnings Per Unit                         21

  27.0      Financial Data Schedule                                  22