Form 10-Q
period 1996-09-30
NATIONAL REALTY L P
filed 1996-11-12
CIK 819671

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED SEPTEMBER 30, 1996
                                                        ------------------


                         Commission File Number 1-9648
                                                ------


                             NATIONAL REALTY, L.P.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)





               Delaware                                 75-2163175
     -------------------------------                -------------------
     (State or Other Jurisdiction of                 (I.R.S. Employer
      Incorporation or Organization)                Identification No.)




     10670 North Central Expressway, Suite 300, Dallas, Texas      75231
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
Yes  X .  No    .
   ----     ----


Units of Limited Partner Interest                           6,300,872
---------------------------------              ---------------------------------
        (Class)                                (Outstanding at November 1, 1996)

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



                             NATIONAL REALTY, L.P.
                          CONSOLIDATED BALANCE SHEETS


                                                                             September 30,        December 31,
                                                                                  1996                1995
                                                                             --------------       --------------
                                                                                   (dollars in thousands)
                   Assets
                   ------
Real estate held for investment
 Land...........................................                             $       51,342       $       51,342
 Buildings and improvements.....................                                    394,345              391,097
                                                                             --------------       --------------
                                                                                    445,687              442,439

 Less - accumulated depreciation................                                   (220,586)            (212,957)
                                                                             --------------       --------------
                                                                                    225,101              229,482
Notes and interest receivable, net of deferred
 gains of $15,787 in 1996 and 1995..............                                     13,711               12,156
 Less - allowance for estimated losses..........                                     (1,910)              (1,910)
                                                                             --------------       --------------
                                                                                     11,801               10,246

Cash and cash equivalents.......................                                      7,852               20,699
Accounts receivable.............................                                      2,106                1,220
Prepaid expenses (including $256 in 1996 to
 affiliates)....................................                                        986                1,253
Escrow deposits and other assets................                                     17,379               14,930
Marketable equity securities of affiliate, at
 market.........................................                                      1,113                  722
Deferred financing costs........................                                     12,997               14,378
                                                                             --------------       --------------
                                                                             $      279,335       $      292,930
                                                                             ==============       ==============





             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                    CONSOLIDATED BALANCE SHEETS - Continued





                                                                              September 30,        December 31,
                                                                                  1996                1995
                                                                             --------------       --------------
                                                                                    (dollars in thousands)
    Liabilities and Partners' Equity (Deficit)
    ------------------------------------------
Liabilities
 Notes and interest payable......................                            $      326,977       $      326,500
 Pension notes and interest payable..............                                    13,081               12,034
 Accrued property taxes..........................                                     6,573                6,792
 Accounts payable and other liabilities..........                                     5,382               11,966
 Tenant security deposits........................                                     3,077                2,908
                                                                             --------------       --------------
                                                                                    355,090              360,200
Commitments and contingencies

Redeemable General Partner Interest..............                                    31,997               31,997

Partners' equity (deficit)
 General Partner.................................                                     2,626                2,656
 Limited Partners (6,329,709 units in 1996 and
    6,418,044 units in 1995).....................                                   (75,050)             (66,204)
 Unrealized gain on marketable equity securities.                                       844                  453
                                                                             --------------       --------------
                                                                                    (71,580)             (63,095)

 Less - Redeemable General Partner Interest......                                   (36,172)             (36,172)
                                                                             --------------       --------------

                                                                                   (107,752)             (99,267)
                                                                             --------------       --------------

                                                                             $      279,335       $      292,930
                                                                             ==============       ==============





             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                                For the Three Months                    For the Nine Months
                                                 Ended September 30,                     Ended September 30,
                                          ----------------------------------      ---------------------------------
                                               1996               1995                 1996               1995
                                          --------------      --------------      ---------------     -------------
                                                               (dollars in thousands, except per unit)
Revenues
 Rents........................            $       27,636      $       27,300      $        81,821     $      80,404
 Interest.....................                       840                 818                2,350             2,169
                                          --------------      --------------      ---------------     -------------

                                                  28,476              28,118               84,171            82,573
Expenses
 Interest.....................                     8,503               8,935               25,363            26,096
 Depreciation & amortization..                     2,589               2,569                7,629             7,655
 Property taxes & insurance...                     3,105               3,139                9,280             9,127
 Utilities....................                     3,012               2,955                8,815             8,617
 Property-level payroll costs.                     1,740               1,783                4,858             5,031
 Repairs and maintenance......                     6,696               6,033               18,766            18,070
 Other operating expenses.....                     1,048               1,151                3,118             3,397
 Property management fees.....                     1,176               1,168                3,503             3,447
 General and administrative...                     1,280               1,424                4,358             4,753
                                          --------------      --------------      ---------------     -------------

                                                  29,149              29,157               85,690            86,193
                                          --------------      --------------      ---------------     -------------


Net (loss)....................            $         (673)     $       (1,039)     $        (1,519)    $      (3,620)
                                          ==============      ==============      ===============     =============

Earnings per unit

Net (loss)....................            $         (.10)     $         (.16)     $          (.24)    $        (.56)
                                          ==============      ==============      ===============     =============

Weighted average units of
 limited partner interest
 used in computing earnings
 per unit.....................                 6,333,352           6,418,065            6,389,245         6,418,140
                                          ==============      ==============      ===============     =============





             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996




                                                                Unrealized
                                                                 Gain On        Redeemable
                                                                Marketable       General         Partners'
                                    General      Limited         Equity          Partner          Equity
                                    Partner     Partners        Securities      Interest         (Deficit)
                                   ---------    ---------       ---------       ---------        ---------
                                                          (dollars in thousands)
Balance, January 1, 1996 .......   $   2,656    $ (66,204)      $     453       $ (36,172)       $ (99,267)


Repurchase of units of limited
 partner interest ..............        --           (954)           --              --               (954)

Distributions ($1.00 per unit) .        --         (6,403)           --              --             (6,403)

Unrealized gain on marketable
 equity securities of affiliate         --           --               391            --                391

Net (loss) .....................         (30)      (1,489)           --              --             (1,519)
                                   ---------    ---------       ---------       ---------        ---------


Balance, September 30, 1996 ....   $   2,626    $ (75,050)      $     844       $ (36,172)       $(107,752)
                                   =========    =========       =========       =========        =========





             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the Nine Months
                                                                                     Ended September 30,
                                                                             ----------------------------------
                                                                                  1996                1995
                                                                             --------------       --------------
Cash Flows From Operating Activities                                                (dollars in thousands)
 Rents collected.................................                            $       81,567       $       80,104
 Interest collected..............................                                     2,158                1,966
 Interest paid...................................                                   (21,973)             (23,093)
 Payments for property operations................                                   (50,712)             (49,589)
 General and administrative expenses paid........                                    (4,506)              (4,608)
                                                                             --------------       --------------
    Net cash provided by operating activities....                                     6,536                4,780

Cash Flows From Investing Activities
 Acquisition of real estate......................                                       -                   (463)
 Real estate improvements........................                                    (3,247)              (2,662)
 Collections on notes receivable.................                                       -                     14
 Funding of note receivable......................                                    (1,485)                 -
 Acquisition and settlement of notes receivable..                                       -                 (1,207)
                                                                             --------------       --------------
    Net cash (used in) investing activities......                                    (4,732)              (4,318)

Cash Flows From Financing Activities
 Proceeds from notes payable.....................                                     8,116               23,233
 Payments from (to) affiliates, net..............                                      (235)               2,098
 Payments on notes payable.......................                                    (8,892)             (19,995)
 Distributions to unitholders....................                                   (12,360)              (1,284)
 Deferred financing costs........................                                      (326)                (446)
 Repurchase of shares of limited partner interest                                      (954)                 -
                                                                             --------------       --------------
    Net cash provided by (used in) financing
      activities................................                                    (14,651)               3,606
                                                                             --------------       --------------

    Net increase (decrease) in cash and cash
      equivalents...............................                                    (12,847)               4,068
Cash and cash equivalents at beginning of period.                                    20,699                3,748
                                                                             --------------       --------------
Cash and cash equivalents at end of period.......                            $        7,852       $        7,816
                                                                             ==============       ==============

Reconciliation of net (loss) to net cash
 provided by operating activities
Net (loss).......................................                            $       (1,519)      $       (3,620)
 Adjustments to reconcile net (loss) to net
    cash provided by operating activities
 Depreciation and amortization...................                                     7,629                7,655
 Decrease (increase) in other assets.............                                       588                 (996)
 (Increase) in interest receivable...............                                       (35)                 (66)
 Increase in interest payable....................                                       299                1,164
 (Decrease) increase in other liabilities........                                      (426)                 197
                                                                             --------------       --------------
    Net cash provided by operating activities....                            $        6,536       $        4,334
                                                                             ==============       ==============

Schedule of noncash financing activities

 Note payable from acquisition of real estate....                            $          -         $        1,200

 Unrealized gain (loss) on marketable equity
    securities...................................                                       391                  126

             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements of National Realty, L.P. and consolidated entities (the "Partnership") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the Consolidated
Financial Statements and Notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

Certain balances for 1995 have been reclassified to conform to the 1996 presentation. Units and per unit data have been restated for the three for one forward unit split effected January 2, 1996.

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

NOTE 3.  NOTES RECEIVABLE

In June 1996, the Partnership funded a $1.5 million loan to JNC Enterprises, Ltd. ("JNC"). The loan is secured by a first lien on 67 acres of unimproved land in Collin County, Texas and by a second lien on 182 acres of unimproved land in McKinney, Texas. The loan bears interest at 16.0% per annum and matures December 10, 1996, with a right to extend to June 10, 1997 upon a payment of $250,000 plus all accrued but unpaid interest. All principal and interest is due at maturity.

NOTE 4.  NOTES PAYABLE

In March 1996, the Partnership refinanced the mortgage debt secured by the Whispering Pines Apartments in Canoga Park, California in the amount of $2.4 million. The Partnership received net cash of $37,000 after the

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  NOTES PAYABLE (Continued)

payoff of $2.3 million in existing mortgage debt, which matured in December 1995. The new mortgage bears interest at the rate of 7.5% per annum, requires monthly payments of principal and interest of $19,000 and matures in April 2001. The Partnership paid Basic Capital Management, Inc. ("BCM") a mortgage brokerage and equity refinancing fee of $24,000 based on the $2.4 million mortgage.

In September 1996, the Partnership obtained mortgage financing for the previously unencumbered Harbor Plaza Shopping Center in Aurora, Colorado in the amount of $1.8 million. The Partnership received net cash of $1.6 million after payment of various closing costs associated with the financing. The mortgage bears interest at 9.41% per annum, requires monthly payments of principal and interest of $15,831 and matures October 1, 2006. The Partnership paid BCM a mortgage brokerage and equity refinancing fee of $18,000 based on the $1.8 million mortgage.

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

The withdrawal of the General Partner would require the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. Under the Moorman Settlement Agreement, payment for such Redeemable General Partner Interest, fees and other compensation may, at the Oversight Committee's option, be paid over a three year period pursuant to a secured promissory note bearing interest at the prime rate and containing commercially reasonable terms and collateral. Under the Moorman Settlement Plan, the purchase price for Redeemable General Partner Interest would be calculated, as of the time SAMLP withdraws as General Partner under the Partnership's governing documents. The Managing General Partner has calculated the Redeemable General Partner Interest at December 31, 1995 to be $36.2 million, and believes there has been no material change in such value since such date. The Partnership would be

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.  LEGAL PROCEEDINGS (Continued)

entitled to offset against any such payment the then outstanding principal balance ($4.2 million at September 30, 1996) plus all accrued but unpaid interest ($5.9 million at September 30, 1996) on the note receivable from SAMLP for its capital contribution to the Partnership. In the accompanying Consolidated Financial Statements, the Redeemable General Partner Interest is shown as a reduction of Partners' Equity. The note receivable from the General Partner has been offset against the Redeemable General Partner Interest. The Oversight Committee previously has informed the Partnership that it calculated the amount of such Redeemable General Partner Interest to be less than the amount calculated by the Managing General Partner. When SAMLP withdraws as General Partner of the Partnership, the value of the Redeemable General Partner Interest would depend on the fair value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

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

The Amended and Restated Implementation Agreement has been submitted to the Supervising Judge for tentative approval and approval of the notice to be sent to the original class members. On September 23, 1996, the Supervising Judge entered an order granting tentative approval of the Amended and Restated Implementation Agreement and the form of notice. However, the order reserved jurisdiction to determine other matters which must be resolved prior to final approval. Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the unitholders of National Realty for a vote. In addition, the unitholders will vote upon amendments to the National Realty Partnership Agreement which relate to the proposed compensation of the successor general partner and other related matters.

Upon approval by the unitholders, SAMLP shall resign as General Partner and the successor general partner shall take office. If the required

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 7.  LEGAL PROCEEDINGS (Continued)

approvals are obtained, National Realty anticipates that the successor general partner may be elected and take office during the first quarter of 1997.

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

On September 3, 1996, Joseph B. Moorman filed a Motion for Orders Compelling Enforcement of the Moorman Settlement Agreement, Appointment to a Receiver and Collateral Relief with the Superior Court of the State of California in and for the County of San Mateo. The motion alleged that the settling defendants had failed or refused to perform their obligations under the Moorman Settlement Agreement and had breached the Moorman Settlement Agreement. The motion also requested that SAMLP be removed as general partner and a receiver be appointed to manage the Partnership. The motion also requested that American Realty Trust, Inc. ("ART") be ordered to deliver to the court all units which had been purchased by ART since August 7, 1991. A hearing was held on this motion on October 4, 1996, and the court took the matter under submission. No ruling has been made on this matter.

Other. The Partnership is involved in various lawsuits arising in the ordinary course of business. Management of the Partnership is of the opinion that the outcome of these lawsuits would have no material impact on the Partnership's financial condition.


NOTE 8.  SUBSEQUENT EVENTS

In November 1996, the Partnership made a second loan to JNC in the amount of $2.0 million, $1.0 million of which was funded November 5, 1996. The loan is secured by a 73.7% limited partner interest in a partnership which owns 272 acres of undeveloped land in the Colony, Texas. The note bears interest at 16% per annum, requires monthly payments of interest only and matures November 4, 1997. This loan is cross-collateralized with the loan made to JNC in June 1996.

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

Cash and cash equivalents aggregated $7.9 million at September 30, 1996 compared to $20.7 million at December 31, 1995. The principal reasons for this decrease in cash are discussed in the paragraphs below.

The Managing General Partner of the Partnership's General Partner has discretion in determining methods of obtaining funds for the Partnership's operations. The Partnership's governing documents place no limitation on the amount of leverage that the Partnership may incur either in the aggregate or with respect to any particular property or other investment. At September 30, 1996, the aggregate loan-to-value ratio of the Partnership's real estate portfolio was 47.6%, computed on the basis of the ratio of total property-related debt to aggregate appraised values as of December 31, 1995, as compared with a loan-to-value ratio of 47.3% at December 31, 1995.

The Partnership's principal sources of cash flow have been and will continue to be from property operations and externally generated funds. Externally generated funds include borrowings, proceeds from the sale of Partnership properties and other assets and proceeds from the issuance of debt secured by Partnership properties or mortgage notes receivable. The Partnership expects that its cash on hand, cash flow from property operations together with externally generated funds will be sufficient to meet the Partnership's various cash needs, including but not limited to the payment of distributions, debt service obligations coming due and property maintenance and improvements, as more fully discussed in the paragraphs below.

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

Liquidity and Capital Resources (Continued)

be used to fund various escrow and reserve accounts and limits the payment of distributions to the Partnership. During the three and nine months ended September 30, 1996, the Partnership received distributions from GCLP totaling $250,000 and $1.1 million, compared to distributions totaling $400,000 and $1.7 million received during the three and nine months ended September 30, 1995.

In March 1996, the Partnership refinanced the mortgage debt secured by the Whispering Pines Apartments in Canoga Park, California in the amount of $2.4 million. The Partnership received net cash of $37,000 after the payoff of $2.3 million in existing mortgage debt.

In June 1996, the Partnership funded a $1.5 million loan to JNC Enterprises, Ltd. ("JNC"), secured by a first lien on 67 acres of undeveloped land in Collin County, Texas and by a second lien on 182 acres of undeveloped land in McKinney, Texas. In November 1996, the Partnership made a second loan in the amount of $2.0 million to JNC, $1.0 million of which was funded on November 5, 1996. The loan is secured by a 73.7% limited partner interest in a partnership that owns 272 acres of undeveloped land in the Colony, Texas.

In September 1996, the Partnership obtained mortgage financing of $1.8 million secured by the previously unencumbered Harbor Plaza Shopping Center in Aurora, Colorado. The Partnership received net cash of $1.6 million after the payment of various closing costs associated with the financing.

The Partnership's net cash flow from property operations (rents collected less payments for property operating expenses) increased from $30.5 million for the nine months ended September 1995 to $30.9 million for the nine months ended September 1996. This increase is primarily due to an increase in rental and occupancy rates at the Partnership's apartment complexes and commercial properties, partially offset by a decrease of $1.2 million due to the sale of the Vineyards and Harbour Pointe Apartments in December 1995. Net cash flow from property operations decreased from $10.9 million for the three months ended September 1995 to $9.8 million for the three months ended September 1996. This decrease is primarily due to the sale of the Vineyards and Harbor Pointe Apartments in December 1995 and to increased repair and maintenance expense at the Partnership's apartment properties.

On January 2, 1996, the Partnership paid a total of $6.8 million in distributions that had been declared in 1995. In the first nine months of 1996, the Partnership declared and paid quarterly and special distributions aggregating $1.00 per unit, or a total of $6.2 million.

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

Liquidity and Capital Resources (Continued)

the expiration date of the offer. On July 12, 1996, the Partnership repurchased 77,725 units at a total cost of $841,000. The Partnership extended this repurchase offer through August 5, 1996. On August 16, 1996, the Partnership repurchased an additional 9,677 units at a total cost of $113,000.

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

The withdrawal of the General Partner requires the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. The Moorman Settlement Agreement provides that any payment for such Redeemable General Partner Interest, fees and other compensation during the pendency of the Moorman Settlement Agreement may, at the option of the Oversight Committee (also established under the Moorman Settlement Agreement), be made over three years pursuant to a secured promissory note bearing interest at a financial institution's prime rate. The Managing General Partner has calculated the fair value of the Redeemable General Partner Interest at December 31, 1995 to be $36.2 million, and believes that there has been no material change in such value since that date. The Partnership would be entitled to offset against such payment the then outstanding principal balance of the note receivable ($4.2 million at September 30, 1996) plus all accrued and unpaid interest ($5.9 million at September 30,
1996) on the note receivable from the General Partner representing its capital contribution to the Partnership. When Syntek Asset Management, L.P. ("SAMLP") withdraws as General Partner of the Partnership, the fair value of the Redeemable General Partner Interest would depend on the value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

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

The Amended and Restated Implementation Agreement has been submitted to the Supervising Judge for tentative approval and approval of the notice to be sent to the original class members. On September 23, 1996, the Supervising Judge entered an order granting tentative approval of the Amended and Restated Implementation Agreement and the form of notice. However, the order reserved jurisdiction to determine other matters which must be resolved prior to final approval. Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the unitholders of National Realty for a vote. In addition, the unitholders will vote upon amendments to the National Realty Partnership Agreement which relate to the proposed compensation of the successor general partner and other related matters.

Upon approval by the unitholders, SAMLP shall resign as General Partner and the successor general partner shall take office. If the required approvals are obtained, National Realty anticipates that the successor general partner may be elected and take office during the first quarter of 1997.

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

On September 3, 1996, Joseph B. Moorman filed a Motion for Orders Compelling Enforcement of the Moorman Settlement Agreement, Appointment to a Receiver and Collateral Relief with the Superior Court of the State of California in and for the County of San Mateo. The motion alleged that the settling defendants had failed or refused to perform their obligations under the Moorman Settlement Agreement and had breached the Moorman Settlement Agreement. The motion also requested that SAMLP be removed as general partner and a receiver be appointed to manage the Partnership. The motion also requested that American Realty Trust, Inc. ("ART") be ordered to deliver to the court all units which had been

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

purchased by ART since August 7, 1991. A hearing was held on this motion on October 4, 1996, and the court took the matter under submission. No ruling has been made on this matter.

Results of Operations

The Partnership reported a net loss of $673,000 and $1.5 million for the three and nine months ended September 30, 1996 as compared to a net loss of $1.0 million and $3.6 million for the three and nine months ended September 30, 1995. The primary factors effecting the Partnership's operating results are discussed in the following paragraphs.

Net rental income for the Partnership (rents less property operating expenses) increased to $33.5 million for the nine months ended September 30, 1996 from $32.7 million for the nine months ended September 30, 1995. This increase is primarily due to increased rental rates at the Partnership's apartment and commercial properties. Net rental income for the Partnership decreased to $10.9 million for the three months ended September 30, 1996 from $11.1 million for the three months ended September 30, 1995. This decrease is due to increased repair and maintenance expense at the Partnership's apartment properties and to the sale of the Vineyards and Harbor Pointe Apartments in 1995.

Interest income increased from $818,000 and $2.2 million for the three and nine months ended September 30, 1995 to $840,000 and $2.4 million for the three and nine months ended September 30, 1996. This increase is primarily attributable to the note funded in June 1996 and a note acquired in July 1995, as well as increased investment income. These increases are partially offset by a decrease due to a note paid off in October 1995.

Interest expense decreased from $8.9 million and $26.1 million for the three and nine months ended September 30, 1995 to $8.5 million and $25.4 million for the three and nine months ended September 30, 1996. This decrease is due primarily to the sale of two apartment properties in 1995, as well as a decrease in the variable interest rate on the mortgage debt secured by several apartment properties.

General and administrative expenses decreased from $1.4 million and $4.8 million for the three and nine months ended September 30, 1995 to $1.3 million and $4.4 million for the three and nine months ended September 30, 1996. This decrease is primarily due to a decrease in cost reimbursements to Basic Capital Management, Inc. This decrease is partially offset by an increase in legal fees related to the Moorman litigation. See NOTE 7. "LEGAL PROCEEDINGS."

Tax Matters

National Realty is a publicly traded limited partnership and, for federal income tax purposes, all income or loss generated by the Partnership is included in the income tax returns of the individual

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Tax Matters (Continued)

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

The adoption of SFAS No. 121 had no effect on the Partnership's depreciation or reported net loss for the nine months ended September 30, 1996.


                     -------------------------------------


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



                                           NATIONAL REALTY, L.P.

                                           By its General Partner:

                                           SYNTEK ASSET MANAGEMENT, L.P.

                                           By its Managing General Partner:

                                           SYNTEK ASSET MANAGEMENT, INC.





Date:    November 12, 1996                 By:  /s/ Randall M. Paulson
     -------------------------                -------------------------------
                                              Randall M. Paulson
                                              President





Date:    November 12, 1996                 By:  /s/ Thomas A. Holland
     -------------------------                -------------------------------
                                              Thomas A. Holland
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                               Accounting Officer)

                             NATIONAL REALTY, L.P.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                    For the Quarter ended September 30, 1996





Exhibit                                                            Page
Number                         Description                        Number
-------     ---------------------------------------------------   ------
  11.0      Computation of Earnings Per Unit                        22

  27.0      Financial Data Schedule                                 23