Form 10-K405
period 1996-12-31
NATIONAL REALTY L P
filed 1997-03-25
CIK 819671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1996

                         Commission File Number 1-9648

                             NATIONAL REALTY, L.P.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                              75-2163175
-------------------------------                              -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

10670 North Central Expressway, Suite 300, Dallas, Texas               75231
--------------------------------------------------------            --------
     (Address of Principal Executive Offices)                      (Zip Code)

                                 (214) 692-4700
              (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
     Title of each class                                    which registered
---------------------------------                      -------------------------
Units of Limited Partner Interest                       American Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 14, 1997, the Registrant had 6,330,085 units of limited partner interest outstanding. Of the total units outstanding, 2,598,641 were held by other than those who may be deemed to be affiliates, for an aggregate value of $33,457,503 based on the last trade as reported on the American Stock Exchange on March 14, 1997. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.

                      Documents Incorporated by Reference:
                                      NONE

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K




                                                                 Page
                                                                 ----
                                     PART I

Item 1.  Business ...............................................  3

Item 2.  Properties .............................................  8

Item 3.  Legal Proceedings ...................................... 19

Item 4.  Submission of Matters to a Vote of Security Holders .... 23


                                    PART II

Item 5.  Market for Registrant's Units of Limited Partner
            Interest and Related Security Holder Matters ........ 23

Item 6.  Selected Financial Data ................................ 26

Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ................. 27

Item 8.  Financial Statements and Supplementary Data ............ 38

Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ................. 72


                                    PART III

Item 10. General Partner of the Registrant and Executive
            Officers of the Registrant's General Partner ........ 72

Item 11. Executive Compensation ................................. 77

Item 12. Security Ownership of Certain Beneficial Owners and
            Management .......................................... 80

Item 13. Certain Relationships and Related Transactions ......... 80


                                    PART IV

Item 14. Exhibits, Consolidated Financial Statements,
            Schedules and Reports on Form 8-K ................... 83

Signature Page .................................................. 86


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

The general partner, and owner of 1% of the beneficial interest in each of National Realty and the Operating Partnership, is Syntek Asset Management, L.P. (the "General Partner" or "SAMLP"), a Delaware limited partnership. Gene E. Phillips is a general partner of SAMLP. Syntek Asset Management, Inc. ("SAMI") is the Managing General Partner of SAMLP. Mr. Phillips served as a director, Chairman of the Board and Chief Executive Officer of SAMI until May 15, 1996. Basic Capital Management, Inc. ("BCM") is the sole shareholder of SAMI. The limited partners of SAMLP are Mr. Phillips, William S. Friedman, a general partner of SAMLP until March 4, 1994, and American Realty Trust, Inc. ("ART"), a real estate investment company. Messrs. Phillips and Friedman served as directors and executive officers of ART until November 16, 1992, and December 31, 1992, respectively. As of March 14, 1997, the Partnership owned 195,732 shares of ART common stock, approximately 1.5% of the ART shares then outstanding. ART owns a 96% limited partner interest in SAMLP, the Partnership's General Partner.
In August 1996, ART acquired Southmark Corporation's 19.2% limited partner interest in SAMLP. As of March 14, 1997, ART owned approximately 54.4% of National Realty's outstanding units of limited partner interest. See ITEM 12. "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

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

GCMI received its .7% general partner interest in GCLP in exchange for a mortgage note receivable. National Realty subsequently purchased the mortgage note receivable for a $900,000 note payable. GCI received its 1% general partner interest in each of the single asset partnerships in exchange for agreeing to manage the apartment complex owned by each of the partnerships.

Except as described below and under ITEM 3. "LEGAL PROCEEDINGS - Moorman Settlement," all decisions relating to the Partnership, including all decisions with respect to the acquisition, disposition, improvement, financing or refinancing of the Partnership's properties or other investments, are made by the Managing General Partner. All decisions, however, relating to the acquisition, disposition, improvement, financing or refinancing of GCLP's assets are made jointly by GCLP's managing general partner and the Partnership's Managing General Partner. BCM performs certain administrative functions for the Partnership, such as accounting services, mortgage servicing and portfolio review and analysis, on a cost reimbursement basis. BCM also performs loan placement services, leasing services and real estate brokerage and acquisition services, has performed property management services with respect to certain of the Partnership's properties, and may perform other services for the Partnership for fees and commissions. BCM is a company owned by a trust for the benefit of the children of Mr. Phillips. Mr. Phillips served as a director of BCM until December 22, 1989 and as Chief Executive Officer of BCM until September 1, 1992.

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

Business Plan

The Partnership's primary business and only industry segment is owning and operating a portfolio of real estate. Information regarding the Partnership's real estate portfolio is set forth in ITEM 2. "PROPERTIES - Real Estate" and
Schedule III to the Consolidated Financial Statements, included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." In addition, the Partnership owns interests in mortgage loans primarily arising from the sale of Partnership properties which are secured by various apartment complexes and commercial properties, as set forth in ITEM 2. "PROPERTIES - Mortgage Loans" and Schedule IV to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

The objectives of the Partnership are to increase asset values and, to a lesser extent, to generate cash available for distribution to unitholders through aggressive management of the Partnership's real estate portfolio. The Partnership's primary emphasis, however, is on capital appreciation rather than current income. As discussed in ITEM 5. "MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNER INTEREST AND RELATED SECURITY HOLDER MATTERS," National Realty suspended cash distributions as of December 29, 1989. Pursuant to a plan (the "Settlement Plan") established under the terms of the May 1990 settlement of the Moorman class action litigation (the "Settlement Agreement"), the Partnership agreed to distribute to unitholders, during the pendency of the Settlement Plan, all of the Partnership's operating cash flow in excess of anticipated renovation costs, unless the Partnership's Oversight Committee approved alternative uses for such operating cash flow. On October 7, 1993, the Partnership announced a resumption of regular quarterly distributions at a rate of $.07 per unit. In the first quarter of 1996, the Partnership increased its regular quarterly distribution to $.10 per unit. In the first and second quarters of 1996, in addition to the regular quarterly distribution of $.10 per unit, the Partnership paid extra distributions of $.15 per unit and in the third quarter of 1996, the Partnership paid an extra distribution of $.40 per unit. The Partnership declared and paid total distributions of $1.10 per unit or a total of $7.0 million in 1996.

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

Pending Withdrawal of General Partner

As described in ITEM 3. "LEGAL PROCEEDINGS - Moorman Settlement," the Settlement Plan provided that, if certain aggressive, annually increasing Targets relating to the price of National Realty's units of limited partner interest and distributions to unitholders were not met

Pending Withdrawal of General Partner  (Continued)

for two successive years of the Settlement Plan or the fifth and final year of the Settlement Plan, the General Partner would be required to resign and the Partnership would be required to repurchase the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") for its fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Settlement Agreement.

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

The Targets for the first and second anniversary dates were not met. Since the Targets were not met for two successive years, SAMLP expects to resign as General Partner effective upon the election and qualification of its successor. On July 8, 1992, SAMLP notified the Oversight Committee of the failure to meet the Target for two successive years. See ITEM 3. "LEGAL PROCEEDINGS - Moorman Settlement," for further information regarding the pending resignation of SAMLP as General Partner.

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

Details of the Partnership's real estate and mortgage notes receivable portfolios at December 31, 1996, are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning the Partnership's real estate and mortgage notes receivable portfolios.

The Partnership's real estate consists of properties purchased and properties obtained through foreclosure of mortgage notes. The discussion set forth below under the heading "Real Estate" provides certain summary information concerning the Partnership's real estate. The Partnership holds investments in 67 apartment complexes, seven office buildings and nine shopping centers in all geographic regions of the United States, except for the Northeast region, as shown more specifically in the table under "Real Estate" below. The Partnership holds mortgage notes receivable secured by real estate in the Pacific, Midwest, Mountain and Southwest regions of the United States, as shown more specifically in the table under "Mortgage Loans" below.

At December 31, 1996, no single asset of the Partnership accounted for 10% or more of its total assets. At December 31, 1996, 80% of the Partnership's assets consisted of real estate and 5% consisted of mortgage notes and interest receivable. The remaining 15% of the Partnership's assets at December 31, 1996 consisted of cash, cash equivalents and other assets. The percentage of the Partnership's assets invested in any one category is subject to change and no assurance can be given that the composition of the Partnership's assets in the future will approximate the percentages listed above.













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

Real Estate

At December 31, 1996, the Partnership owned 83 properties located in 22 states. These properties consisted of 67 apartment complexes comprising 16,848 units with a total Revaluation Equity (as defined in ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Current Value Reporting") of $297.6 million, seven office buildings with an aggregate of 495,594 square feet with a total Revaluation Equity of $18.0 million and nine shopping centers with an aggregate of 1.1 million square feet with a total Revaluation Equity of $30.3 million.

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

The apartment complexes and the wraparound note receivable transferred to GCLP were refinanced under a ten-year blanket mortgage loan, evidenced by a single mortgage with an original principal balance of $223.0 million. A portion of the blanket mortgage debt was assigned to each apartment complex and the wraparound note receivable, and each is cross-defaulted and cross-collateralized. In the event of a default, the servicer is entitled to accelerate all or any portion of the principal amount of the loan and to exercise its remedies against any or all of the mortgaged properties and the wraparound note receivable. However, with respect to mortgaged properties located in certain states that impose a mortgage recording tax, the recovery on the related mortgage would be limited to 125% of the allocated loan amount.

Additional detailed information with respect to individual Partnership properties and associated debt is set forth in Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

The following table sets forth the percentages, by property type and geographic region, of the Partnership's real estate at December 31, 1996.


                                                                     Commercial
Region                                             Apartments        Properties
------                                             ----------        ----------
Southeast ..............................               27.0%            31.9%
Southwest ..............................               34.4             34.3
Midwest ................................               31.7             18.8
Mountain ...............................                4.3              2.8
Pacific ................................                2.6             12.2
                                                      -----            -----
                                                      100.0%           100.0%

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




                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 2.           PROPERTIES (Continued)

Set forth below are the Partnership's properties and the monthly rental rate for apartments and the average annual rental rate for commercial properties and occupancy thereof at December 31, 1996, 1995 and 1994:

                                                                                Rent Per
                                                         Units/                Square Foot                    Occupancy
    Property                Location                 Square Footage     1996      1995      1994       1996      1995      1994
-----------------        --------------              ---------------   ------    ------    ------     ------    ------    -----
Apartments
Alexandria.............. Decatur, GA                      406 units/
                                                      562,700 sq. ft.  $   .44   $  .43    $  .41        92%       96%      92%
Arlington Place......... Pasadena, TX                     230 units/
                                                      205,476 sq. ft.      .62      .60       .60        91%       95%      88%
Barcelona............... Tampa, FL                        368 units/
                                                      346,144 sq. ft.      .49      .47       .49        93%       96%      85%
Bavarian................ Middletown, OH                   259 units/
                                                      229,560 sq. ft.      .62      .60       .59        96%       92%      95%
Bent Tree............... Addison, TX                      292 units/
                                                      244,480 sq. ft.      .66      .60       .56        97%      100%      99%
Blackhawk............... Ft. Wayne, IN                    209 units/
                                                      190,520 sq. ft.      .53      .53       .53        95%       94%      96%
Bridgestone............. Friendswood, TX                   76 units/
                                                       65,519 sq. ft.      .64      .62       .62        94%       97%      93%
Brookview Gardens....... Smyrna, GA                       156 units/
                                                      155,600 sq. ft.      .59      .54       .51        89%       94%      96%
Candlelight Square...... Lenexa, KS                       119 units/
                                                      114,630 sq. ft.      .55      .53       .51        97%       96%      92%
Chalet I................ Topeka, KS                       162 units/
                                                      131,791 sq. ft.      .61      .61       .61        96%       94%      87%
Chalet II............... Topeka, KS                        72 units/
                                                       49,164 sq. ft.      .67      .67       *          89%       97%       *
Chateau................. Bellevue, NE                     115 units/
                                                       99,220 sq. ft.      .63      .60       .59        99%       97%      94%
Club Mar................ Sarasota, FL                     248 units/
                                                      230,180 sq. ft.      .59      .57       .59        91%       95%      92%
Confederate Point....... Jacksonville, FL                 206 units/
                                                      277,860 sq. ft.      .45      .44       .42        94%       98%      92%
Country Place........... Round Rock, TX                   152 units/
                                                      119,808 sq. ft.      .71      .68       .63        93%       95%      97%
Covered Bridge.......... Gainesville, FL                  176 units/
                                                      171,416 sq. ft.      .63      .60       .57        94%      100%      99%
Creekwood............... College Park, GA                 300 units/
                                                      285,840 sq. ft.      .48      .50       .49        91%       94%      87%
Fair Oaks............... Euless, TX                       208 units/
                                                      166,432 sq. ft.      .58      .55       .52        96%       98%      96%
Four Seasons............ Denver, CO                       384 units/
                                                      254,900 sq. ft.      .78      .77       .74        94%       93%      96%
Fox Club................ Indianapolis, IN                 336 units/
                                                      317,600 sq. ft.      .54      .54       .54        88%       91%      95%
Foxwood................. Memphis, TN                      220 units/
                                                      212,000 sq. ft.      .51      .49       .46        93%       95%      97%
Hidden Valley........... Grand Rapids, MI                 176 units/
                                                      260,970 sq. ft.      .52      .51       .49        93%       97%      96%
Horizon East............ Dallas, TX                       166 units/
                                                      141,081 sq. ft.      .52      .50       .48        92%       94%      93%
Kimberly Woods.......... Tucson, AZ                       279 units/
                                                      249,678 sq. ft.      .55      .54       .52        93%       94%      95%
La Mirada............... Jacksonville, FL                 320 units/
                                                      341,400 sq. ft.      .50      .47       .46        93%       98%      93%
Lake Nora Arms.......... Indianapolis, IN                 588 units/
                                                      429,380 sq. ft.      .63      .61       .60        91%       95%      94%
Lakewood Park........... St. Petersburg, FL               240 units/
                                                      279,720 sq. ft.      .41      .40       .40        94%       91%      90%
Lantern Ridge........... Richmond, VA                     120 units/
                                                      112,296 sq. ft.      .51      .50       .49        95%       93%      98%
Mallard Lake............ Greensboro, NC                   336 units/
                                                      295,560 sq. ft.      .62      .59       .57        95%       97%      98%
Manchester Commons...... Manchester, MO                   280 units/
                                                      331,820 sq. ft.      .50      .49       .46        93%       95%      94%

Real Estate (Continued)

                                                                               Rent Per
                                                         Units/               Square Foot                     Occupancy
    Property                Location                 Square Footage     1996      1995      1994       1996      1995      1994
-----------------        --------------              ---------------   ------    ------    ------     ------    ------    ------
Apartments - Continued
Mesa Court.............. Mesa, AZ                       224 units/
                                                    180,291 sq. ft.    $   .66   $  .61    $  .57        90%       94%      94%
Mesa Ridge.............. Mesa, AZ                       256 units/
                                                    206,045 sq. ft.        .65      .61       .57        88%       92%      95%
Nora Pines.............. Indianapolis, IN               254 units/
                                                    254,676 sq. ft.        .57      .55       .55        94%       97%      95%
Oak Hollow.............. Austin, TX                     409 units/
                                                    290,072 sq. ft.        .87      .81       .75        91%       97%      99%
Oak Tree................ Grandview, MO                  189 units/
                                                    160,591 sq. ft.        .54      .52       .52        94%       96%      95%
Oakmont................. Monroe, LA                     212 units/
                                                    185,500 sq. ft.        .48      .48       .48        94%       92%      93%
Olde Towne.............. Middletown, OH                 199 units/
                                                    179,395 sq. ft.        .57      .57       .57        92%       91%      94%
Outrigger............... Tulsa, OK                      343 units/
                                                    327,190 sq. ft.        .38      .36       .36        91%       92%      88%
Pheasant Ridge.......... Bellevue, NE                   264 units/
                                                    243,960 sq. ft.        .56      .51       .51        94%       97%      85%
Pines................... Little Rock, AR                257 units/
                                                    221,981 sq. ft.        .41      .39       .37        93%       90%      88%
Place One............... Tulsa, OK                      407 units/
                                                    302,263 sq. ft.        .51      .49       .47        96%       96%      92%
Quail Point............. Huntsville, AL                 184 units/
                                                    202,602 sq. ft.        .42      .41       .41        96%       86%      90%
Regency................. Lincoln, NE                    106 units/
                                                    111,700 sq. ft.        .60      .56       .56        95%       88%      97%
Regency Falls........... San Antonio, TX                546 units/
                                                    348,692 sq. ft.        .63      .63       .60        93%       93%      90%
Rockborough............. Denver, CO                     345 units/
                                                    249,723 sq. ft.        .70      .70       .67        92%       92%      96%
Royal Oaks.............. Stone Mountain, GA             300 units/
                                                    385,000 sq. ft.        .45      .43       .41        94%       95%      90%
Santa Fe................ Kansas City, MO                225 units/
                                                    180,416 sq. ft.        .53      .52       .51        91%       92%      90%
Shadowood............... Addison, TX                    184 units/
                                                    134,616 sq. ft.        .69      .66       .64        97%       97%      98%
Sherwood Glen........... Urbandale, IA                  180 units/
                                                    143,745 sq. ft.        .75      .74       .72        96%       93%      93%
Skipper's Pond.......... Tampa, FL                      260 units/
                                                    233,760 sq. ft.        .47      .46       .46        94%       93%      91%
Stonebridge............. Florissant, MO                 100 units/
                                                    140,576 sq. ft.        .43      .42       .42        98%       92%      92%
Summerwind.............. Reseda, CA                     172 units/
                                                    114,711 sq. ft.        .90      .97       .97        92%       91%      92%
Sun Hollow.............. El Paso, TX                    216 units/
                                                    156,000 sq. ft.        .64      .63       .63        90%       96%      92%
Tanglewood.............. Arlington Heights, IL          838 units/
                                                    612,816 sq. ft.        .99      .96       .96        92%       95%      96%
Timber Creek............ Omaha, NE                      180 units/
                                                    162,252 sq. ft.        .64      .60       .59        98%       94%      91%
Towne Oaks.............. Monroe, LA                     152 units/
                                                    153,488 sq. ft.        .49      .49       .49        94%       95%      94%
Villa Del Mar........... Wichita, KS                    162 units/
                                                    128,004 sq. ft.        .58      .58       .57        94%       90%      89%
Village Square.......... Stone Mountain, GA             310 units/
                                                    403,900 sq. ft.        .44      .41       .41        86%       84%      88%
Villas.................. Plano, TX                      208 units/
                                                    156,632 sq. ft.        .73      .70       .67        95%       95%      97%
Whispering Pines........ Canoga Park, CA                102 units/
                                                     61,671 sq. ft.       1.00      .98       .98        92%       93%      93%
Whispering Pines........ Topeka, KS                     320 units/
                                                    299,264 sq. ft.        .49      .49       .49        89%       90%      92%
Windridge............... Austin, TX                     408 units/
                                                    281,778 sq. ft.        .88      .85       .80        93%       95%      96%

Real Estate (Continued)

                                                                               Rent Per
                                                       Units/                 Square Foot                     Occupancy
    Property                Location               Square Footage       1996      1995      1994       1996      1995      1994
-----------------        --------------            ---------------     ------    ------    ------     ------    ------    -----
Apartments - Continued
Windtree I & II......... Reseda, CA                     159 units/
                                                    109,062 sq. ft.    $   .90   $  .90    $  .90        94%       91%      24%
Wisperwood.............. Tampa, FL                      212 units/
                                                    199,920 sq. ft.        .47      .46       .45        95%       91%      92%
Woodlake................ Carrollton, TX                 256 units/
                                                    210,208 sq. ft.        .68      .66       .63        99%       98%      99%
Woodsong II............. Smyrna, GA                     190 units/
                                                    207,460 sq. ft.        .54      .51       .46        85%       99%      97%
Woodstock............... Dallas, TX                     320 units/
                                                    222,112 sq. ft.        .56      .54       .51        95%       96%      94%

Office Buildings
56 Expressway........... Oklahoma City, OK             54,649 sq. ft.     8.21     7.94      7.77        88%       93%      85%
Executive Court......... Memphis, TN                   41,840 sq. ft.    10.11     9.87      9.91        95%       92%      92%
Fondren................. Houston, TX                   47,808 sq. ft.     2.00     6.25      7.11       100%      100%       0%
Marina Playa............ Santa Clara, CA              124,322 sq. ft.    19.54    18.11     17.00        99%       97%      95%
Melrose Business Park... Oklahoma City, OK            124,200 sq. ft.     2.76     2.65      2.59        90%       97%      81%
Toll Hill............... Dallas, TX                    81,115 sq. ft.    11.64    10.99     11.04        89%       88%      91%
University Square....... Anchorage, AK                 22,260 sq. ft.    15.07    13.16     13.81        84%       90%      82%

Shopping Centers
Countryside Plaza....... Clearwater, FL               184,878 sq. ft.     5.00     3.37      3.36        16%       24%      83%
Crestview............... Crestview, FL                 80,679 sq. ft.     2.98     2.96      3.01        90%       90%      90%
Cross County Mall....... Mattoon, IL                  304,575 sq. ft.     4.90     4.86      4.39        90%       95%      87%
Cullman................. Cullman, AL                   92,466 sq. ft.     3.86     3.83      3.82        98%      100%      96%
Harbor Plaza............ Aurora, CO                    45,863 sq. ft.     8.73     8.42      7.82        97%       78%      87%
Katella Plaza........... Orange, CA                    52,169 sq. ft.     7.73     9.97     11.34        71%       71%      71%
Regency Point........... Jacksonville, FL              67,410 sq. ft.    11.39    11.26     10.63        84%       81%      95%
Southern Palms.......... Tempe, AZ                    250,068 sq. ft.     7.83     7.73      7.45        87%       93%      84%
Westwood................ Tallahassee, FL              149,855 sq. ft.     6.42     5.31      5.00        74%       59%      81%

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

The following table sets forth information at December 31, 1996, regarding the Partnership's properties, grouped by region and type of property, including number of properties, aggregate amount of leasable






                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

square footage in the case of commercial properties, number of units and square footage in the case of apartments, approximate weighted average occupancy, and Revaluation Equity (dollars in thousands):


     Region/                                         Units/                       Revaluation
  Property Type                      Number      Square Footage      Occupancy      Equity
  -------------                      ------      --------------      ---------    -----------
Southeast
   Apartments ..........               18        4,552 Units/           88%        $ 79,005
                                                 4.8 Million Sq.Ft
   Office Building .....                1        41,840 Sq.Ft.          88%           2,059
   Shopping Centers ....                5        475,288 Sq.Ft.         73%          16,048

Southwest
   Apartments ..........               22        5,801 Units/
                                                 4.5 Million Sq.Ft      94%         107,657
   Office Buildings ....                4        307,172 Sq.Ft.         93%           7,535
   Shopping Center .....                1        250,068 Sq.Ft.         89%           6,955

Mountain
   Apartments ..........                2        729 Units/
                                                504,623 Sq.Ft           93%          12,114
   Shopping Center .....                1        45,863 Sq.Ft.          86%           1,335

Pacific
   Apartments ..........                3        433 Units/
                                                 285,955 Sq.Ft          92%           4,580
   Office Buildings ....                2        146,582 Sq.Ft.         90%           8,374
   Shopping Center .....                1        52,169 Sq.Ft.          71%             621

Midwest
   Apartments ..........               22        5,333 Units/
                                                 5.2 Million Sq.Ft      90%          94,295
   Shopping Center .....                1        304,575 Sq.Ft.         91%           5,312
                                                                                   --------
                                                                                   $345,890
                                                                                   ========


Revaluation Equity does not include any adjustments for the Redeemable General Partner Interest as discussed in ITEM 3. "LEGAL PROCEEDINGS - Moorman Settlement."

The following discussion briefly describes the events that affected the Partnership's properties during 1996.

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

In March 1996, the Partnership refinanced the mortgage debt secured by the Whispering Pines Apartments in Canoga Park, California in the amount of $2.4 million. The Partnership received net cash of $37,000 after the payoff of $2.3 million in existing mortgage debt, which matured in December 1995, and related closing costs associated with the financing. The new mortgage bears interest at the rate of 7.5% per annum, requires monthly payments of principal and interest of $19,000 and matures in April 2001. The Partnership paid BCM a mortgage brokerage and equity refinancing fee of $24,000 based on the $2.4 million mortgage.

In September 1996, the Partnership obtained mortgage financing for the previously unencumbered Harbor Plaza Shopping Center in Aurora, Colorado in the amount of $1.8 million. The Partnership received net cash of $1.6 million after payment of various closing costs associated with the financing. The mortgage bears interest at 9.41% per annum, requires monthly payments of principal and interest of $15,831 and matures in October 2006. The Partnership paid BCM a mortgage brokerage and equity refinancing fee of $18,000 based on the $1.8 million mortgage.

In September 1994, the Partnership sold the Creekwood Apartments in College Park, Georgia, for $6.0 million. The Partnership accounted for the sale as a financing transaction, due to the Partnership having provided financing of the purchaser's down payment. In July 1996, the purchaser refinanced the existing mortgage debt in the amount of $4.7 million. The Partnership received $1.2 million in excess financing proceeds from the refinancing. The Partnership continues to account for the Creekwood Apartments as an owned property and the September 1994 sale and July 1996 refinancing as financing transactions of the Partnership, as the Partnership's down payment loan to the purchaser remains outstanding.

As discussed below under "Mortgage Loans," in August 1996, the Partnership foreclosed on the note receivable secured by commercial condominiums in Granby, Colorado. The Partnership assigned nominal value to this asset. In December 1996, the Partnership sold the condominiums for $80,000 in cash, recognizing a gain of $61,000 on the sale.

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

Junior Mortgage Loans. Junior mortgage loans are loans secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower.

At December 31, 1996, the Partnership's mortgage notes had an aggregate face amount of $31.6 million and an aggregate net carrying value of $13.2 million, net of deferred gains ($15.8 million), discounts ($142,000) and allowance for estimated losses ($1.9 million).

The following table sets forth the percentage (based on the outstanding mortgage note balance at December 31, 1996), by property type and geographic region, of the properties that serve as collateral for the three mortgage notes receivable in the Partnership's mortgage notes receivable portfolio at December 31, 1996 excluding the $3.0 million in mortgage notes secured by land as discussed below. See Schedule IV to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for further details of the Partnership's mortgage notes receivable portfolio.

                                                   Commercial
Region                             Apartments      Properties          Total
------                             ----------      ----------          -----
Mountain .....................         - %            18.2%            18.2%
Pacific ......................       62.2               -              62.2
Midwest ......................         -              19.6             19.6
                                     ----            -----            -----
                                     62.2%            37.8%           100.0%

In February 1995, as a part of a lawsuit settlement with an insurance company, the Partnership, among other things, acquired from the insurance company a mortgage note secured by land in Granby, Colorado and a mortgage note secured by commercial condominiums also in Granby, Colorado. In August 1996, the Partnership completed foreclosure on the collateral properties securing the notes. As discussed above under "Real Estate," in August 1996, the Partnership sold the commercial condominiums.

In June 1996, the Partnership funded a $1.5 million loan to JNC
Enterprises, Ltd. ("JNC"), secured by a first mortgage on 67 acres of

ITEM 2.           PROPERTIES (Continued)
unimproved land in Collin County, Texas and by a second mortgage on 182 acres of unimproved land in McKinney, Texas. The loan bears interest at 16.0% per annum and matures in June 1997. All principal and accrued but unpaid interest is due at maturity.

In November 1996, the Partnership made a second loan to JNC in the amount of $2.0 million, $1.0 million of which was funded in November 1996, and the remaining $1.0 million was funded in December 1996. The loan is secured by a 73.7% limited partner interest in a partnership which owns 272 acres of undeveloped land in The Colony, Texas. The note bears interest at 16% per annum, requires monthly payments of interest only and matures in November 1997. This loan is cross-collateralized with the loan made to JNC in June 1996.

In January 1997, the Partnership funded a $1.2 million loan to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by (i) a 100% limited partnership interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (ii) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (iii) the personal guarantees of the Bordeaux partners. The loan bears interest at 14.0% per annum, requires monthly payments of interest only at 12.0% per annum, with the deferred interest payable annually on December 15, 1997 and 1998, and matures in January 1999. The Partnership has the option to reduce the principal balance of the loan by $50,000 in exchange for 75% ownership of Bordeaux.

In February 1997, the Partnership funded a third loan to JNC in the amount of $2.5 million. The loan is secured by a 70.87% limited partner interest in a limited partnership which owns 250 acres of undeveloped land in Fort Worth, Texas. The note bears interest at 12% per annum, requires quarterly payments of interest only and matures in October 1997.

In January 1997, the note receivable secured by the Nellis Bonanza Shopping Center in Las Vegas, Nevada matured. The borrower did not make the required principal payment. Therefore, at December 31, 1996, the note balance has been classified as non-performing. The Partnership has instituted foreclosure proceedings and anticipates that it will not incur a loss on foreclosure as the estimated value of the collateral property exceeds the carrying value of the note.

Investment in Marketable Equity Securities of ART

At December 31, 1996, the Partnership owned 195,732 shares of common stock of ART, a real estate investment company, representing approximately 1.5% of ART's outstanding shares. Mr. Phillips, a general partner of SAMLP, the General Partner of the Partnership, served as Chairman of the Board and as a director of ART until November 16, 1992. The executive officers of the Managing General Partner are also executive officers of ART. See ITEM 12. "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." At December 31, 1996, the market value of the ART common stock owned by the Partnership was $1.3 million.

ITEM 2.           PROPERTIES (Continued)

ART owns a 96% limited partner interest in SAMLP. In addition, as of March 14, 1997, ART owned 3,441,169 of National Realty's units of limited partner interest, approximately 54.4% of the units then outstanding.

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

The Moorman Settlement Agreement is complex and the following summary is qualified in its entirety by reference to the text thereof, which was previously included as an exhibit to the Partnership's Form 10-Q for the quarter ended March 31, 1990, as filed with the Securities and Exchange Commission. The Moorman Settlement Agreement provides for a plan (the "Moorman Settlement Plan") consisting of, among other things, the following: (i) the appointment and operation of a committee (the "Oversight Committee") to oversee the implementation of the Moorman Settlement Plan, (ii) the appointment and operation of an audit committee having a majority of members unaffiliated with Messrs. Phillips and Friedman or SAMLP, (iii) the establishment of specified annually increasing targets described below (each a "Target") for each of the next five years through May 1995, relating to the price of the units of limited partner interest as decreased for certain distributions to unitholders, (iv) an agreement by SAMLP not to seek reimbursement of greater than $500,000 per year for Messrs. Phillips' and Friedman's salaries for serving as general partners of SAMLP, (Mr. Friedman resigned as general partner of SAMLP effective March 4, 1994) and a deferral of such payments until such time as a Target may be met, and, if SAMLP resigns as General Partner, a waiver of any compensation so deferred, (v) a deferral until such time as a Target may be met of certain future annual General Partner compensation payable, pursuant to the Partnership's governing documents, to SAMLP or its affiliates, and, if SAMLP resigns as General Partner, a waiver of any compensation so deferred, (vi) the required distribution to unitholders of all the Partnership's operating cash flow in excess of certain renovation costs, unless the Oversight Committee approves alternative uses for such operating cash flow, (vii) the issuance of Warrants to purchase an aggregate of up to 2,019,579 units (the "Warrants") to Class Members, (viii) the contribution by certain co-defendants of cash and notes

ITEM 3.           LEGAL PROCEEDINGS (Continued)
payable to the Partnership aggregating $5.5 million (including $2.5 million contributed by SAMLP and its general partners over a four-year period), (ix) the amendment of the Partnership Agreement to reduce the vote required to remove the General Partner from a two-thirds vote to a majority vote of the units, (x) the Partnership's redemption of its unit purchase rights and an agreement not to adopt a similar rights plan without Oversight Committee approval and (xi) the Partnership's payment of certain settlement costs, including plaintiffs' attorneys' fees in the amount of $3.4 million. The Moorman Settlement Plan will remain in effect until SAMLP has resigned as General Partner and a successor general partner is elected and takes office, and the Warrants were exercisable for five years from the date of issuance and expired on February 14, 1997. Prior to their expiration a total of 1,631 warrants were exercised for the purchase of 1,226 units.

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

ITEM 3.           LEGAL PROCEEDINGS (Continued)

General Partner of the Partnership. The resigning General Partner will continue to receive fees, expenses and distributions, if any, while the solicitation is prepared.

The withdrawal of the General Partner would require the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. Under the Moorman Settlement Agreement, payment for such Redeemable General Partner Interest, fees and other compensation may, at the Oversight Committee's option, be paid over a three year period pursuant to a secured promissory note bearing interest at the prime rate and containing commercially reasonable terms and collateral. Under the Moorman Settlement Plan, the purchase price for Redeemable General Partner Interest would be calculated, as of the time SAMLP withdraws as General Partner under the Partnership's governing documents. The Managing General Partner has calculated the Redeemable General Partner Interest at December 31, 1996 to be $42.0 million, and believes there has been no material change in such value since such date. The Partnership would be entitled to offset against any such payment the then outstanding principal balance ($4.2 million at December 31, 1996) plus all accrued but unpaid interest ($6.2 million at December 31, 1996) on the note receivable from SAMLP for its capital contribution to the Partnership. In the accompanying Consolidated Financial Statements, the Redeemable General Partner Interest is shown as a reduction of Partners' Equity. The note receivable from the General Partner has been offset against the Redeemable General Partner Interest. The Oversight Committee previously has informed the Partnership that it calculated the amount of such Redeemable General Partner Interest to be less than the amount calculated by the Managing General Partner. When SAMLP withdraws as General Partner of the Partnership, the value of the Redeemable General Partner Interest would depend on the fair value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

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

On September 23, 1996, the Supervising Judge entered an order granting tentative approval of the Amended and Restated Implementation Agreement and the form of notice to be sent to the original class members. However, the order reserved jurisdiction to determine other matters which must be resolved prior to final approval. Upon final approval by the Supervising Judge, the proposal to elect the successor general

ITEM 3.           LEGAL PROCEEDINGS (Continued)
partner will be submitted to the unitholders of National Realty for a vote. In addition, the unitholders will vote upon amendments to the National Realty Partnership Agreement which relate to the proposed compensation of the successor general partner and other related matters.

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

Upon approval by the unitholders, SAMLP shall withdraw as General Partner and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner will be elected and take office during the third quarter of 1997.

The Amended and Restated Implementation Agreement provides that SAMLP, and its affiliates owning units in the Partnership shall not vote to remove the successor general partner, except for removal with cause, for a period of 36 months from the date the successor general partner takes office.

Upon the election and taking office of the successor general partner, the Moorman Settlement Plan and the Oversight Committee shall be terminated. If the successor general partner nominee is not elected, the existing Moorman Settlement shall remain in full force and effect and all of the provisions of the Amended and Restated Implementation Agreement shall be voided.

On September 3, 1996, Joseph B. Moorman filed a Motion for Orders Compelling Enforcement of the Moorman Settlement Agreement, Appointment to a Receiver and Collateral Relief with the Superior Court of the State of California in and for the County of San Mateo. The motion alleged that the settling defendants had failed or refused to perform their obligations under the Moorman Settlement Agreement and had breached the Moorman Settlement Agreement. The motion also requested that SAMLP be removed as general partner and a receiver be appointed to manage the Partnership. The motion also requested that ART be ordered to deliver to the court all units which had been purchased by ART since August 7, 1991. A hearing was held on this motion on October 4, 1996. On January 2, 1997, the Supervising Judge entered an order denying the motion.

On January 27, 1997, Joseph B. Moorman filed motions to (i) discharge the Oversight Committee and (ii) vacate the Court's orders and renewed his prior motions to compel enforcement of the Moorman Settlement Agreement, appoint a receiver over the Partnership, and for collateral relief against ART. Also on January 27, 1997, Robert A. McNeil filed motions to (i) be installed as receiver for the Partnership, (ii) vacate the Court's orders, and (iii) disband the Oversight Committee.

A hearing on the motions to discharge or disband the Oversight Committee and to vacate the Court's orders was held on March 21, 1997, and the Supervising Judge ruled that neither Mr. NcNeil nor Mr. Moorman had standing to bring the motions. The Supervising Judge also set June 27, 1997 as the hearing date for final approval of the Amended and Restated Implementation Agreement.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                       _________________________________


                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNER INTEREST AND RELATED SECURITY HOLDER MATTERS

National Realty's units of limited partner interest are traded on the American Stock Exchange ("AMEX") using the symbol "NLP."

The following table sets forth high and low sale prices of National Realty's units of limited partner interest as reported by the AMEX:

  QUARTER ENDED                            HIGH          LOW
------------------                      ----------     --------
March 31, 1997 ...................     $13     1/2     $ 12 7/8
  (through March 14, 1997)

March 31, 1996 ...................      11     1/2       10 1/8
June 30, 1996 ....................      10     3/4        9 7/8
September 30, 1996 ...............      12     7/8       10 5/8
December 31, 1996 ................      13     1/4       12 1/8

March 31, 1995 ...................      10     7/16*     10 3/16*
June 30, 1995 ....................      10     3/8 *     10     *
September 30, 1995 ...............      10     1/8 *     10     *
December 31, 1995 ................      12    11/16*     10 1/16*

----------------

* Restated for the three for one forward unit split effected January 2, 1996.

As of March 14, 1997, the closing price of National Realty's units of limited partner interest on the AMEX was $12.88 per unit.

As of March 14, 1997, National Realty's units of limited partner interest were held by 5,942 holders of record.

Pursuant to the Moorman Settlement Agreement, on February 14, 1992, the Partnership issued 2,692,773 warrants (the "Warrants") to purchase an aggregate of 2,019,579 of National Realty's units of limited partner

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNER INTEREST AND RELATED SECURITY HOLDER MATTERS (Continued)

interest subject to adjustment. Each Warrant initially entitled the holder thereof to purchase three quarters of one unit at the exercise price ($11.00 per Warrant). The initial exercise price was equal to $14.67 per unit and increased to $16.00 per unit on February 14, 1993, subject to adjustment. The Warrants were exercisable for five years from the date of issuance and expired on February 14, 1997. Prior to their expiration a total of 1,631 Warrants were exercised for the purchase of 1,226 units.

Pursuant to the terms of the Moorman Settlement Agreement, the Partnership has agreed to distribute to unitholders all of the Partnership's operating cash flow in excess of certain renovation costs, unless the Oversight Committee approves alternative uses for such operating cash flow. In 1993, the Partnership resumed the payment of regular quarterly distributions. During 1996, the Partnership paid regular quarterly distributions of $.10 per unit. In each of the first and second quarters of 1996, in addition to the regular quarterly distribution, the Partnership paid an extra distribution of $.15 per unit and in the third quarter of 1996, the Partnership paid an extra distribution of $.40 per unit. The Partnership paid total distributions of $1.10 per unit or $7.0 million in 1996.

The distributions paid by the Partnership in 1996 and 1995 were as follows:

 Date Declared       Record Date        Payable Date        Amount
----------------  ----------------    ----------------      ------
March 1, 1996      March 15, 1996      March 31, 1996       $  .10
March 1, 1996      March 15, 1996      March 31, 1996          .15
June 3, 1996       June 14, 1996       June 28, 1996           .10
June 3, 1996       June 14, 1996       June 28, 1996           .15
July 23, 1996      August 5, 1996      August 12, 1996         .10
July 23, 1996      August 5, 1996      August 12, 1996         .40
December 2, 1996   December 13, 1996   December 31, 1996       .10

March 3, 1995      March 15, 1995      March 31, 1995       $  .07*
May 23, 1995       June 15, 1995       June 30, 1995           .07*
August 25, 1995    September 15, 1995  September 30, 1995      .07*
November 30, 1995  December 15, 1995   January 2, 1996         .07*
November 30, 1995  December 15, 1995   January 2, 1996        1.00*

-----------------

* Restated for the three for one forward unit split effected January 2, 1996.

In November 1987, the Board of Directors of the Managing General Partner approved the Partnership's purchase of up to 10% of National Realty's units of limited partner interest and on December 15, 1992, the Board of Directors of the Managing General Partner approved the repurchase of up to 300,000 additional units in open-market transactions. Through December 31, 1996, the Partnership had purchased a total of 402,960 units at an total cost of $5.1 million. The Partnership has not repurchased any additional units under such repurchase program since January 1993.

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNER INTEREST AND RELATED SECURITY HOLDER MATTERS (Continued)

In May 1996, the Partnership announced an offer to buy back its units of limited partner interest from unitholders owning 99 or fewer units. The Partnership paid a premium of $.50 per unit over the average closing price of its units as reported on the AMEX from May 10, 1996 through June 28, 1996, the expiration date of the offer. On July 12, 1996, the Partnership repurchased 77,725 units at a total cost of $841,000. The Partnership extended this repurchase offer through August 5, 1996. On August 16, 1996, the Partnership repurchased an additional 9,677 units at a total cost of $113,000.






















                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 6.        SELECTED FINANCIAL DATA


                                             For the Years Ended December 31,
                          -----------------------------------------------------------------------
                             1996           1995           1994           1993           1992
                          -----------    -----------    -----------    -----------    -----------
                                                   (dollars in thousands, except per unit)
EARNINGS DATA
Revenues ................ $   112,681    $   110,892    $   107,546    $   103,044    $   102,070

Expenses
   Interest .............      33,759         34,956         34,145         34,699         35,982
   Property operations
                               63,136         63,320         60,793         60,374         59,193
   General and
      administrative ....       5,975          6,252          5,809          5,598          5,377
   Depreciation and
      amortization ......      10,247         10,268         10,034         10,168         10,503
   Provision for losses .          --             --             --             --          1,972
                          -----------    -----------    -----------    -----------    -----------
      Total expenses ....     113,117        114,796        110,781        110,839        113,027
                          -----------    -----------    -----------    -----------    -----------

(Loss) from operations ..        (436)        (3,904)        (3,235)        (7,795)       (10,957)
Gain on sale of real
   estate ...............          61          7,701          8,252             --            375
Litigation
   settlement ...........          --             --             --             --          1,030
                          -----------    -----------    -----------    -----------    -----------

Income (loss) before
   extraordinary gain ...        (375)         3,797          5,017         (7,795)        (9,552)
Extraordinary gain ......          --             --             --          9,046          6,385
                          -----------    -----------    -----------    -----------    -----------
Net income (loss) ....... $      (375)   $     3,797    $     5,017    $     1,251    $    (3,167)
                          ===========    ===========    ===========    ===========    ===========


PER UNIT DATA
Income (loss) before
   extraordinary gain ... $      (.06)   $       .58    $       .77    $     (1.13)   $     (1.33)
Extraordinary gain ......          --             --             --           1.31            .89
                          -----------    -----------    -----------    -----------    -----------
Net income (loss) ....... $      (.06)   $       .58    $       .77    $       .18    $      (.44)
                          ===========    ===========    ===========    ===========    ===========


Distributions per
   unit ................. $      1.10    $      1.28    $       .44    $       .07    $        --



Weighted average units
   of limited partner
   interest used in
   computing earnings
   per unit .............   6,387,270      6,418,104      6,418,572      6,747,990      7,045,434

ITEM 6.        SELECTED FINANCIAL DATA (Continued)

                                          December 31,
                      ----------------------------------------------------
                        1996       1995       1994       1993       1992
                      --------   --------   --------   --------   --------
                                     (dollars in thousands)
BALANCE SHEET DATA
Real estate, net .... $224,764   $229,482   $241,535   $251,534   $251,059
Notes and interest
   receivable, net ..   13,279     10,246     11,532     11,469     12,694
Total assets ........  281,333    292,930    290,140    296,045    303,059
Notes and interest
   payable ..........  325,921    326,500    326,775    335,200    333,642
Redeemable General
   Partner interest .   37,855     31,997     28,800     21,600     14,700
Partners' (deficit) . (112,946)  (99,267)   (91,823)   (86,902)   (81,150)

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

Liquidity and Capital Resources

The Managing General Partner has discretion in determining methods of obtaining funds for the Partnership's operations. The Partnership's governing documents place no limitation on the amount of leverage that the Partnership may incur either in the aggregate or with respect to any particular property or other investment. At December 31, 1996, the aggregate loan-to-value ratio of the Partnership's real estate portfolio, computed on the basis of the ratio of total property-related debt to aggregate appraised values, was 44.6% compared to 47.3% at December 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Cash and cash equivalents aggregated $5.9 million at December 31, 1996 as compared with $20.7 million at December 31, 1995.

The Partnership's principal sources of cash have been and will continue to be from property operations and externally generated funds. Externally generated funds include borrowings, proceeds from the sale of the Partnership's properties and other assets and proceeds from the issuance of debt secured by the Partnership's properties or mortgage notes receivable. The Partnership expects that cash flow from property operations together with externally generated funds will be sufficient to meet the Partnership's various cash needs in 1997, including, but not limited to, the payment of distributions, debt service obligations coming due, including the "Pension Notes," and property maintenance and improvements, as more fully discussed in the paragraphs below.

Currently, all but five of the Partnership's properties are encumbered by mortgage debt. In 1997, mortgage debt totaling $7.8 million comes due. Also maturing in September 1997 are the "Pension Notes" issued in conjunction with the formation of the Partnership. Such notes had a principal balance of $13.5 million at December 31, 1996. The Partnership intends to seek to refinance certain mortgages that mature in the next two years or where there is an interest rate advantage to the Partnership, and use excess refinancing proceeds for working capital purposes.

During 1996, the Partnership received $8.1 million from mortgage refinancings secured by one commercial property and two apartment complexes, of which $5.2 million was used to payoff existing mortgage debt secured by the properties. In addition, the Partnership made scheduled principal paydowns on mortgage debt totaling $5.0 million.

In June 1996, the Partnership funded a $1.5 million loan to JNC Enterprises, Ltd. ("JNC"), secured by a first mortgage on 67 acres of undeveloped land in Collin County, Texas and by a second lien on 182 acres of undeveloped land in McKinney, Texas. In November 1996, the Partnership made a second loan in the amount of $2.0 million to JNC, $1.0 million of which was funded in November 1996 and the remaining $1.0 million was funded in December 1996. This loan is secured by a 73.7% limited partner interest in a partnership that owns 272 acres of undeveloped land in The Colony, Texas. In February 1997, the Partnership funded a third loan to JNC in the amount of $2.5 million. This loan is secured by a 70.87% limited partner interest in a limited partnership which owns 250 acres of undeveloped land in Fort Worth, Texas.

In January 1997, the Partnership funded a $1.2 million loan to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by (i) a 100% limited partnership interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (ii) 100% of the stock of an entity that owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (iii) personal guarantees of the Bordeaux partners.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

In May 1996, the Partnership announced an offer to buy back its units of limited partner interest from unitholders owning 99 or fewer units. The Partnership paid a premium of $.50 per unit over the average closing price of its units as reported on the American Stock Exchange from May 10, 1996 through June 28, 1996, the expiration date of the offer. On July 12, 1996, the Partnership repurchased 77,725 units at a total cost of $841,000. The Partnership extended the repurchase offer through August 5, 1996. On August 16, 1996, the Partnership repurchased an additional 9,677 units at a total cost of $113,000.

In November 1992, in conjunction with the transfer of the net assets of 52 apartment complexes and a wraparound note receivable to GCLP, such assets were refinanced under a $223.0 million blanket mortgage loan. The blanket mortgage loan requires that cash flow from the GCLP properties be used to fund various escrow and reserve accounts and limits the payment of distributions to the Partnership. During 1996, the Partnership received distributions from GCLP totaling $2.5 million compared to $2.9 million in 1995. A total of $2.8 million of escrow deposits, excluding tax and insurance escrows, are required to be funded by GCLP during 1997 in monthly installments. Such escrowed amounts are included in escrow deposits and other assets in the accompanying Consolidated Balance Sheets. GCLP's excess cash flow of approximately $7.2 million is expected to be remittable to the Partnership during 1997.

In 1996, GCLP entered into negotiations to replace the credit enhancement escrow with a $18.5 million letter of credit. The negotiations were finalized in January 1997. The letter of credit provided by a financial institution in the amount of $18.5 million is for a term of not less than two years. The letter of credit may be drawn upon to pay operating shortfalls of GCLP's properties. The available amount under the letter of credit will be reduced by the amount of each draw on the letter of credit. The Partnership received net cash of $11.3 million from the released credit enhancement escrow, after the payment of various costs associated with the letter of credit.

The Partnership has paid regular quarterly distributions since the fourth quarter of 1993. During 1996, the Partnership increased the amount of its regular quarterly distributions to $.10 per unit from $.07 per unit. In each of the first and second quarters of 1996, in addition to the regular quarterly distribution, the Partnership paid an extra distribution of $.15 per unit and in the third quarter of 1996, the Partnership paid an extra distribution of $.40 per unit. The Partnership paid total distributions of $1.10 per unit or $7.0 million in 1996.

Rents collected increased from $107.9 million in 1995 to $109.2 million in 1996 due to the Partnership's continued success in increasing and maintaining higher rental rates during 1996 as compared to 1995. Rental rates at the Partnership's apartment complexes, which account for over 80% of the Partnership's properties, increased an average of 3.0% in

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

1996 as compared to 1995 rental rates. At the Partnership's commercial properties rental rates increased an average of 1.2% as compared to 1995 rental rates. However, payments for property operating expenses increased from $64.8 million in 1995 to $65.5 million in 1996. This increase is primarily due to an increase in payments for property taxes.

The Partnership's management reviews the carrying values of the Partnership's properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. In those instances where impairment is found to exist, a provision for loss is recorded by a charge against earnings. The Partnership's mortgage note receivable review includes an evaluation of the collateral property securing such note. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, a review of the property's cash flow, discussions with the manager of the property and a review of properties in the surrounding area.

As more fully discussed in NOTE 13. "COMMITMENTS AND CONTINGENCIES - Moorman Settlement," the Moorman litigation settlement agreement (the "Moorman Settlement Agreement") set forth certain aggressive, annually increasing targets relating to the price of the Partnership's units of limited partner interest which were not achieved, resulting in, among other things, the required withdrawal of the Partnership's General Partner upon election of a successor and the resulting required purchase of the Redeemable General Partner Interest, as defined below.

The withdrawal of the General Partner requires the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. The Moorman Settlement Agreement provides that any payment for such Redeemable General Partner Interest, fees and other compensation during the pendency of the Moorman Settlement Agreement may, at the option of the Oversight Committee (also established under the Moorman Settlement Agreement), be made over three years pursuant to a secured promissory note bearing interest at a financial institution's prime rate. The Managing General Partner has calculated the fair value of the Redeemable General Partner Interest at December 31, 1996 to be $42.0 million, and believes that there has been no material change in such value since that date. The Partnership would be entitled to offset against such payment the then outstanding principal balance of the note receivable ($4.2 million at December 31, 1996) plus all accrued and unpaid interest ($6.2 million at December 31,
1996) on the note receivable from the General Partner representing its

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

On January 27, 1995, National Realty, SAMLP, the Oversight Committee and William H. Elliott executed an Implementation Agreement which provides for the nomination of an entity controlled by William H. Elliott as successor general partner and for the resolution of all related matters under the Moorman Settlement. On February 20, 1996, the parties to the Implementation Agreement executed an Amended and Restated Implementation Agreement.

On September 23, 1996, the Supervising Judge entered an order granting tentative approval of the Amended and Restated Implementation Agreement and the form of notice to be sent to the original class members. However, the order reserved jurisdiction to determine other matters which must be resolved prior to final approval. Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the unitholders of National Realty for a vote. In addition, the unitholders will vote upon amendments to the National Realty Partnership Agreement which relate to the proposed compensation of the successor general partner and other related matters.

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

Upon approval by the unitholders, SAMLP shall resign as General Partner and the successor general partner shall take office. If the required approvals are obtained, National Realty anticipates that the successor general partner may be elected and take office during the third quarter of 1997.

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

On September 3, 1996, Joseph B. Moorman filed a Motion for Orders Compelling Enforcement of the Moorman Settlement Agreement, Appointment to a Receiver and Collateral Relief with the Superior Court of the State of California in and for the County of San Mateo. The motion alleged that the settling defendants had failed or refused to perform their obligations under the Moorman Settlement Agreement and had breached the Moorman Settlement Agreement. The motion also requested that SAMLP be removed as general partner and a receiver be appointed to manage the Partnership. The motion also requested that American Realty Trust, Inc. ("ART") be ordered to deliver to the court all units which had been purchased by ART since August 7, 1991. A hearing was held on this motion on October 4, 1996. On January 2, 1997, the Supervising Judge entered an order denying the motion.

On January 27, 1997, Joseph B. Moorman filed motions to (i) discharge the Oversight Committee and (ii) vacate the Court's orders and renewed his prior motions to compel enforcement of the Moorman Settlement Agreement, appoint a receiver over the Partnership, and for collateral relief against ART. Also on January 27, 1997, Robert A. McNeil filed motions to (i) be installed as receiver for the Partnership, (ii) vacate the Court's orders, and (iii) disband the Oversight Committee.

A hearing on the motions to discharge or disband the Oversight Committee and to vacate the Court's orders was held on March 21, 1997, and the Supervising Judge ruled that neither Mr. McNeil nor Mr. Moorman had standing to bring the motions. The Supervising Judge also set June 27, 1997, as the hearing date for final approval of the Amendment and Restated Implementation Agreement.

The outcome of this matter cannot presently be determined and the consolidated financial statements do not include any adjustments that might result from the outcome of this matter.

In November 1987, the Board of Directors of the Managing General Partner approved the Partnership's repurchase of up to 10% of National Realty's units of limited partner interest and on December 15, 1992, the Board of Directors of the Managing General Partner approved the repurchase of up to 300,000 additional units in open-market transactions. Through December 31, 1996, the Partnership had purchased a total of 402,960 units at a total cost of $5.1 million. The Partnership has not purchased any additional units under such repurchase program since January 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations

1996 COMPARED TO 1995. The Partnership reported a net loss of $375,000 for 1996 as compared to net income of $3.8 million for 1995. Included in the Partnership's 1995 net income are gains on the sale of real estate of $7.7 million. The primary factors affecting the Partnership's operating results are discussed in the following paragraphs.

Rents increased to $109.4 million for 1996 from $108.0 million in 1995. This increase is primarily due to increased rental rates at the Partnership's apartments and commercial properties. Rental rates at the Partnership's apartment complexes, which represent over 80% of the Partnership's properties, increased an average of 3.0% in 1996 as compared to 1995 rental rates. Rental rates at the Partnership's commercial properties increased an average of 1.2% in 1996 as compared to 1995 rental rates. Rents are expected to continue to increase in 1997.

Interest income increased from $2.9 million in 1995 to $3.3 million in 1996. This increase is primarily attributable to the notes funded in June and November 1996, as well as increased short-term investment income primarily from the credit enhancement escrow account. Interest income is expected to decrease in 1997 due to notes maturing and release of the credit enhancement escrow account as discussed in "Liquidity and Capital Resources," above. These decreases will be offset in part by interest earned on loans funded in 1997.

Interest expense decreased from $35.0 million in 1995 to $33.8 million in 1996. This decrease is due primarily to the sale of two apartment complexes in 1995, as well as a decrease in the variable interest rate on the mortgage debt secured by several apartment complexes and the variable rate portion of the blanket mortgage secured by the GCLP properties. Interest expense is expected to continue to decrease in 1997 due to the anticipated payoff of the pension notes at maturity.

Depreciation and amortization, property taxes and insurance, utilities, property-level payroll costs, repairs and maintenance, other property operation expenses and property management fees for 1996 approximated those for 1995.

General and administrative expenses decreased from $6.3 million in 1995 to $6.0 million in 1996. This decrease is primarily due to a decrease in cost reimbursements to Basic Capital Management, Inc. ("BCM"). This decrease is partially offset by an increase in legal fees related to the Moorman litigation. See NOTE 7. "LEGAL PROCEEDINGS."

In 1996, the Partnership recognized a gain on the sale of real estate of $61,000 on the sale of commercial condominiums in Colorado, compared to gains on sale of real estate in 1995 totaling $7.7 million from the sale of the Harbour Pointe and Vineyards Apartments. See NOTE 3. REAL ESTATE AND DEPRECIATION."

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

Rents increased from $105.0 million in 1994 to $108.0 million in 1995. This increase is primarily attributable to a 3.2% increase in average rental rates combined with a 1.8% increase in average occupancy rates at the Partnership's apartment complexes. In addition, an increase of $280,000 is attributable to the acquisition of the Chalet II Apartments in March 1995. These increases are partially offset by a decrease of $2.3 million due to the sale of the Brandywine and Raintree Apartments in October 1994.

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

Interest expense increased from $34.1 million in 1994 to $35.0 million in 1995. Of this increase, $331,000 is due to an increase in interest expense on the variable rate portion of the blanket mortgage secured by the GCLP properties. An additional increase of $1.0 million is due to mortgage debt which was refinanced in 1994 and 1995 and $89,000 is due to the acquisition of the Chalet II Apartments in March 1995. These increases are offset by a decrease of $713,000 due to the sale of Brandywine and Raintree Apartments in October 1994.

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

General and administrative expenses increased from $5.8 million in 1994 to $6.3 million in 1995. This increase is primarily attributable to an increase in legal and consulting fees related to the Moorman litigation of $429,000 and an increase in the Partnership's overhead reimbursements to BCM.

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


Current Value Reporting

was $410.0 million at such date. Revaluation Equity is defined as the difference between the appraised value of the Partnership's real estate, adjusted to reflect the Partnership's estimate of disposition costs, and the face amount of the mortgage notes payable and accrued interest, if any, encumbering such real estate. The Current Appraised Value of the Partnership's properties at December 31, 1995, was $654.1 million, and Revaluation Equity was $310.0 million at such date.

In 1996, the Partnership retained an independent appraiser to determine the Current Appraised Value of the Partnership's properties as of December 31, 1996, in a manner consistent with the methodology used to determine Current Appraised Value as of December 31, 1995 and March 31, 1987. The Current Appraised Value of the Partnership's properties at December 31, 1996 was $691.5 million and Revaluation Equity was $345.9 million at such date.

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

The adoption of SFAS No. 121 had no effect on the Partnership's depreciation or reported net loss for 1996.


















                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA







                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants ........................ 39

Consolidated Balance Sheets -
    December 31, 1996 and 1995 ............................................ 40

Consolidated Statements of Operations -
    Years Ended December  31, 1996, 1995 and 1994 ......................... 41

Consolidated Statements of in Partners' Equity (Deficit) -
    Years Ended December  31, 1996, 1995 and 1994 ......................... 42

Consolidated Statements of Cash Flows -
    Years Ended December  31, 1996, 1995 and 1994 ......................... 43

Notes to Consolidated Financial Statements ................................ 45

Schedule III - Real Estate and Accumulated Depreciation ................... 65

Schedule IV  - Mortgage Loans on Real Estate .............................. 70





All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Partners
National Realty, L.P.


We have audited the accompanying consolidated balance sheets of National Realty, L.P., a limited partnership, as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Partnership's Managing General Partner. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

As described in Note 13. "COMMITMENTS AND CONTINGENCIES - Moorman Settlement," the Moorman Settlement requires the Partnership to purchase the Redeemable General Partner Interest upon the election of a successor general partner. Although the parties have reached an agreement on the amount to be paid and the terms of payment, the agreement has not received final approval of the Supervising Judge or the unitholders.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Realty, L.P. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.




                                                     BDO Seidman, LLP

Dallas, Texas
March 14, 1997

                             NATIONAL REALTY, L.P.
                          CONSOLIDATED BALANCE SHEETS

                                                  December 31,
                                             ----------------------
                                               1996          1995
                                             ---------    ---------
                     Assets                  (dollars in thousands)
Real estate held for investment
   Land .................................... $  51,342    $  51,342
   Buildings and improvements ..............   396,626      391,097
                                             ---------    ---------
                                               447,968      442,439

   Less - Accumulated depreciation .........  (223,204)    (212,957)
                                             ---------    ---------
                                               224,764      229,482

Notes and interest receivable, net of
   deferred gains ($15,787 in 1996 and
   1995) ...................................    15,189       12,156
   Less - allowance for estimated losses ...    (1,910)      (1,910)
                                             ---------    ---------
                                                13,279       10,246

Cash and cash equivalents ..................     5,872       20,699
Accounts receivable ........................     2,040        1,220
Prepaid expenses ...........................     1,663        1,253
Escrow deposits and other assets ...........    18,496       14,930
Marketable equity securities of affiliate
   (at market) .............................     1,272          722
Deferred financing costs ...................    13,947       14,378
                                             ---------    ---------
                                             $ 281,333    $ 292,930
                                             =========    =========

Liabilities and Partners' Equity (Deficit)
Liabilities
   Notes and interest payable .............. $ 325,921    $ 326,500
   Pension notes and related interest
      payable, net .........................    13,478       12,034
   Accrued property taxes ..................     6,928        6,792
   Tenant security deposits ................     3,040        2,908
   Accounts payable and other liabilities
      (including $85 in 1996 and $272 in
      1995 to affiliates) ..................     7,057       11,966
                                             ---------    ---------
                                               356,424      360,200

Commitments and contingencies

Redeemable General Partner Interest ........    37,855       31,997
Partners' equity (deficit)
   General Partner .........................     2,649        2,656
   Limited Partners (6,328,303 units in
      1996 and 6,417,981 units in 1995) ....   (74,568)     (66,204)
   Unrealized gain on marketable equity
      securities ...........................     1,003          453
                                             ---------    ---------
                                               (70,916)     (63,095)
Redeemable General Partner Interest ........   (42,030)     (36,172)
                                             ---------    ---------
                                              (112,946)     (99,267)
                                             ---------    ---------
                                             $ 281,333    $ 292,930
                                             =========    =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                 For the Years Ended December 31,
                                            -----------------------------------------
                                               1996            1995           1994
                                            -----------    -----------    -----------
                                           (dollars in thousands, except per unit)
Revenues
   Rents ................................   $   109,384    $   108,017    $   105,014
   Interest .............................         3,297          2,875          2,430
   Other ................................            --             --            102
                                            -----------    -----------    -----------
                                                112,681        110,892        107,546

Expenses
   Interest .............................        33,759         34,956         34,145
   Depreciation .........................        10,247         10,268         10,034
   Property taxes & insurance ...........        12,511         12,196         11,976
   Utilities ............................        11,712         11,498         11,750
   Repairs and maintenance ..............        23,726         23,875         21,896
   Property-level payroll costs .........         6,338          6,545          6,252
   Other property operation expenses ....         4,160          4,563          4,401
   Property management fees (including
      $811 in 1996, $674 in 1995 and $619
      in 1994 to affiliates) ............         4,689          4,643          4,518
   General and administrative (including
      $3,329 in 1996, $3,907 in 1995 and
      $3,596 in 1994 to affiliates) .....         5,975          6,252          5,809
                                            -----------    -----------    -----------

                                                113,117        114,796        110,781
                                            -----------    -----------    -----------


(Loss) from operations ..................          (436)        (3,904)        (3,235)
Gain on sale of real estate .............            61          7,701          8,252
                                            -----------    -----------    -----------

Net income (loss) .......................   $      (375)   $     3,797    $     5,017
                                            ===========    ===========    ===========



Earnings per unit
Net income (loss) .......................   $      (.06)   $       .58    $       .77
                                            ===========    ===========    ===========



Weighted average units of limited
   partner interest used in computing
   earnings per unit ....................     6,387,270      6,418,104      6,418,572
                                            ===========    ===========    ===========





The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                                               Unrealized
                                                                Gain on   Redeemable
                                                               Marketable  General      Partners'
                                      General      Limited      Equity     Partner       Equity
                                      Partner      Partners    Securities  Interest     (Deficit)
                                     ---------    ---------    ---------   ---------    ---------
                                                          (dollars in thousands)
Balance at January 1, 1994 .......   $   2,480    $ (63,931)   $     324   $ (25,775)   $ (86,902)

Adjustment to Redeemable
   General Partner Interest ......          --           --           --      (7,200)      (7,200)
Unrealized gain on marketable
   equity securities of
   affiliate .....................          --           --           43          --           43
Distributions ($.44 per unit) ....          --       (2,781)          --          --       (2,781)
Net income .......................         100        4,917           --          --        5,017
                                     ---------    ---------    ---------   ---------    ---------

Balance at December 31, 1994 .....       2,580      (61,795)         367     (32,975)     (91,823)

Adjustment to Redeemable
   General Partner Interest ......          --           --           --      (3,197)      (3,197)
Unrealized gain on marketable
   equity securities of
   affiliate .....................          --           --           86          --           86
Distributions ($1.28 per unit) ...          --       (8,130)          --          --       (8,130)
Net income .......................          76        3,721           --          --        3,797
                                     ---------    ---------    ---------   ---------    ---------

Balance at December 31, 1995 .....       2,656      (66,204)         453     (36,172)     (99,267)

Adjustment to Redeemable
   General Partner Interest ......          --           --           --      (5,858)      (5,858)
Repurchase of units of limited
   partner interest ..............          --         (954)          --          --         (954)
Distributions ($1.10 per unit) ...          --       (7,042)          --          --       (7,042)
Unrealized gain on marketable
   equity securities of affiliate           --           --          550          --          550
Net (loss) .......................          (7)        (368)          --          --         (375)
                                     ---------    ---------    ---------   ---------    ---------

Balance, December 31, 1996 .......   $   2,649    $ (74,568)   $   1,003   $ (42,030)   $(112,946)
                                     =========    =========    =========   =========    =========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                For the Years Ended December 31,
                                               ----------------------------------
                                                 1996        1995         1994
                                               ---------   ---------    ---------
                                                   (dollars in thousands)
Cash Flows From Operating Activities
   Rents collected ........................... $ 109,230   $ 107,935    $ 105,415
   Interest collected ........................     3,098       2,754        2,354
   Interest paid .............................   (29,238)    (30,737)     (30,673)
   Payments for property operations
      (including $811 in 1996, $674 in
      1995 and $619 in 1994 to affiliates)  ..   (65,505)    (64,803)     (63,407)
   General and administrative expenses
      paid (including $3,329 in 1996,
      $3,907 in 1995 and $3,596 in 1994
      to affiliates) .........................    (5,892)     (6,556)      (5,894)
   Other .....................................        --          --           14
                                               ---------   ---------    ---------
      Net cash provided by operating
         activities ..........................    11,693       8,593        7,809

Cash Flows From Investing Activities
   Sales of real estate ......................        61       6,947        4,544
   Real estate improvements ..................    (5,529)     (4,105)      (5,411)
   Acquisition of real estate ................        --      (1,663)          --
   Acquisition and settlement of notes
      receivable .............................        --      (1,207)          --
   Collections on notes receivable ...........       500       3,700          639
   Funding of notes receivable ...............    (3,500)         --           --
                                               ---------   ---------    ---------
      Net cash provided by (used in)
         investing activities ................    (8,468)      3,672         (228)

Cash Flows From Financing Activities
   Borrowings from financial institutions ....     8,116      40,808        9,986
   Payments from (to) affiliates, net ........      (191)      3,558       (4,648)
   Payments of mortgage notes payable ........   (10,159)    (37,242)      (9,701)
   Deferred financing costs (including
      $89 in 1996 and $423 in 1995 to
      affiliate) .............................    (1,459)       (627)        (727)
   Repurchase of units of limited
      partner interest .......................      (954)         --           --
   Distributions to unitholders ..............   (13,405)     (1,811)      (2,781)
                                               ---------   ---------    ---------
      Net cash provided by (used in)
         financing activities ................   (18,052)      4,686       (7,871)
                                               ---------   ---------    ---------

Net increase (decrease) in cash and cash
   equivalents ...............................   (14,827)     16,951         (290)
Cash and cash equivalents at beginning of
   year ......................................    20,699       3,748        4,038
                                               ---------   ---------    ---------

Cash and cash equivalents at end of year ..... $   5,872   $  20,699    $   3,748
                                               =========   =========    =========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                For the Years Ended December 31,
                                                --------------------------------
                                                  1996        1995        1994
                                                --------    --------    --------
                                                     (dollars in thousands)
Reconciliation of net income (loss) to net
   cash provided by operating activities
   Net income (loss) .......................... $   (375)   $  3,797    $  5,017
   Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities
         Depreciation and amortization ........   10,465      10,254       9,972
         Gain on sale of real estate ..........      (61)     (7,701)     (8,252)
         Amortization of deferred financing
            costs .............................    2,222       2,425       2,315
         Increase in interest payable .........    1,854       1,763       1,146
         Increase in other liabilities ........    1,146         876         749
         (Increase) decrease in interest
            receivable ........................       13          76         (14)
         (Increase) in other assets ...........   (3,571)     (2,897)     (3,124)
                                                --------    --------    --------
            Net cash provided by operating
            activities ........................ $ 11,693    $  8,593    $  7,809
                                                ========    ========    ========



Schedule of noncash investing activities
   Notes payable assumed by buyer upon
      sale of properties ...................... $     --    $  8,165    $     --
   Unrealized gain on marketable equity
      securities of affiliate .................      550          86          43







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

Certain balances for 1995 and 1994 have been reclassified to conform to the 1996 presentation. Units and per unit data have been restated for the three for one forward unit split effected January 2, 1996.

NOTE 1.        ORGANIZATION

General. National Realty, L.P. ("National Realty") is a Delaware limited partnership which commenced operations on September 18, 1987 when it acquired through National Operating, L.P. (the "Operating Partnership" or "NOLP") all of the assets, and assumed all of the liabilities, of 35 public and private limited partnerships.

National Realty is the sole limited partner of the Operating Partnership and owns 99% of the beneficial interest in the Operating Partnership. The general partner of, and owner of 1% of the beneficial interest in each of, National Realty and the Operating Partnership is Syntek Asset Management, L.P. (the "General Partner" or "SAMLP"). Gene E. Phillips is a general partner of SAMLP with a .95% general partner interest. Syntek Asset Management, Inc. ("SAMI") is the managing general partner of SAMLP, with a .10% general partner interest in SAMLP. SAMI, of which Mr. Phillips served as a director, Chairman of the Board and Chief Executive Officer until May 15, 1996, is a company owned by Basic Capital Management, Inc. ("BCM"). American Realty Trust, Inc. ("ART"), a publicly held real estate investment company of which Mr. Phillips served as Chairman of the Board and director until November 16, 1992, owns a 96% limited partner interest in SAMLP. Mr. Phillips and William S. Friedman own the remaining 2.95% limited partner interest in SAMLP. Mr. Friedman was a general partner of SAMLP until March 4, 1994.

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

Except as described under NOTE 13. "COMMITMENTS AND CONTINGENCIES - Moorman Settlement," all decisions relating to the Partnership, including all decisions with respect to the acquisition, disposition, improvement, financing or refinancing of the Partnership's properties or other investments, are made by the Managing General Partner. However, all decisions with respect to the acquisition, disposition, improvement, financing or refinancing of the GCLP properties are made by GCMI or GCI as managing general partner of GCLP or the single asset partnerships, respectively.

BCM, SAMI's corporate parent, performs certain administrative functions for the Partnership, such as accounting services, mortgage servicing and portfolio review and analysis, on a cost reimbursement basis. Since February 1, 1990 BCM or affiliates of BCM have provided property management services for the Partnership. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM, performs such property management services for the Partnership. BCM or affiliates of BCM also perform loan placement services, leasing services and real estate brokerage and acquisition services and other services for the Partnership for fees and commissions. See NOTE 10. "GENERAL PARTNER FEES AND COMPENSATION." GCMI performs administrative functions, similar to those performed for the Partnership by BCM, for GCLP on a cost reimbursement basis. The common stock of GCI and GCMI is owned by John A. Doyle (20%), Richard A. Green (40%) and Henry W. Simon (40%).

Participation in net income, net loss and distributions. The limited partners of National Realty have a 99% interest and the General Partner has 1% interest in the net income or net loss and distributions of National Realty. National Realty has a 99% and the General Partner has a 1% interest in the net income or net loss of the Operating Partner-

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1.        ORGANIZATION (Continued)

ship. The 1% General Partner interest in each of National Realty and the Operating Partnership is equal to a 1.99% interest on a combined basis. The Operating Partnership has a 99.3% limited partner interest and GCMI has a .7% general partner interest in the net income or net loss and distributions of GCLP. GCLP has a 99% interest and GCI has a 1% interest in the net income or net loss and distributions of the 52 single asset partnerships that hold title to the apartment complexes. GCMI's .7% general partner interest in GCLP and GCI's 1% general partner interest in the single asset partnerships is equal to a 1.68% interest on a combined basis. For tax purposes limited partners are allocated their proportionate share of net income or net loss commencing with the calendar month subsequent to their entry into the Partnership. During the pendency of the Moorman Settlement Plan (as defined in NOTE 13. "COMMITMENTS AND CONTINGENCIES - Moorman Settlement"), the General Partner's base compensation, equal to 10% of the distributions to unitholders from the Partnership's cash from operations, is waived.

General Partner's capital contribution. In return for its 1% interest in National Realty, the General Partner was required to make aggregate capital contributions to the Partnership in an amount equal to 1.01% of the total initial capital contributions to the Partnership. The General Partner contributed $500,000 in cash with the remaining contribution evidenced by a promissory note bearing interest at the rate of 10% per annum compounded semi-annually payable on the earlier of September 18, 2007, liquidation of the Partnership or termination of the General Partner's interest in the Partnership. The principal balance of such promissory note was $4.2 million at December 31, 1996 and 1995.

In the accompanying Consolidated Balance Sheets, the note receivable from the General Partner is offset against the Redeemable General Partner Interest as described in NOTE 13. "COMMITMENTS AND CONTINGENCIES - Moorman Settlement." The General Partner received its 1% interest in the Operating Partnership in exchange for its agreement to serve as general partner of the Operating Partnership. If National Realty issues additional units of limited partner interest, the General Partner is entitled to maintain its aggregate 1% interest in each of National Realty and the Operating Partnership without payment of additional consideration.

GCMI received its .7% general partner interest in GCLP in exchange for a mortgage note receivable. National Realty subsequently purchased the mortgage note receivable for a $900,000 note payable. GCI received its 1% general partner interest in the single asset partnerships in exchange for agreeing to manage the apartment complexes owned by each of the partnerships.

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

Real Estate Held for Investment and Depreciation. Real estate held for investment is carried at cost. Statement of Financial Accounting Standards No. 121 ("SAFS No. 121") requires that a property be considered impaired, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized, by a charge against earnings, equal to the amount by which the carrying amount of the property exceeds the fair value of the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Such new cost is depreciated over the property's remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which range from 7 to 40 years.

Real Estate Held for Sale. Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. SFAS No. 121 also requires that properties held for sale be reported at the lower of carrying amount or fair value less costs of sale. If a reduction in a held for sale property's carrying amount to fair value less costs of sale is required, a provision for loss shall be recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale property's estimated fair value less costs of sale is recorded as an adjustment to the property's carrying amount, but not in excess of the property's carrying amount when originally classified as held for sale. A corresponding charge against or credit to earnings is recognized. Properties held for sale are not to be depreciated.

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Allowance for estimated losses. A valuation allowance is provided for estimated losses on notes receivable considered to be impaired. Impairment is considered to exist when it is probable that all amounts due under the terms of the note will not be collected. Valuation allowances are provided for estimated losses on notes receivable to the extent that the Partnership's investment in the note exceeds the Partnership's estimate of net realizable value of the collateral securing such note, or fair value of the collateral if foreclosure is probable.

Interest recognition on notes receivable. It is the Partnership's policy to cease recognizing interest income on notes receivable that have been delinquent for 60 days or more. In addition, accrued but unpaid interest income is only recognized to the extent that the net realizable value of underlying collateral exceeds the carrying value of the receivable.

Deferred financing costs. Deferred financing costs, which include bank, legal, appraisal and consulting fees, are capitalized and amortized on the interest-rate method over the term of the related loans.

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

Fair value of financial instruments. The Partnership used the following assumptions in estimating the fair value of its notes receivable, marketable equity securities and notes payable. For performing notes receivable, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For nonperforming notes receivable, the estimated fair value of the Partnership's interest in the collateral property was used. For marketable equity securities, fair value was the year end closing market price of each security. For notes payable, the fair value was estimated using current rates for mortgages with similar terms and maturities, which, at December 31, 1996 and 1995, approximated carrying value.

Cash equivalents. For purposes of the Consolidated Statements of Cash Flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per unit. Income (loss) per unit of limited partner interest is computed based upon the weighted average number of units outstanding during each year. Accordingly, net income (loss) per unit is derived by dividing 98.01% of the Partnership's net income by 6,387,270, 6,418,104 and 6,418,572 units for 1996, 1995 and 1994, respectively.


NOTE 3.        REAL ESTATE AND DEPRECIATION

In 1991, the General Partner of the Partnership selected a group of assets which it offered for sale in accordance with the terms of the Moorman Settlement Agreement classifying those properties as held for sale. The Partnership, among others, has entered into an agreement which provides for the nomination of a successor general partner and for the resolution of all matters under the Moorman Settlement Agreement. In contemplation of the election of such successor general partner and termination of the Moorman Settlement Plan, the Partnership classified all of the Partnership's properties as held for investment at December 31, 1995. See NOTE 13. "COMMITMENTS AND CONTINGENCIES - Moorman Settlement."

In March 1995, the Partnership purchased the Chalet II Apartments, a 72 unit apartment complex in Topeka, Kansas, for $1.6 million. The Partnership paid $439,000 in cash and obtained new mortgage financing of $1.2 million. The mortgage bears interest at a variable rate, (10% per annum, at December 31, 1996), requires monthly payments of principal and interest, currently $12,000, and matures in March 2002.

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

In October 1994, the Partnership sold the Brandywine and Raintree Apartments, both located in Meridian Township, Michigan, to a single buyer for a total of $14.8 million. The Partnership received net cash of $4.5 million after the payoff of $9.4 million in existing mortgage debt, the payment of $82,000 in prepayment penalties and various closing costs associated with the sale. The Partnership recognized gains totaling $8.3 million on the sale.

                            NATIONAL REALTY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.        NOTES RECEIVABLE

Notes and interest receivable consisted of the following:

                                 1996                   1995
                          -------------------    -------------------
                          Estimated              Estimated
                            Fair       Book        Fair       Book
                            Value      Value       Value      Value
                          --------   --------    --------   --------
Notes receivable
   Performing ........... $ 26,189   $ 25,950    $ 28,216   $ 28,050
   Nonperforming ........    5,108      5,100          --         --
                          --------   --------    --------   --------
                          $ 31,297     31,050    $ 28,216     28,050
                          ========               ========   ========

Interest receivable .....                  68                     80
Unamortized (discounts)..                (142)                  (187)
Deferred gains ..........             (15,787)               (15,787)
                                     --------               --------
                                     $ 15,189               $ 12,156
                                     ========               ========

The Partnership does not recognize interest income on nonperforming notes receivable. For 1994, unrecognized interest income on nonperforming notes totaled $372,000. All notes were performing in 1996 and 1995.

Notes receivable mature from 1997 through 2002 with interest rates ranging from 9.0% to 16.0% with a weighted average interest rate of 11.1%. Discounts were based on interest rates at the time of origination. Notes receivable are nonrecourse and are generally collateralized by real estate. The majority of the notes receivable require monthly payments of interest only with "balloon" principal payments at the end of their respective terms.

Deferred gains result from property sales where the buyer has either made an inadequate down payment or has not met the continuing investment test of SFAS No. 66. See NOTE 2. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Revenue Recognition on the Sale of Real Estate."

Effective December 1993, the Partnership ceased accruing interest income in excess of the "pay rate" (cash received) on the note receivable secured by the Warner Creek Apartments in Woodland Hills, California, as the carrying value of the note receivable approximates the net realizable value of the collateral securing such note. Unrecognized interest income was $541,000, $524,000 and $466,000 in 1996, 1995 and 1994, respectively.

In June 1996, the Partnership funded a $1.5 million loan to JNC Enterprises, Ltd. ("JNC"), secured by a first mortgage on 67 acres of unimproved land in Collin County, Texas and by a second mortgage on 182 acres of unimproved land in McKinney, Texas. The loan bears interest at 16.0% per annum and matures in June 1997. All principal and accrued but unpaid interest is due at maturity.

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.      NOTES RECEIVABLE  (Continued)

In November 1996, the Partnership made a second loan to JNC in the amount of $2.0 million, $1.0 million of which was funded in November 1996 and the remaining $1.0 million was funded in December 1996. The loan is secured by a 73.7% limited partner interest in a partnership which owns 272 acres of undeveloped land in The Colony, Texas. The note bears interest at 16% per annum, requires monthly payments of interest only and matures in November 1997. This loan is cross-collateralized with the loan made to JNC in June 1996.

In February 1995, as part of a lawsuit settlement with an insurance company, the Partnership, among other things, acquired from the insurance company a mortgage note secured by land in Granby, Colorado and a mortgage note secured by commercial condominiums also in Granby, Colorado. In August 1996, the Partnership completed foreclosure on the collateral properties securing the notes. Also in August 1996, the Partnership sold the commercial condominiums for $80,000 in cash. The Partnership received net cash of $61,000 after payment of related closing costs. The Partnership recognized a gain of $61,000 on the sale having assigned nominal value to the condominiums.

In October 1995, the Partnership accepted a $3.7 million discounted payoff of three wraparound mortgage notes secured by the Hurstbourne Business Park in Louisville, Kentucky. The Partnership received $1.5 million in cash after the payoff of $2.2 million in underlying mortgage debt. No loss was recorded as the discounted note payoff was equal to the Partnership's net carrying value of the loans.

NOTE 5.      ALLOWANCE FOR ESTIMATED LOSSES

The allowance for estimated losses was as follows:

                              1996     1995     1994
                             ------   ------   ------
Balance December 31,......   $1,910   $1,910   $1,910
                             ======   ======   ======

NOTE 6.      INVESTMENTS IN MARKETABLE EQUITY SECURITIES OF AFFILIATE

The Partnership owns 195,732 shares of the common stock of ART, a publicly held real estate investment company, which the Partnership acquired in open market purchases in 1990 at an adjusted cost of $269,000. The Partnership considers the ART common stock to be available-for-sale and the shares are therefore carried at fair value (period end market value). The market value of the ART common stock was $1.3 million at December 31, 1996 and $722,000 at December 31, 1995. See NOTE 1. "ORGANIZATION."

NOTE 7.  NOTES PAYABLE

Notes payable at December 31, 1996 and 1995 are collateralized by land, buildings and improvements and are generally nonrecourse to the partnership. The GCLP mortgage debt, as discussed below, is cross-

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7.      NOTES PAYABLE
             (Continued)

collateralized and cross-defaulted among the apartment complexes and wraparound note receivable that serve as collateral for such debt. The notes payable outstanding at December 31, 1996 bear interest at stated rates ranging from 5.0% to 11.5% with a weighted average rate of 8.6% and such notes have maturities or call dates ranging from one to 27 years.

In March 1996, the Partnership refinanced the mortgage debt secured by the Whispering Pines Apartments in Canoga Park, California in the amount of $2.4 million. The Partnership received net cash of $37,000 after the payoff of $2.3 million in existing mortgage debt, which had matured in December 1995, and related closing costs associated with the financing. The new mortgage bears interest at the rate of 7.5% per annum, requires monthly payments of principal and interest of $19,000 and matures in April 2001.

In April 1996, the mortgage debt secured by the Club Mar Apartments in Sarasota, Florida was voluntarily placed into default to facilitate a request for debt relief under the Housing and Urban Development ("HUD") Partial Payment of Claim program. The request was necessitated due to the negative impact of road improvements in front of the property which have been ongoing since January 1995. The Partnership expects a modification of the mortgage to be completed in the second quarter of 1997.

In September 1994, the Partnership sold the Creekwood Apartments in College Park, Georgia, for $6.0 million. The Partnership has accounted for the sale as a financing transaction, due to the Partnership having provided financing of the purchaser's down payment. In July 1996, the purchaser refinanced the existing mortgage debt in the amount of $4.7 million. The Partnership received $1.2 million in excess financing proceeds from the refinancing, after the payoff of the existing mortgage debt and the funding of various closing costs associated with the loan. The Partnership continues to account for the Creekwood Apartments as an owned property and the September 1994 sale and July 1996 refinancing as financing transactions of the Partnership, as the Partnership's down payment loan to the purchaser remains outstanding.

In September 1996, the Partnership obtained mortgage financing for the previously unencumbered Harbor Plaza Shopping Center in Aurora, Colorado in the amount of $1.8 million. The Partnership received net cash of $1.6 million after payment of various closing costs associated with the financing. The mortgage bears interest at 9.41% per annum, requires monthly payments of principal and interest of $15,831 and matures in October 2006.

The Partnership holds a wraparound mortgage note receivable secured by a shopping center in Las Vegas, Nevada. The underlying note payable has

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7.  NOTES PAYABLE  (Continued)

matured. The lender has not issued a notice of default or demand for payment. The mortgage payments continue to be made in accordance with the terms of the matured note.

In 1995, the Partnership refinanced the mortgage debt secured by the Mallard Lake Apartments in Greensboro, North Carolina in the amount of $8.2 million, the Four Seasons Apartments in Denver, Colorado in the amount of $9.9 million, the Nora Pines Apartments in Indianapolis, Indiana in the amount of $6.2 million, the Covered Bridge Apartments in Gainesville, Florida in the amount of $4.7 million, the Marina Playa Office Building in Santa Clara, California in the amount of $8.3 million and the Timbercreek Apartments in Omaha, Nebraska in the amount of $5.0 million. The Partnership received net cash of $10.7 million after the payoff of $27.8 million in existing mortgage debt including $315,000 in prepayment penalties. The remainder of the refinancing proceeds were used to fund escrows for replacements and repairs and to pay various closing costs associated with the refinancings. The new mortgages bear interest at rates ranging from 7.75% to 8.75% per annum, require monthly payments of principal and interest and mature from June 2005 to January 2006.

In November 1992, the Partnership transferred the net assets of 52 apartment complexes and a wraparound note receivable to GCLP, which then refinanced such assets with a financial institution through the issuance of a $223.0 million blanket mortgage. GCLP used the refinancing proceeds to pay off the mortgage debt of the 52 properties and the wraparound note receivable.

In conjunction with the refinancing, four escrow accounts were established and GCLP made an initial deposit totaling $3.8 million from the refinancing proceeds. The recurring replacement escrow required monthly deposits of $232,000 to be used for capital repairs, replacements and improvements. The capital replacement escrow required monthly deposits which totaled $1.7 million in 1994. No capital replacement escrow deposits were required in 1995 or 1996. The credit enhancement escrow required monthly deposits (totaling $3.5 million in 1996, $3.3 million in 1995 and $3.0 million in each of 1993 and 1994). In 1996, GCLP entered into negotiations to replace the credit enhancement escrow with a $18.5 million letter of credit. The negotiations were finalized in January 1997. The letter of credit provided by a financial institution in the amount of $18.5 million is for a term of not less than two years. The letter of credit may be drawn upon to pay operating shortfalls of GCLP's properties. The available amount under the letter of credit will be reduced by the amount of each draw on the letter of credit. The Partnership received net cash of $11.3 million from the released credit enhancement escrow, after the payment of various costs associated with the letter of credit. A tax and insurance escrow was also established which requires monthly payments based on projections of real estate taxes and insurance.

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7.  NOTES PAYABLE (Continued)

Under the blanket mortgage, GCLP is prohibited from further encumbering, financing or selling any of the fifty-two properties or the wraparound note receivable for a five year period ending November 22, 1997. At such time, GCLP may retire the blanket mortgage in whole or part, with some restrictions.

Scheduled notes payable principal payments (including pension notes) are due as follows:

1997 ..................................................    $ 21,320
1998 ..................................................      14,274
1999 ..................................................      28,997
2000 ..................................................       6,399
2001 ..................................................      10,831
Thereafter ............................................     255,207
                                                           --------
                                                           $337,028
                                                           ========

NOTE 8.        PENSION NOTES

In connection with its formation, the Partnership issued $4.7 million of 8% subordinated Pension Notes to certain investors in exchange for their interest in the net assets of certain of the "rolled-up" partnerships. The Pension Notes are issued under an Indenture between the Partnership and Bank of America Texas as successor Trustee. The Pension Notes are unsecured, subordinated obligations of the Partnership and bear interest at the rate of 8% compounded annually. Principal and interest are to be paid upon maturity on September 18, 1997 or earlier redemption. At December 31, 1996, such redemption amount was $13.5 million, including accrued but unpaid interest.

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

The 8% stated interest rate on the Pension Notes is different than the assumed market rate at the time of issuance. Such discount is being amortized over the term of the Pension Notes using the interest method. Interest expense of $1,444,000, $1,289,000 and $1,151,000 was recognized on the Pension Notes in 1996, 1995 and 1994, respectively.

NOTE 9.        WARRANTS

Pursuant to the Moorman Settlement Agreement, on February 14, 1992 the Partnership issued warrants to purchase an aggregate of 2,019,579 of its units of limited partner interest subject to adjustment. Each warrant initially entitled the holder thereof to purchase three quarters of one

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 9.        WARRANTS  (Continued)

unit at the exercise price ($11.00 per warrant). The initial exercise price was equal to $14.67 per unit and increased to $16.00 per unit on February 14, 1993, subject to adjustment. The warrants were exercisable for five years from the date of issuance and expired on February 14, 1997. Prior to their expiration a total of 1,631 warrants were exercised for the purchase of 1,226 units. See
NOTE 13. "COMMITMENTS AND CONTINGENCIES - Moorman Settlement."

NOTE 10.       GENERAL PARTNER FEES AND COMPENSATION

General. Gene E. Phillips is a general partner of SAMLP, the Partnership's General Partner. Mr. Phillips served as a director, Chairman of the Board and Chief Executive Officer of SAMI, the Partnership's Managing General Partner until May 15, 1996. Mr. Phillips and the executive officers of SAMI also serve as officers or directors of various other real estate entities. These entities may have the same objectives and may be engaged in activities similar to those of the Partnership.

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

Reimbursement of Administrative Expenses. To the extent that officers or employees of the general partners or any of their affiliates participate in the operation or administration of the Partnership or GCLP, the general partners and their affiliates are to be reimbursed under the partnership agreements for salaries, travel, rent, deprecia-

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 10.       GENERAL PARTNER FEES AND COMPENSATION (Continued)

tion, utilities and general overhead items incurred and properly allocable to such services. Such amounts are included in General and Administrative expense in the accompanying Consolidated Statements of Operations.

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

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 10.         GENERAL PARTNER FEES AND COMPENSATION (Continued)

Fees and cost reimbursement to SAMLP, the General Partner of the Partnership, and its affiliates:

                                                   1996        1995        1994
                                                  ------      ------      ------
Property and construction
   management fees* ........................      $  744      $  700      $  725
Loan placement fees ........................          89         423          30
Real estate commissions ....................          --         576         444
Leasing commissions ........................          67          73         102
Reimbursement of administrative
   expenses ................................       2,610       3,232       2,868
                                                  ------      ------      ------
                                                  $3,510      $5,004      $4,169
                                                  ======      ======      ======

----------------------

* Net of property management fees paid to subcontractors, other than Carmel Realty.

Cost reimbursements to GCMI, the general partner of GCLP:


                                                  1996        1995        1994
                                                  ----        ----        ----
Reimbursement of administrative
   expenses ................................      $719        $675        $728
                                                  ====        ====        ====

NOTE 11.    RENTS UNDER OPERATING LEASES

The Partnership's operations include the leasing of commercial properties (office buildings and shopping centers). The leases thereon expire at various dates through 2013. The following is a schedule of minimum future rents on non-cancelable operating leases as of December 31, 1996:

1997 ..................................................    $ 9,599
1998 ..................................................      7,276
1999 ..................................................      5,837
2000 ..................................................      4,380
2001 ..................................................      4,363
Thereafter ............................................     14,383
                                                           -------
                                                           $45,838
                                                           =======

NOTE 12.         INCOME TAXES

The Partnership's partners include their share of partnership income or loss in their respective tax returns and, accordingly, no income taxes have been provided in the accompanying Consolidated Statements of Operations.

In December 1987, Congress passed legislation requiring certain publicly traded partnerships to be taxed as corporations. National Realty qualifies for "grandfather" treatment and will be treated as a partnership for federal tax purposes until at least 1997, unless the Partnership adds a substantial new line of business, which would require approval of the Oversight Committee (see
NOTE 13. "COMMITMENTS AND

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 12.         INCOME TAXES (Continued)

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

NOTE 13.         COMMITMENTS AND CONTINGENCIES

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

The Moorman Settlement Agreement is complex and the following summary is qualified in its entirety by reference to the text thereof, which was previously included as an exhibit to the Partnership's Form 10-Q for the quarter ended March 31, 1990, as filed with the Securities and Exchange Commission. The Moorman Settlement Agreement provides for a plan (the "Moorman Settlement Plan") consisting of, among other things, the following: (i) the appointment and operation of a committee (the "Oversight Committee"), to oversee the implementation of the Moorman Settlement Plan, (ii) the appointment and operation of an audit committee having a majority of members unaffiliated with Messrs. Phillips and Friedman or SAMLP, (iii) the establishment of specified annually increasing targets described below (each a "Target") for each of the next five years through May 1995, relating to the price of the units of limited partner interest as decreased for certain distributions to unitholders, (iv) an agreement by SAMLP not to seek reimbursement of greater than $500,000 per year for Messrs. Phillips' and Friedman's salaries for serving as general partners of SAMLP, (Mr. Friedman resigned as general partner of SAMLP effective March 4, 1994) and a deferral of such payments until such time as a Target may be met, and, if SAMLP resigns as General Partner, a waiver of any compensation so deferred, (v) a deferral until such time as a Target may be met of certain future annual General Partner compensation payable, pursuant to the Partnership's governing documents, to SAMLP or its affiliates, and,

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 13.         COMMITMENTS AND CONTINGENCIES (Continued)

Moorman Settlement (Continued)

if SAMLP resigns as General Partner, a waiver of any compensation so deferred,
(vi) the required distribution to unitholders of all the Partnership's operating cash flow in excess of certain renovation costs, unless the Oversight Committee approves alternative uses for such operating cash flow, (vii) the issuance of Warrants to purchase an aggregate of up to 2,019,579 units (the "Warrants") to Class Members, (viii) the contribution by certain co-defendants of cash and notes payable to the Partnership aggregating $5.5 million (including $2.5 million to be contributed by SAMLP and its general partners over a four-year period), (ix) the amendment of the Partnership Agreement to reduce the vote required to remove the General Partner from a two-thirds vote to a majority vote of the units, (x) the Partnership's redemption of its unit purchase rights and an agreement not to adopt a similar rights plan without Oversight Committee approval and (xi) the Partnership's payment of certain settlement costs, including plaintiffs' attorneys' fees in the amount of $3.4 million. The Moorman Settlement Plan will remain in effect until SAMLP has resigned as General Partner and a successor general partner is elected and takes office, and the Warrants remained exercisable for five years from the date of issuance and expired on February 14, 1997. Prior to their expiration a total of 1,631 Warrants were exercised for the purchase of 1,226 units.

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


NOTE 13.         COMMITMENTS AND CONTINGENCIES (Continued)

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

The withdrawal of the General Partner would require the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. Under the Moorman Settlement Agreement, payment for such Redeemable General Partner Interest, fees and other compensation may, at the Oversight Committee's option, be paid over a three year period pursuant to a secured promissory note bearing interest at the prime rate and containing commercially reasonable terms and collateral. Under the Moorman Settlement Plan, the purchase price for Redeemable General Partner Interest would be calculated, as of the time SAMLP withdraws as General Partner under the Partnership's governing documents. The Managing General Partner has calculated the Redeemable General Partner Interest at December 31, 1996 to be $42.0 million, and believes there has been no material change in such value since such date. The Partnership would be entitled to offset against any such payment the then outstanding principal balance ($4.2 million at December 31, 1996) plus all accrued but unpaid interest ($6.2 million at December 31, 1996) on the note receivable from SAMLP described in NOTE 1. "ORGANIZATION." In the accompanying Consolidated Financial Statements, the Redeemable General Partner Interest is shown as a reduction of Partners' Equity. The note receivable from the General Partner has been offset against the Redeemable General Partner Interest. The Oversight Committee previously has informed the Partnership that it calculated the amount of such Redeemable General Partner Interest to be less than the amount calculated by the Managing General Partner. When SAMLP withdraws as General Partner of the Partnership, the value of the Redeemable General Partner Interest would depend on the fair value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

On January 27, 1995, National Realty, SAMLP, the Oversight Committee and William H. Elliott executed an Implementation Agreement which provides

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 13.         COMMITMENTS AND CONTINGENCIES (Continued)

Moorman Settlement (Continued)

for the nomination of an entity controlled by Mr. Elliott as successor general partner and for the resolution of all related matters under the Moorman Settlement. On February 20, 1996, the parties to the Implementation Agreement executed an Amended and Restated Implementation Agreement.

On September 23, 1996, the Supervising Judge entered an order granting tentative approval of the Amended and Restated Implementation Agreement and the form of notice to be sent to the original class members. However, the order reserved jurisdiction to determine other matters which must be resolved prior to final approval. Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the unitholders of National Realty for a vote. In addition, the unitholders will vote upon amendments to the National Realty Partnership Agreement which relate to the proposed compensation of the successor general partner and other related matters.

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

Upon approval by the unitholders, SAMLP shall resign as General Partner and the successor general partner shall take office. If the required approvals are obtained, National Realty anticipates that the successor general partner may be elected and take office during the third quarter of 1997.

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

On September 3, 1996, Joseph B. Moorman filed a Motion for Orders
Compelling Enforcement of the Moorman Settlement Agreement, Appointment to a Receiver and Collateral Relief with the Superior Court of the State

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 13.         COMMITMENTS AND CONTINGENCIES (Continued)

Moorman Settlement (Continued)

of California in and for the County of San Mateo. The motion alleged that the settling defendants had failed or refused to perform their obligations under the Moorman Settlement Agreement and had breached the Moorman Settlement Agreement. The motion also requested that SAMLP be removed as general partner and a receiver be appointed to manage the Partnership. The motion also requested that ART be ordered to deliver to the court all units which had been purchased by ART since August 7, 1991. A hearing was held on this motion on October 4, 1996. On January 2, 1997, the Supervising Judge entered an order denying the motion.

On January 27, 1997, Joseph B. Moorman filed motions to (i) discharge the Oversight Committee and (ii) vacate the Court's orders and renewed his prior motions to compel enforcement of the Moorman Settlement Agreement, appoint a receiver over the Partnership, and for collateral relief against ART. Also on January 27, 1997, Robert A. McNeil filed motions to (i) be installed as receiver for the Partnership, (ii) vacate the Court's orders, and (iii) disband the Oversight Committee.

A hearing on the motions to discharge or disband the Oversight Committee and to vacate the Court's orders was held on March 21, 1997, and the Supervising Judge ruled that neither Mr. McNeil nor Mr. Moorman had standing to bring the motions. The Supervising Judge also set June 27, 1997 as the hearing date for final approval of the Amended and Restate Implementation Agreement.

Other Litigation

The Partnership is also involved in various other lawsuits arising in the ordinary course of business. In the opinion of the Managing General Partner, the outcome of these lawsuits will not have a material effect on the Partnership's financial condition, results of operations or liquidity.

NOTE 14.      QUARTERLY DATA

The following is a tabulation of the Partnership's quarterly results of operations for the years 1996 and 1995.

                                                   Three Months Ended
                                     ---------------------------------------------
                                     March 31    June 30  September 30 December 31
                                     --------   --------  ------------ -----------
1996
Revenues ........................... $ 27,760   $ 27,935    $ 28,476    $ 28,510
Expenses ...........................   28,228     28,313      29,149      27,427
                                     --------   --------    --------    --------

Income (loss) from operations ......     (468)      (378)       (673)      1,083
Gain on sale of real estate ........       --         --          --          61
                                     --------   --------    --------    --------
Net income (loss) .................. $   (468)  $   (378)   $   (673)   $  1,144
                                     ========   ========    ========    ========

Earnings per unit
Net income (loss) .................. $   (.07)  $   (.06)   $   (.10)   $    .18
                                     ========   ========    ========    ========

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 14.         QUARTERLY DATA (Continued)

During the fourth quarter of 1996, the Partnership sold three commercial condominiums for a gain of $61,000. See NOTE 3. "REAL ESTATE AND DEPRECIATION." Also during the fourth quarter of 1996, the Partnership received $670,000 in insurance reimbursements which reduced repair and maintenance expenses.


                                                Three Months Ended
                                   --------------------------------------------
1995                               March 31    June 30   September 30 December 31
----                               --------    --------  -----------  -----------

Revenues .......................   $ 26,913    $ 27,542    $ 28,118    $ 28,319
Expenses .......................     28,117      28,919      29,157      28,603
                                   --------    --------    --------    --------

(loss) from operations .........     (1,204)     (1,377)     (1,039)       (284)
Gain on sale of real estate ....         --          --          --       7,701
                                   --------    --------    --------    --------

Net income (loss) ..............   $ (1,204)   $ (1,377)   $ (1,039)   $  7,417
                                   ========    ========    ========    ========

Earnings per unit
Net income (loss) ..............   $   (.18)   $   (.21)   $   (.16)   $   1.13
                                   ========    ========    ========    ========

In fourth quarter 1995, the Partnership sold two of its apartment complexes for an aggregate gain of $7.7 million. See "NOTE 3. REAL ESTATE AND DEPRECIATION."

NOTE 15.          SUBSEQUENT EVENTS

In January 1997, the Partnership funded a $1.2 million loan to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by (i) a 100% limited partnership interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (ii) 100% of the stock of Bordeaux Investments One, Inc., which owns approximately 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (iii) the personal guarantees of the Bordeaux partners. The loan bears interest at 14.0% per annum, requires monthly payments of interest only at 12.0% per annum, with the deferred interest payable annually on December 15, 1997 and 1998, and matures in January 1999. The Partnership has the option to reduce the principal balance of the loan by $50,000 in exchange for 75% ownership of Bordeaux.

In February 1997, the Partnership funded a third loan to JNC in the amount of $2.5 million. The loan is secured by a 70.87% limited partner interest in a limited partnership which owns 250 acres of undeveloped land in Fort Worth, Texas. The note bears interest at 12% per annum, requires quarterly payments of interest only and matures in October 1997. See NOTE 4. "NOTES RECEIVABLE."

In January 1997, the note receivable secured by the Nellis Bonanza Shopping Center in Las Vegas, Nevada matured. The borrower did not make the required principal payment. Therefore at December 31, 1996, the note has been classified as non-performing. The Partnership has instituted foreclosure proceedings and anticipates that it will not incur a loss on foreclosure as the estimated value of the collateral property exceeds the carrying value of the note.

                                                                   SCHEDULE III
                             NATIONAL REALTY, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996

                       Initial Cost to Partnership           Gross Amount Carried at Close of Period (1)
                    ---------------------------------- -----------------------------------------------------
                                                         Cost Capitalized
                                                          Subsequent to
                                           Building        Acquisition                  Building
                                          and Improve- --------------------            and Improve-
  Description       Encumbrances   Land      ments     Improvements   Other    Land       ments         Total
  -----------       ------------   ----   ------------ ------------   -----    ----    ------------     -----
                                                      (dollars in thousands)
APARTMENTS
Alexandria .........   $ 6,489   $   612    $ 6,778       $ 1,194   $    --   $   612     $ 7,972      $ 8,584
   Decatur, GA
Arlington Place ....     2,720       330      3,275           672        --       330       3,947        4,277
   Pasadena, TX
Barcelona ..........     4,049     1,400      5,600           272        --     1,400       5,872        7,272
   Tampa, FL
Bavarian ...........     6,811       547      5,528           185        --       547       5,713        6,260
   Middletown, OH
Bent Tree ..........     4,781     1,047      7,036           635        --     1,047       7,671        8,718
   Addison, TX
Blackhawk ..........     3,471       253      4,081           238        --       253       4,319        4,572
   Ft. Wayne, IN
Bridgestone ........     1,356       169      1,780           169        --       169       1,949        2,118
   Friendswood, TX
Brookview Gardens ..     2,921       385      2,085           242        --       385       2,327        2,712
   Smyrna, GA
Candlelight Square .     1,926       148      1,928           169        --       145       2,100        2,245
   Lenexa, KS
Chalet I ...........     2,942       260      2,994            65        --       260       3,059        3,319
   Topeka, KS ......
Chalet II ..........     1,163       440      1,322            --        --       440       1,322        1,762
   Topeka, KS
Chateau ............     1,913       130      1,723           104        --       130       1,827        1,957
   Bellevue, NE
Club Mar ...........     5,976     1,248      4,993           235        --     1,248       5,228        6,476
   Sarasota, FL
Confederate Point ..     4,109       246      3,736           609        --       246       4,345        4,591
   Jacksonville, FL,
Country Place ......     1,990       246      3,268            49        --       246       3,317        3,563
   Round Rock, TX
Covered Bridge .....     4,653       219      3,425           106        --       219       3,531        3,750
   Gainesville, FL
Creekwood ..........     4,641       489      1,955           786        --       489       2,741        3,230
   College Park, GA
Fair Oaks ..........     2,992       470      2,661           160        --       470       2,821        3,291
   Euless, TX
Four Seasons .......     9,754     1,264      8,447           757        --     1,264       9,204       10,468
   Denver, CO
Fox Club ...........     6,530       902      7,294           819        --       902       8,113        9,015
   Indianapolis, IN
Foxwood ............     3,428       218      3,188           400        --       218       3,588        3,806
   Memphis, TN
Hidden Valley ......     4,189       274      3,636           289        --       261       3,938        4,199
   Grand Rapids, MI
Horizon East .......     1,477       592      2,628           469        --       592       3,097        3,689
   Dallas, TX

                                                             Life on
                                                              Which
                                       Date               Depreciation
                                        of                  in Latest
                                       Con-                 Statement
                       Accumulated    struct-    Date      of Operation
                       Depreciation    tion    Acquired    is Computed
                       ------------   -------  --------   ------------
                                   (dollars in thousands)
APARTMENTS
Alexandria .........     $ 5,151       1973     09/77     7 - 40 years
   Decatur, GA
Arlington Place ....       2,728       1973     11/76     7 - 40 years
   Pasadena, TX
Barcelona ..........         963       1971     09/90     7 - 40 years
   Tampa, FL
Bavarian ...........       2,677       1972     01/84     7 - 40 years
   Middletown, OH
Bent Tree ..........       4,130       1980     06/80     7 - 40 years
   Addison, TX
Blackhawk ..........       2,800       1972     12/78     7 - 40 years
   Ft. Wayne, IN
Bridgestone ........       1,027       1979     06/82     7 - 40 years
   Friendswood, TX
Brookview Gardens ..       1,630       1964     12/77     7 - 40 years
   Smyrna, GA
Candlelight Square .       1,318       1971     11/77     7 - 40 years
   Lenexa, KS
Chalet I ...........       1,628      1964/     04/82     7 - 40 years
   Topeka, KS                         74/78
Chalet II ..........          58       1986     03/95     7 - 40 years
   Topeka, KS
Chateau ............         988       1968     02/81     7 - 40 years
   Bellevue, NE
Club Mar ...........         449       1973     07/93     7 - 40 years
   Sarasota, FL
Confederate Point ..       2,762       1969     05/79     7 - 40 years
   Jacksonville, FL,
Country Place ......       1,712       1980     07/82     7 - 40 years
   Round Rock, TX
Covered Bridge .....       2,798       1972     10/79     7 - 40 years
   Gainesville, FL
Creekwood ..........         759       1973     04/90     7 - 40 years
   College Park, GA
Fair Oaks ..........         588       1978     07/89     7 - 40 years
   Euless, TX
Four Seasons .......       3,809       1970     07/84     7 - 40 years
   Denver, CO
Fox Club ...........       3,796       1972     11/83     7 - 40 years
   Indianapolis, IN
Foxwood ............       2,312       1974     08/79     7 - 40 years
   Memphis, TN
Hidden Valley ......       2,147       1973     07/81     7 - 40 years
   Grand Rapids, MI
Horizon East .......       2,082       1972     05/78     7 - 40 years
   Dallas, TX

                                                                   SCHEDULE III
                       NATIONAL REALTY, L.P. (Continued)
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996

                            Initial Cost to Partnership           Gross Amount Carried at Close of Period (1)
                         ---------------------------------- -----------------------------------------------------
                                                              Cost Capitalized
                                                               Subsequent to
                                                Building        Acquisition                  Building
                                               and Improve- --------------------            and Improve-
  Description            Encumbrances   Land      ments     Improvements   Other    Land       ments         Total
  -----------            ------------   ----   ------------ ------------   -----    ----    ------------     -----
                                                           (dollars in thousands)
APARTMENTS - Continued
Kimberly Woods .........  $ 3,192      $   571    $ 3,802    $   974    $    --    $   571     $ 4,776       $ 5,347
   Tucson, AZ
La Mirada ..............    5,474          392      5,454      1,278         --        392       6,732         7,124
   Jacksonville, FL
Lake Nora Arms .........    9,901          737     10,774        759         --        737      11,533        12,270
   Indianapolis, IN
Lakewood Park ..........    3,031          800      3,200         68         --        800       3,268         4,068
   St. Petersburg, FL
Lantern Ridge ..........    1,481          130      1,721         40         --        177       1,714         1,891
   Richmond, VA
Mallard Lake ...........    8,054          534      7,099        768         --        534       7,867         8,401
   Greensboro, NC
Manchester Commons .....    4,913          635      4,654        851         --        635       5,505         6,140
   Manchester, MO
Mesa Court .............    1,745          492      1,968        146         --        492       2,114         2,606
   Mesa, AZ
Mesa Ridge .............    2,332          955      3,820        237         --        955       4,057         5,012
   Mesa, AZ
Nora Pines .............    6,059          221      3,872        352         --        221       4,224         4,445
   Indianapolis, IN
Oak Hollow .............    7,469          745      6,118        747         --        745       6,865         7,610
   Austin, TX
Oakmont ................    2,869          251      1,423         62       (100)       251       1,385         1,636
   Monroe, LA
Oak Tree ...............    2,192          304      3,543        246         --        304       3,789         4,093
   Grandview, MO
Olde Towne .............    3,603          209      3,272        308         --        209       3,580         3,789
   Middletown, OH
Outrigger ..............    3,130          683      4,871        647         --        683       5,518         6,201
   Tulsa, OK
Pheasant Ridge .........    4,595          231      4,682        852         --        231       5,534         5,765
   Bellevue, NE
Pines ..................    2,632          278      3,490        243         --        278       3,733         4,011
   Little Rock, AR
Place One ..............    5,072          784      5,186        796         --        784       5,982         6,766
   Tulsa, OK
Quail Point ............    2,158          184      2,716        249         --        184       2,965         3,149
   Huntsville, AL
Regency ................    2,483          304      1,865        159         --        304       2,024         2,328
   Lincoln, NE
Regency Falls ..........    2,617          888      7,261      1,471       (100)(3)    888       8,632         9,520
   San Antonio, TX
Rockborough ............    5,817          702      4,495        861         --        702       5,356         6,058
   Denver, CO
Royal Oaks .............    2,719          738      5,348        956         --        738       6,304         7,042
   Stone Mountain, GA

                                                             Life on
                                                              Which
                                       Date               Depreciation
                                        of                  in Latest
                                       Con-                 Statement
                       Accumulated    struct-    Date      of Operation
                       Depreciation    tion    Acquired    is Computed
                       ------------   -------  --------   ------------
                                   (dollars in thousands)
APARTMENTS - Continued
Kimberly Woods .........  $ 3,284      1973    12/77      7 - 40 years
   Tucson, AZ
La Mirada ..............    4,215      1971    01/79      7 - 40 years
   Jacksonville, FL
Lake Nora Arms .........    7,410      1973    06/78      7 - 40 years
   Indianapolis, IN
Lakewood Park ..........      492      1976    12/90      7 - 40 years
   St. Petersburg, FL
Lantern Ridge ..........    1,398      1974    03/79      7 - 40 years
   Richmond, VA
Mallard Lake ...........    4,717      1974    05/79      7 - 40 years
   Greensboro, NC
Manchester Commons .....    3,604      1972    06/78      7 - 40 years
   Manchester, MO
Mesa Court .............      372      1972    05/90      7 - 40 years
   Mesa, AZ
Mesa Ridge .............      724      1972    05/90      7 - 40 years
   Mesa, AZ
Nora Pines .............    2,735      1970    05/78      7 - 40 years
   Indianapolis, IN
Oak Hollow .............    4,389      1974    05/78      7 - 40 years
   Austin, TX
Oakmont ................      281      1974    06/89      7 - 40 years
   Monroe, LA
Oak Tree ...............    1,736      1968    03/82      7 - 40 years
   Grandview, MO
Olde Towne .............    2,025      1968    03/81      7 - 40 years
   Middletown, OH
Outrigger ..............    3,579      1974    11/77      7 - 40 years
   Tulsa, OK
Pheasant Ridge .........    3,141      1974    10/78      7 - 40 years
   Bellevue, NE
Pines ..................    2,335      1977    11/77      7 - 40 years
   Little Rock, AR
Place One ..............    4,287      1970    04/77      7 - 40 years
   Tulsa, OK
Quail Point ............    2,068      1960    08/75      7 - 40 years
   Huntsville, AL
Regency ................    1,016      1973    05/82      7 - 40 years
   Lincoln, NE
Regency Falls ..........    5,750      1974    11/78      7 - 40 years
   San Antonio, TX
Rockborough ............    3,340      1973    01/78      7 - 40 years
   Denver, CO
Royal Oaks .............    4,191      1973    12/77      7 - 40 years
   Stone Mountain, GA

                                                                   SCHEDULE III
                       NATIONAL REALTY, L.P. (Continued)
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996

                            Initial Cost to Partnership           Gross Amount Carried at Close of Period (1)
                         ---------------------------------- -----------------------------------------------------
                                                              Cost Capitalized
                                                               Subsequent to
                                                Building        Acquisition                  Building
                                               and Improve- --------------------            and Improve-
  Description            Encumbrances   Land      ments     Improvements   Other     Land      ments         Total
  -----------            ------------   ----   ------------ ------------   -----     ----   ------------     -----
                                                           (dollars in thousands)
APARTMENTS - Continued
Santa Fe .................  $ 2,815    $   529    $ 5,351     $   214    $    --    $   529    $ 5,565       $ 6,094
   Kansas City, MO
Shadowood ................    3,690        477      3,208         207         --        477      3,415         3,892
   Addison, TX
Sherwood Glen ............    3,915        352      2,550         518         --        352      3,068         3,420
   Urbandale, IA
Skipper's Pond ...........    2,662        360      3,123         128         --        339      3,272         3,611
   Tampa, FL
Stonebridge ..............    1,735        193      2,076         212         --        193      2,288         2,481
   Florissant, MO
Summerwind ...............    5,145        493      2,990         138         --        493      3,128         3,621
   Reseda, CA
Sun Hollow ...............    3,889        385      4,159          65         --        385      4,224         4,609
   El Paso, TX
Tanglewood ...............   17,206      5,682     18,340       3,578         --      5,682     21,918        27,600
   Arlington Heights, IL
Timber Creek .............    4,938        154      2,327         604         --        154      2,931         3,085
   Omaha, NE
Towne Oaks ...............    2,687        188      3,576         170         --        188      3,746         3,934
   Monroe, LA
Villa Del Mar ............    2,541        387      3,134          96         --        387      3,230         3,617
   Wichita, KS
Village Square ...........    2,039        769      5,566       1,235         --        769      6,801         7,570
   Stone Mountain, GA
Villas ...................    3,336        516      3,948         595         --        516      4,543         5,059
   Plano, TX
Whispering Pines .........    2,371        311      1,255         163         --        311      1,418         1,729
   Canoga Park, CA
Whispering Pines .........    4,949        228      4,330         622         --        228      4,952         5,180
   Topeka, KS
Windridge ................    7,352        711      5,812       1,624         --        711      7,436         8,147
   Austin, TX
Windtree I & II ..........    5,159        460      2,739         181         --        460      2,920         3,380
   Reseda, CA
Wisperwood ...............    2,167        237      1,964         393         --        258      2,336         2,594
   Tampa, FL
Woodlake .................    4,394        585      5,848       1,016         --        585      6,864         7,449
   Carrollton, TX
Woodsong II ..............    1,411        322      3,705         199         --        322      3,904         4,226
   Smyrna, GA
Woodstock ................    3,122        888      5,193         395         --        888      5,588         6,476
   Dallas, TX

OFFICE BUILDINGS
56 Expressway ............       --        406      3,976         557     (2,386)(3)    406      2,147         2,553
   Oklahoma City, OK

                                                                Life on
                                                                 Which
                                          Date               Depreciation
                                           of                  in Latest
                                          Con-                 Statement
                          Accumulated    struct-    Date      of Operation
                          Depreciation    tion    Acquired    is Computed
                          ------------   -------  --------   ------------
                                      (dollars in thousands)
Santa Fe .................  $ 2,742       1964/     04/83    7 - 40 years
   Kansas City, MO                          67
Shadowood ................    2,020        1976     02/79    7 - 40 years
   Addison, TX
Sherwood Glen ............    2,156        1970     12/77    7 - 40 years
   Urbandale, IA
Skipper's Pond ...........    2,297        1971     07/76    7 - 40 years
   Tampa, FL
Stonebridge ..............    1,452        1975     10/77    7 - 40 years
   Florissant, MO
Summerwind ...............    2,312        1976     02/77    7 - 40 years
   Reseda, CA
Sun Hollow ...............    2,423        1977     09/79    7 - 40 years
   El Paso, TX
Tanglewood ...............   13,966        1974     03/78    7 - 40 years
   Arlington Heights, IL
Timber Creek .............    1,977        1974     10/78    7 - 40 years
   Omaha, NE
Towne Oaks ...............    1,932        1974     07/82    7 - 40 years
   Monroe, LA
Villa Del Mar ............    1,739        1971     10/81    7 - 40 years
   Wichita, KS
Village Square ...........    4,362        1973     12/77    7 - 40 years
   Stone Mountain, GA
Villas ...................    2,591        1977     04/79    7 - 40 years
   Plano, TX
Whispering Pines .........      122        1977     12/93    7 - 40 years
   Canoga Park, CA
Whispering Pines .........    3,198        1972     02/78    7 - 40 years
   Topeka, KS
Windridge ................    5,008        1974     09/78    7 - 40 years
   Austin, TX
Windtree I & II ..........    2,070        1976     11/76    7 - 40 years
   Reseda, CA
Wisperwood ...............    1,664        1975     07/76    7 - 40 years
   Tampa, FL
Woodlake .................    3,755        1979     08/78    7 - 40 years
   Carrollton, TX
Woodsong II ..............    3,087        1975     08/80    7 - 40 years
   Smyrna, GA
Woodstock ................    3,273        1977     12/78    7 - 40 years
   Dallas, TX

OFFICE BUILDINGS
56 Expressway ............    1,907        1981     03/82    7 - 40 years
   Oklahoma City, OK

                                                                   SCHEDULE III
                                                                    (Continued)
                             NATIONAL REALTY, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996

                                   Initial Cost to Partnership           Gross Amount Carried at Close of Period (1)
                                ---------------------------------- -----------------------------------------------------
                                                                       Cost Capitalized
                                                                        Subsequent to
                                                         Building        Acquisition                      Building
                                                        and Improve- --------------------                and Improve-
  Description                   Encumbrances     Land      ments     Improvements   Other       Land        ments         Total
  -----------                   ------------     ----   ------------ ------------   -----       ----     ------------     -----
                                                                    (dollars in thousands)
OFFICE BUILDINGS - Continued
Executive Court ...............   $     --     $    271    $  2,099    $    672    $     --     $    271    $  2,771    $  3,042
   Memphis, TN
Fondren .......................         --          366       5,100         154      (3,421)(3)      366       1,833       2,199
   Houston, TX
Marina Playa ..................      8,205        1,237       4,339       5,017          --        1,237       9,356      10,593
   Santa Clara, CA
Melrose Business Park .........         --          367       2,674         149      (1,000)(3)      367       1,823       2,190
   Oklahoma City, OK
Toll Hill .....................      2,398        1,230       3,722       1,692      (1,098)(3)    1,230       4,316       5,546
   Dallas, TX
University Square .............         --          562       3,276         183      (1,875)(3)      562       1,584       2,146
   Anchorage, AK

SHOPPING CENTERS
Countryside Plaza .............      2,014          843       3,179         715          --          843       3,894       4,737
   Clearwater, FL
Crestview .....................        708          239       1,512         108          --          239       1,620       1,859
   Crestview, FL
Cross County Mall .............      7,473          608       6,468       5,878          --          608      12,346      12,954
   Mattoon, IL
Cullman .......................        728          400       1,830         132          --          400       1,962       2,362
   Cullman, AL
Harbor Plaza ..................      1,822          817       2,587         380          --          821       2,963       3,784
   Aurora, CO
Katella Plaza .................      1,644           --       2,844         504          --           --       3,348       3,348
   Orange, CA
Regency Point .................      2,442          647       5,156       2,263          --        1,792       6,274       8,066
   Jacksonville, FL
Southern Palms ................      8,815        4,226      17,757       1,630          --        4,285      19,328      23,613
   Tempe, AZ
Westwood ......................        779           --       5,424         632          --           --       6,056       6,056
                                  --------     --------    --------    --------    --------     --------    --------    --------
   Tallahassee, FL
                                  $308,370(2)  $ 50,103    $353,132    $ 54,713    $ (9,980)    $ 51,342    $396,626    $447,968
                                  ========     ========    ========    ========    ========     ========    ========    ========

                                                                      Life on
                                                                       Which
                                                Date               Depreciation
                                                 of                  in Latest
                                                Con-                 Statement
                                Accumulated    struct-    Date      of Operation
                                Depreciation    tion    Acquired    is Computed
                                ------------   -------  --------   ------------
                                            (dollars in thousands)
OFFICE BUILDINGS - Continued
Executive Court ...............   $  1,445       1980    09/82      7 - 40 years
   Memphis, TN
Fondren .......................      1,539       1982    07/83      7 - 40 years
   Houston, TX
Marina Playa ..................      5,485       1972    12/76      7 - 40 years
   Santa Clara, CA
Melrose Business Park .........      1,252       1980    03/82      7 - 40 years
   Oklahoma City, OK
Toll Hill .....................      2,568       1979    06/79      7 - 40 years
   Dallas, TX
University Square .............      1,371       1981    12/81      7 - 40 years
   Anchorage, AK

SHOPPING CENTERS
Countryside Plaza .............      1,790       1978    05/85      7 - 40 years
   Clearwater, FL
Crestview .....................        970       1979    05/78      7 - 40 years
   Crestview, FL
Cross County Mall .............      6,539       1971    08/79      7 - 40 years
   Mattoon, IL
Cullman .......................      1,120       1979    02/79      7 - 40 years
   Cullman, AL
Harbor Plaza ..................      1,619       1979    09/81      7 - 40 years
   Aurora, CO
Katella Plaza .................      2,039       1971    12/80      7 - 40 years
   Orange, CA
Regency Point .................      2,255       1982    06/84      7 - 40 years
   Jacksonville, FL
Southern Palms ................      9,203       1981    03/83      7 - 40 years
   Tempe, AZ
Westwood ......................      2,555       1980    10/83      7 - 40 years
                                  --------
   Tallahassee, FL
                                  $223,204
                                  ========




(1) The aggregate cost for financial statement purposes approximates that for federal tax purposes.
(2) Does not include discounts and mortgages payable totaling $15,181 on real estate which has been sold but for which the Partnership remains liable on the underlying mortgage note.
(3)  Write-down of property to estimated net realizable value.

                                                                   SCHEDULE III
                                                                    (Continued)



                             NATIONAL REALTY, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION





                                      1996        1995         1994
                                    ---------   ---------    ---------
                                          (dollars in thousands)

Reconciliation of Real Estate

Balance at January 1 .............  $ 442,439   $ 451,572    $ 457,654



    Acquisitions and improvements       5,529       5,705        5,411
    Sales ........................         --     (14,838)     (11,493)
                                    ---------   ---------    ---------



Balance at December 31, ..........  $ 447,968   $ 442,439    $ 451,572
                                    =========   =========    =========


Reconciliation of Accumulated
    Depreciation

Balance at January 1, ............  $ 212,957   $ 210,037    $ 206,120


    Depreciation .................     10,247      10,268       10,034
    Sales ........................         --      (7,348)      (6,117)
                                    ---------   ---------    ---------



Balance at December 31, ........... $ 223,204   $ 212,957    $ 210,037
                                    =========   =========    =========

                                                                    SCHEDULE IV
                             NATIONAL REALTY, L.P.
                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1996



                                       Final
                             Interest Maturity
    Description                Rate     Date                Periodic Payment Terms
-------------------          -------- --------  -----------------------------------------------
FIRST MORTGAGE LOAN
JNC Enterprises, Ltd......     16.00%   06/97   All principal and interest is due at maturity.
Secured by 67 acres of
unimproved land in Collin
County, TX and by a
second mortgage on 182
acres of unimproved
land in McKinney, TX

WRAPAROUND MORTGAGE LOANS
Nellis ...................      9.50%   01/97   Monthly interest only.
Secured by shopping
center in Las Vegas, NV

Warner Creek .............      9.50%   11/02   Monthly interest only at pay rates ranging from
Secured by apartments                           6.9% to 10.5%. Prepayment with 30 days notice,
in Woodland Hills, CA                           penalty of 3.00%.

Bridgeview ...............      9.00%   02/00   Monthly interest only. May prepay up to 25%
Secured by shopping               to            of the wrap equity upon 60 days written notice
center in La Crosse, WI         9.50%           without penalty.

OTHER
JNC Enterprises, Ltd. ....     16.00%   11/97   Monthly interest only.
Secured by a 73.7%
limited partner interest
in a partnership which
owns 272 acres of
undeveloped land in
The Colony, TX




Interest receivable ......

Deferred gains ...........

Allowance for estimated
  losses .................


                                                                Carrying Amount  Principal Amount of
                                                                of Mortgage Net    Loans Subject to
                                  Prior         Face Amount     of unamortized   Delinquent Principal
     Description                  Liens         of Mortgage        discount          or Interest
---------------------------       -------       -----------     ---------------  --------------------
                                                              (dollars in thousands)

FIRST MORTGAGE LOAN
JNC Enterprises, Ltd. ...      $     --          $  1,500           $  1,000          $     --
Secured by 67 acres of
unimproved land in Collin
County, TX and by a
second mortgage on 182
acres of unimproved
land in McKinney, TX

WRAPAROUND MORTGAGE LOANS
Nellis ..................         1,191             5,100              5,100                --
Secured by shopping
center in Las Vegas, NV

Warner Creek ............        11,518            17,503             17,450                --
Secured by apartments
in Woodland Hills, CA

Bridgeview ..............         2,472             5,500              5,358                --
Secured by shopping
center in La Crosse, WI

OTHER
JNC Enterprises, Ltd. ...            --             2,000              2,000                --
Secured by a 73.7%
limited partner interest
in a partnership which
owns 272 acres of
undeveloped land in
The Colony, TX                 --------          --------           --------          --------
                               $ 15,181          $ 31,603             30,908          $     --
                               ========          ========                             ========


Interest receivable .....                                                 68

Deferred gains ..........                                            (15,787)

Allowance for estimated
  losses ................                                             (1,910)
                                                                    --------
                                                                    $ 13,279
                                                                    ========

                                                                    SCHEDULE IV
                                                                    (Continued)




                             NATIONAL REALTY, L.P.
                         MORTGAGE LOANS ON REAL ESTATE



                                      1996        1995        1994
                                    --------    --------    --------
                                         (dollars in thousands)

Balance at January 1, ............. $ 27,863    $ 29,525    $ 29,476


Additions
    Amortization of discount ......       45          45          73
    Acquisition and settlement
        of notes receivable .......       --       2,268          --
    Funding of notes receivable ...    3,500          --          --


Deductions

    Collection of principal .......     (500)     (3,975)        (24)
                                    --------    --------    --------


Balance at December 31, ........... $ 30,908    $ 27,863    $ 29,525
                                    ========    ========    ========

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





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)

GENE E. PHILLIPS: Age 59, General Partner (since 1987) of SAMLP; and Chairman of the Board, Director and Chief Executive Officer (March 1989 to May 1996) of SAMI, the Managing General Partner of SAMLP and a company owned by BCM.

       Director and Secretary (since 1982), Chief Executive Officer (since September 1992), President (since July 1994) and the sole shareholder of Syntek West, Inc. ("SWI"); Chairman of the Board (since 1978) and President (since July 1994) of Restaurant Properties, Inc., formerly Hungry Bull, Inc.; Limited Partner (since January 1991) of Carmel Realty Services, Ltd. ("Carmel, Ltd."); Chief Executive Officer (February 1989 to September 1992) and Chairman of the Board and Director (February 1989 to December 1989) of BCM; Director and President (November 1989 to September 1992) of Carmel Realty Services, Inc. ("CRSI"); Chairman of the Board (1984 to November 1992), Director (1981 to November 1992), Chief Executive Officer (1982 to July 1991) and President (February 1989 to July 1991) of American Realty Trust, Inc. ("ART"); and Trustee or Director (January 1989 to December 1992) of Transcontinental Realty Investors, Inc. ("TCI"), Vinland Property Trust ("VPT"), National Income Realty Trust ("NIRT"), Continental Mortgage and Equity Trust ("CMET") and Income Opportunity Realty Investors, Inc. ("IORI").

RANDALL M. PAULSON: Age 50, President and Director (since August 1995) and Executive Vice President (January 1995 to August 1995) of SAMI.

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

BRUCE A. ENDENDYK:  Age 48, Executive Vice President (since January 1995) of
SAMI.

       President (since January 1995) of Carmel Realty, Inc.("Carmel Realty"); Executive Vice President (since January 1995) of BCM, ART, CMET, IORI and TCI; Management Consultant (November 1990 to December 1994); Executive Vice President (January 1989 to November 1990) of Southmark Corporation ("Southmark"); President and Chief Executive Officer (March 1988 to January 1989) of Southmark Equities Corporation; and Vice President/Resident Manager (December 1975 to March 1988) of Coldwell Banker Commercial/Real Estate Services in Houston, Texas.

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)


THOMAS A. HOLLAND: Age 54, Executive Vice President and Chief Financial Officer (since August 1995) and Senior Vice President and Chief Accounting Officer (July 1990 to August 1995) of SAMI.

       Executive Vice President and Chief Financial Officer (since August
       1995), Secretary (since February 1997) and Senior Vice President (July 1990 to August 1995) of CMET, IORI and TCI; Executive Vice President and Chief Financial Officer (since August 1995) and Senior Vice President and Chief Accounting Officer (July 1990 to August 1995) of BCM and ART; Senior Vice President and Chief Accounting Officer (July 1990 to February 1994) of NIRT and VPT; Vice President and Controller (December 1986 to June 1990) of Southmark; Vice President-Finance (January 1986 to December 1986) of Diamond Shamrock Chemical Company; Assistant Controller (May 1976 to January 1986) of Maxus Energy Corporation (formerly Diamond Shamrock Corporation); Trustee (August 1989 to June
       1990) of Arlington Realty Investors; and Certified Public Accountant (since 1970).


Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the directors and executive officers of the Partnership's Managing General Partner, and any persons holding more than 10% of the Partnership's units of limited partner interest are required to report their ownership of the Partnership's units and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Partnership is required to report any failure to file by these dates during 1996. All of these filing requirements were satisfied by the directors and executive officers of the Partnership's Managing General Partner and 10% holders. In making these statements, the Partnership has relied on the written representations of the directors and executive officers of the Partnership's Managing General Partner and its ten percent holders and copies of the reports that they have filed with the Commission.

Administrative Agent. BCM, of which Mr. Phillips served as Chief Executive Officer until September 1, 1992, and of which Mr. Paulson serves as President, performs certain administrative functions such as accounting services, mortgage servicing and real estate portfolio review and analysis for the Partnership on a cost reimbursement basis.

Affiliates of BCM perform property management, loan placement,leasing and real estate brokerage and acquisition services, and may perform other services, for the Partnership for fees and commissions. BCM's principal business activity is the providing of advisory services for real estate companies. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)

The directors and principal officers of BCM are set forth below.

MICKEY N. PHILLIPS:         Director

RYAN T. PHILLIPS:           Director

RANDALL M. PAULSON:         President

MARK W. BRANIGAN:           Executive Vice President - Residential Asset
                            Management

BRUCE A. ENDENDYK:          Executive Vice President

THOMAS A. HOLLAND:          Executive Vice President and Chief Financial
                            Officer

COOPER B. STUART:           Executive Vice President

CLIFFORD C. TOWNS, JR.:     Executive Vice President - Finance

DAN S. ALLRED:              Senior Vice President - Land Development

LYNN W. HUMPHRIES:          Senior Vice President - Commercial Asset Management

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

The principal occupations and relevant affiliations of the Oversight Committee members, as furnished to the Partnership by such members, are as follows:

KENNETH R. KELLY:  Age 50, member (since July 1990), Chairman (since January
1995) and Secretary (since July 1990) of the Oversight Committee.

       Attorney in private practice in Auburn, California. Mr. Kelly has been involved in the real estate investment business throughout the United States for the past twenty years. Mr. Kelly is a member of the State Bar of California.

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)

RONALD T. BAKER: Age 49, member (since July 1990) and Chairman (July 1990 to January 1995) of the Oversight Committee.

       President of INVENEX (formerly known as Partnership Securities Exchange, Inc.) ("INVENEX") , a company engaged in the manufacture of motorcycle accessories. INVENEX was one of the initial plaintiffs in the Moorman action discussed in ITEM 3. "LEGAL PROCEEDINGS - Moorman Settlement."

       Mr. Baker filed for bankruptcy protection on April 1, 1996.

JOSEPH S. RADOVSKY:  Age 53, member (since July 1992) of the Oversight
Committee.

       Partner with Greene, Radovsky, Maloney & Share, L.L.P., a law firm in San Francisco, California.

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

The Moorman Settlement Agreement provides that effective May 1, 1990 the Partnership's future reimbursement of any salaries which may be paid to Messrs. Phillips and Friedman shall be limited to an aggregate of $500,000 per year, for any such reimbursement of salaries to be deferred until such time as a Target, as defined in the Moorman Settlement Agreement, may be met and, if SAMLP resigns as General Partner during the pendency of the Moorman Settlement Plan, for the waiver of any reimbursement of salary so deferred. Accordingly, no reimbursement for the salaries of Messrs. Phillips and Friedman was charged to or paid by the Partnership in the period January 1, 1991 through December 31, 1996. Mr. Friedman resigned as a general partner of SAMLP on March 4, 1994.

Mr. Phillips may indirectly benefit from other payments made by the Partnership to certain related parties.

Mr. Reidler received $4,000 in 1996 for serving on the Partnership's Audit Committee. Messrs. Kelly, Baker and Radovsky each received $50,000 in 1996 for serving on the Oversight Committee. See ITEM 10. "GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER."





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

Performance Graph

The following performance graph compares the cumulative total unitholder return on the Partnership's units of limited partner interest with the Dow Jones Market Index ("DJ Market Index") and the Dow Jones Real Estate Index ("DJ Real Estate Index"). The comparison assumes that $100 was invested on December 31, 1991 in the Partnership's units of limited partner interest and in each of the indices and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.




                                              1991        1992        1993         1994         1995          1996
  THE PARTNERSHIP                                100          168         212         270           335           424

  DJ EQUITY MARKET INDEX                         100          109         119         120           166           206

  DJ REAL ESTATE INDEX                           100           90         106         100           124           166

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of National Realty's units of limited partner interest, both beneficially and of record, both individually and in the aggregate, for those persons known by National Realty to be beneficial owners of more than 5% of its units of limited partner interest, as of the close of business on March 14, 1997.

                                   Amount and Nature
    Name and Address of              of Beneficial       Percent of
     Beneficial Owner                  Ownership          Class (1)
---------------------------        -----------------     ----------
American Realty Trust, Inc.              3,441,169                   54.4%
10670 N. Central Expressway
Suite 300
Dallas, Texas 75231

----------------------------

(1) Percentage is based upon 6,330,085 units of limited partner interest outstanding at March 14, 1997.

Security Ownership of Management. The following table sets forth the ownership of National Realty's units of limited partner interest, both beneficially and of record, both individually and in the aggregate, by SAMLP, the general partners of SAMLP, and the executive officers and directors of SAMI, as of the close of business on March 14, 1997.

                                                                Percent of
  Name of Beneficial Owner            Number of Units           Units (1)
-----------------------------      ---------------------        ----------
SAMLP, the general                         3,731,444     (2)         58.9%
partners of SAMLP, and
the executive officers
and directors of SAMI
as a group (4 individuals)

-----------------------

(1) Percentage is based upon 6,330,085 units of limited partner interest outstanding as of March 14, 1997.

(2) Includes 3,441,169 units owned by ART and 290,275 units owned by BCM, of which the general partners of SAMLP and the directors and executive officers of SAMI, ART and BCM may be deemed to be the beneficial owners by virtue of their positions as general partners of SAMLP and executive officers of SAMI, ART and BCM. SAMLP's general partners and the directors and executive officers of SAMI, ART and BCM disclaim beneficial ownership of such units.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

National Realty is the sole limited partner of the Operating Partnership and owns 99% of the beneficial interest in the Operating Partnership. SAMLP is the general partner of, and owner of a 1% beneficial interest

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued) in, each of National Realty and the Operating Partnership. Southmark Asset Management, Inc., a wholly-owned subsidiary of Southmark, was the managing general partner of SAMLP until January 17, 1989, when it transferred its 96% limited partnership interest to ART, a real estate investment company of which Messrs. Phillips and Friedman served as officers and directors until November 16, 1992 and December 31, 1992, respectively. As a result, Messrs. Phillips and Friedman became the sole general partners of SAMLP, and each owned 2% of the beneficial interest in SAMLP.

On July 18, 1989, Messrs. Phillips and Friedman each assigned .05% of their general partner interest in SAMLP to SAMI, a company of which Mr. Phillips served as a director, Chairman of the Board and Chief Executive Officer until May 15, 1996, and of which BCM is the sole shareholder. On March 4, 1994, Mr. Friedman resigned as a general partner of SAMLP. As a result, Mr. Phillips and SAMI are the general partners of SAMLP, with 1.95% and .10%, respectively, of the beneficial interest in SAMLP. Mr. Friedman's 1.95% interest in SAMLP is now a limited partner interest. SAMI was appointed Managing General Partner of SAMLP on June 18, 1990. Bruce A. Endendyk, Executive Vice President of SAMI, was Executive Vice President from January 1989 to November 1990 of Southmark and President and Chief Executive Officer of Southmark Equities Corporation from March 1988 to January 1989. Thomas A. Holland, Executive Vice President and Chief Financial Officer of SAMI, was Vice President and Controller of Southmark from December 1986 to June 1990.

Since February 1, 1990, affiliates of the General Partner have provided property management services to the Partnership. Currently, Carmel, Ltd. provides property management services for a fee of 5% of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the property-level management services to the Partnership at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) SWI, of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of Mr. Phillips' children. BCM is a company which is owned by a trust for the benefit of the children of Mr. Phillips. BCM performs certain administrative and other functions for the Partnership. See ITEM 1. "BUSINESS - Management and Operations" and ITEM 11. "EXECUTIVE COMPENSATION."

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued)


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

The Partnership has paid and pays cost reimbursements, property management fees or other cash compensation to the General Partner and its affiliates and other related parties as described in ITEM 11. "EXECUTIVE COMPENSATION" and ITEM 1. "BUSINESS - Management and Operations." BCM, an affiliate of the General Partner, performs certain administrative functions for the Partnership on a cost reimbursement basis. The Fairness Committee has approved the formula for computing the Partnership's proportionate share of certain of BCM's reimbursable costs. GCMI performs administrative functions, similar to those performed for the Partnership by BCM, for GCLP on a cost reimbursement basis. Since February 1, 1990, affiliates of the General Partner have provided property management services to the Partnership. Currently, Carmel, Ltd., provides such property management services. Carmel, Ltd. subcontracts with other entities for the property-level management services to the Partnership. Carmel, Ltd. subcontracts the property-level management and leasing of twelve of the Partnership's commercial properties to Carmel Realty, which is a company owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd. Carmel, Ltd. does not perform property management services to the properties of GCLP. Carmel, Ltd. and Carmel Realty also perform similar services for ART, CMET, IORI and TCI. See NOTE 10. "GENERAL PARTNER FEES AND COMPENSATION" included in Notes to Consolidated Financial Statements at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA," for a summary of fees paid and costs reimbursed by the Partnership.

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued)


Indebtedness of Management

In return for its 1% interest in National Realty, the General Partner was required to make aggregate capital contributions to National Realty in an amount equal to 1.01% of the total initial capital contributions to the Partnership. The General Partner contributed $500,000 cash with the remaining portion evidenced by a promissory note in the principal amount of $4.2 million, bearing interest at the rate of 10% per annum compounded semi-annually and payable on the earlier of September 18, 2007, liquidation of the Partnership or a termination of the General Partner's interest in the Partnership. As of December 31, 1996, no payments had been received on such note. At December 31, 1996, accrued and unpaid interest on the note totaled $6.2 million.

                         _____________________________


                                    PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM
                                   8-K

(a)    The following documents are filed as part of this Report:

1.     Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets -
       December 31, 1996 and 1995

Consolidated Statements of Operations -
       Years Ended December 31, 1996, 1995 and 1994

Consolidated Statements of Changes in Partners' Equity (Deficit) -
       Years Ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows -
       Years Ended December 31, 1996, 1995 and 1994

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


3.     Exhibits

The following documents are filed as Exhibits to this Report:


Exhibit
Number                                 Description
-------       -------------------------------------------------------------
 3.0          National Realty, L.P. Amended and Restated Certificate of Limited
              Partnership, dated March 4, 1987 (incorporated by reference to
              Exhibit 3.1 to the Registrant's Registration Statement No. 33-
              16215 on Form S-4).

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

 4.2          Form of Warrant Agreement between National Realty, L.P. and
              American Stock Transfer and Trust Company, as Warrant Agent
              (incorporated by reference to Exhibit 4.5 to the Registrant's
              Registration Statement No. 33-38352 on Form S-11)

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

27.0          Financial Data Schedule, filed herewith.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


Exhibit
Number                                 Description
-------       -------------------------------------------------------------
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

                     NATIONAL REALTY, L.P.

                     By its General Partner:

                     SYNTEK ASSET MANAGEMENT, L.P.

                     By its General Partners:

                     SYNTEK ASSET MANAGEMENT, INC.





                     By:         /s/ Randall M. Paulson
                        -------------------------------------------
                            Randall M. Paulson
                            Director and President





                                 /s/ Gene E. Phillips
                        -------------------------------------------
                            Gene E. Phillips
                            General Partner of
                            Syntek Asset Management, L.P.

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

       Signature                            Title                    Date
       ---------                            -----                    ----
SYNTEK ASSET MANAGEMENT, INC.      Managing General Partner of
                                   Syntek Asset Management, L.P.




By:  /s/ Randall M. Paulson                                       March 25, 1997
   -----------------------------
   Randall M. Paulson
   Director and President



    /s/ Gene E. Phillips           General Partner of             March 25, 1997
-------------------------------
   Gene E. Phillips                Syntek Asset Management, L.P.

                             NATIONAL REALTY, L.P.

                                  EXHIBITS TO
                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 1996





       Exhibit
       Number             Description
       -------         -----------------
       11.0   Computation of Earnings Per Unit.

       21.0   Subsidiaries of the Registrant.

       27.0   Financial Data Schedule