Form 10-Q
period 1997-03-31
NATIONAL REALTY L P
filed 1997-05-13
CIK 819671

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED MARCH 31, 1997
                                                          --------------


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
                                               ---      ---


Units of Limited Partner Interest                6,331,339
---------------------------------     -------------------------------
         (Class)                      (Outstanding at April 30, 1997)

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


                             NATIONAL REALTY, L.P.
                          CONSOLIDATED BALANCE SHEETS


                                                             March 31,    December 31,
                                                               1997          1996
                                                            ---------      ---------
                                                             (dollars in thousands)
                   Assets
                   ------

Real estate held for investment
 Land                                                       $  50,112      $  51,342
 Buildings and improvements                                   392,937        396,626
                                                            ---------      ---------
                                                              443,049        447,968

 Less - accumulated depreciation                             (223,063)      (223,204)
                                                            ---------      ---------
                                                              219,986        224,764

Real estate under contract for sale, net of
 accumulated depreciation ($2,606 in 1997)                      2,940             --

Notes and interest receivable, net of deferred
 gains of $15,787 in 1997 and 1996                             20,472         15,189
 Less - allowance for estimated losses                         (1,910)        (1,910)
                                                            ---------      ---------
                                                               18,562         13,279

Cash and cash equivalents                                      11,541          5,872
Accounts receivable                                             1,902          2,040
Prepaid expenses                                                1,297          1,663
Escrow deposits and other assets (including $383
 in 1997 from affiliates)                                       4,366         18,496
Marketable equity securities of affiliate, at
 market                                                         3,279          1,272
Deferred financing costs                                       13,265         13,947
                                                            ---------      ---------

                                                            $ 277,138      $ 281,333
                                                            =========      =========




The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                    CONSOLIDATED BALANCE SHEETS - Continued


                                                            March 31,     December 31,
                                                              1997           1996
                                                            ---------      ---------
                                                             (dollars in thousands)
    Liabilities and Partners' Equity (Deficit)
    ------------------------------------------

Liabilities
 Notes and interest payable                                 $ 324,638      $ 325,921
 Pension notes and related interest payable                    13,864         13,478
 Accrued property taxes                                         4,857          6,928
 Accounts payable and other liabilities
    (including $85 in 1996 to affiliates)                       4,584          3,040
 Tenant security deposits                                       3,119          7,057
                                                            ---------      ---------
                                                              351,062        356,424

Commitments and contingencies

Redeemable General Partner Interest                            37,855         37,855

Partners' equity (deficit)
 General Partner                                                2,644          2,649
 Limited Partners (6,331,358 units in 1997 and
    6,328,303 units in 1996)                                  (75,402)       (74,568)
 Unrealized gain on marketable equity securities
    of affiliate                                                3,009          1,003
                                                            ---------      ---------
                                                              (69,749)       (70,916)

 Less - Redeemable General Partner Interest                   (42,030)       (42,030)
                                                            ---------      ---------

                                                             (111,779)      (112,946)
                                                            ---------      ---------

                                                            $ 277,138      $ 281,333
                                                            =========      =========





The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                    For the Three Months
                                                                      Ended March 31,
                                                               ----------------------------
                                                                   1997            1996
                                                               -----------      -----------
                                                                   (dollars in thousands,
                                                                      except per unit)
Revenues
 Rents                                                         $    27,720      $    27,014
 Interest                                                              839              746
                                                               -----------      -----------
                                                                    28,559           27,760
Expenses
 Interest                                                            8,521            8,427
 Depreciation                                                        2,464            2,510
 Property taxes and insurance                                        3,018            3,093
 Utilities                                                           3,156            2,970
 Property-level payroll costs                                        1,672            1,670
 Repairs and maintenance                                             5,662            5,492
 Other operating expenses                                            1,153            1,098
 Property management fees                                            1,193            1,155
 General and administrative                                          1,947            1,813
                                                               -----------      -----------

                                                                    28,786           28,228
                                                               -----------      -----------

Net (loss)                                                     $      (227)     $      (468)
                                                               ===========      ===========

Earnings per unit
 Net (loss)                                                    $      (.04)     $      (.07)
                                                               ===========      ===========

Weighted average units of limited partner interest
 used in computing earnings per unit                             6,319,884        6,417,943
                                                               ===========      ===========




The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997




                                                              Unrealized
                                                               Gain On     Redeemable
                                                              Marketable    General      Partners'
                                     General      Limited       Equity      Partner       Equity
                                     Partner      Partners    Securities   Interest      (Deficit)
                                     -------      --------    ----------   --------      ---------
                                                        (dollars in thousands)
Balance, January 1, 1997             $ 2,649      $(74,568)     $1,003     $(42,030)     $(112,946)

Units issued on exercise of
 warrants                                 --            20          --           --             20

Distributions ($.10 per unit)             --          (632)         --           --           (632)

Unrealized gain on marketable
 equity securities of affiliate           --            --       2,006           --          2,006

Net (loss)                                (5)         (222)         --           --           (227)
                                     -------      --------      ------     --------      ---------

Balance, March 31, 1997              $ 2,644      $(75,402)     $3,009     $(42,030)     $(111,779)
                                     =======      ========      ======     ========      =========




The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Three Months
                                                           Ended March 31,
                                                       ----------------------
                                                         1997          1996
                                                       --------      --------
                                                       (dollars in thousands)
Cash Flows From Operating Activities
 Rents collected                                       $ 27,958      $ 27,087
 Interest collected                                         601           732
 Interest paid                                           (7,236)       (7,407)
 Payments for property operations                       (16,574)      (16,338)
 General and administrative expenses paid                (2,572)       (1,922)
                                                       --------      --------
    Net cash provided by operating activities             2,177         2,152

Cash Flows From Investing Activities
 Real estate improvements                                  (627)         (611)
 Funding of notes receivable                             (5,156)           --
                                                       --------      --------
    Net cash (used in) investing activities              (5,783)         (611)

Cash Flows From Financing Activities
 Borrowings from financial institutions                      --         2,400
 Payments from (to) affiliates, net                          --          (559)
 Payments on mortgage notes payable                      (1,419)       (3,526)
 Receipt from escrow                                     12,423            --
 Deferred financing costs                                (1,117)          (44)
 Exercise of warrants                                        20            --
 Distributions to unitholders                              (632)       (8,489)
                                                       --------      --------
    Net cash provided by (used in) financing
     activities                                           9,275       (10,218)
                                                       --------      --------

    Net increase (decrease) in cash and cash
      equivalents                                         5,669        (8,677)

Cash and cash equivalents at beginning of period          5,872        20,699
                                                       --------      --------
Cash and cash equivalents at end of period             $ 11,541      $ 12,022
                                                       ========      ========

Reconciliation of net (loss) to net cash
 provided by operating activities
Net (loss)                                             $   (227)     $   (468)
 Adjustments to reconcile net (loss) to net
    cash provided by operating activities
 Depreciation                                             2,464         3,041
 (Increase) decrease in other assets                      3,992          (694)
 (Increase) in interest receivable                         (127)           (3)
 Increase in interest payable                               538            75
 Increase (decrease) in other liabilities                (4,463)          201
                                                       --------      --------
    Net cash provided by operating activities          $  2,177      $  2,152
                                                       ========      ========

Schedule of noncash financing activities

 Unrealized gain on marketable equity securities
    of affiliate                                       $  2,006      $    195

The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements of National Realty, L.P. and consolidated entities (the "Partnership") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K").

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

In February 1997, the Partnership funded a third loan to JNC Enterprises, Inc. ("JNC") in the amount of $2.5 million. The loan is secured by a 70.87% limited partner interest in a limited partnership which owns 250 acres of undeveloped land in Fort Worth, Texas. The

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.  NOTES RECEIVABLE (Continued)

note bears interest at 12% per annum, requires quarterly payments of interest only and matures in October 1997. In March 1997, the Partnership funded an additional $1.5 million and modified the loan by increasing the principal balance to $4.0 million.

In January 1997, the note receivable secured by the Nellis Bonanza Shopping Center in Las Vegas, Nevada matured. The borrower did not make the required principal payment. Therefore, the note was classified as non-performing at December 31, 1996. The Partnership has instituted foreclosure proceedings and anticipates that it will not incur a loss on foreclosure as the estimated value of the collateral property exceeds the carrying value of the note.

NOTE 4.  WARRANTS

Pursuant to the Moorman Settlement Agreement (as defined in NOTE 6. "LEGAL PROCEEDINGS"), on February 14, 1992, the Partnership issued warrants to purchase an aggregate of 2,019,579 of its units of limited partner interest subject to adjustment. Each warrant initially entitled the holder thereof to purchase three quarters of one unit at the exercise price of $11.00 per warrant. The initial exercise price was equal to $14.67 per unit and increased to $16.00 per unit on February 14, 1993. The warrants were exercisable for five years from the date of issuance and expired on February 14, 1997. Prior to their expiration a total of 1,631 warrants were exercised for the purchase of 1,226 units. See NOTE 6. "LEGAL PROCEEDINGS."

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

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 6.  LEGAL PROCEEDINGS (Continued)

The Moorman Settlement Agreement is complex and the following summary is qualified in its entirety by reference to the text thereof, which was previously included as an exhibit to the Partnership's Form 10-Q for the quarter ended March 31, 1990, as filed with the Securities and Exchange Commission. The Moorman Settlement Agreement provides for a plan (the "Moorman Settlement Plan") consisting of, among other things, the following: (i) the appointment and operation of a committee (the "Oversight Committee"), to oversee the implementation of the Moorman Settlement Plan, (ii) the appointment and operation of an audit committee having a majority of members unaffiliated with Messrs. Phillips and Friedman or SAMLP, (iii) the establishment of specified annually increasing targets described below (each a "Target") for each of the next five years through May 1995, relating to the price of the units of limited partner interest as decreased for certain distributions to unitholders, (iv) an agreement by SAMLP not to seek reimbursement of greater than $500,000 per year for Messrs. Phillips' and Friedman's salaries for serving as general partners of SAMLP, (Mr. Friedman resigned as general partner of SAMLP effective March 4, 1994) and a deferral of such payments until such time as a Target may be met, and, if SAMLP resigns as General Partner, a waiver of any compensation so deferred, (v) a deferral until such time as a Target may be met of certain future annual General Partner compensation payable, pursuant to the Partnership's governing documents, to SAMLP or its affiliates, and, if SAMLP resigns as General Partner, a waiver of any compensation so deferred,
(vi) the required distribution to unitholders of all the Partnership's operating cash flow in excess of certain renovation costs, unless the Oversight Committee approves alternative uses for such operating cash flow, (vii) the issuance of Warrants to purchase an aggregate of up to 2,019,579 units (the "Warrants") to Class Members, (viii) the contribution by certain co-defendants of cash and notes payable to the Partnership aggregating $5.5 million (including $2.5 million to be contributed by SAMLP and its general partners over a four-year period), (ix) the amendment of the Partnership Agreement to reduce the vote required to remove the General Partner from a two-thirds vote to a majority vote of the units, (x) the Partnership's redemption of its unit purchase rights and an agreement not to adopt a similar rights plan without Oversight Committee approval and (xi) the Partnership's payment of certain settlement costs, including plaintiffs' attorneys' fees in the amount of $3.4 million. The Moorman Settlement Plan remains in effect until SAMLP has resigned as General Partner and a successor general partner is elected and takes office, and the Warrants remained exercisable for five years from the date of issuance and expired on February 14, 1997. Prior to their expiration a total of 1,631 Warrants were exercised for the purchase of 1,226 units.

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

The withdrawal of the General Partner would require the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. Under the Moorman Settlement Agreement, payment for such Redeemable General Partner Interest, fees and other compensation may, at the Oversight Committee's option, be paid over a three year period pursuant to a secured promissory note bearing interest at the prime rate and containing commercially reasonable terms and collateral. Under the Moorman Settlement Plan, the purchase price for Redeemable General Partner Interest would be calculated, as of the time SAMLP withdraws as General Partner under the Partnership's governing documents. The Managing General Partner has calculated the Redeemable General Partner Interest

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  LEGAL PROCEEDINGS (Continued)

at December 31, 1996 to be $42.0 million, and believes there has been no material change in such value since such date. The Partnership would be entitled to offset against any such payment the then outstanding principal balance ($4.2 million at March 31, 1997) plus all accrued but unpaid interest ($6.4 million at March 31, 1997) on the note receivable from SAMLP for its capital contribution to the Partnership. In the accompanying Consolidated Financial Statements, the Redeemable General Partner Interest is shown as a reduction of Partners' Equity. The note receivable from the General Partner has been offset against the Redeemable General Partner Interest. The Oversight Committee previously has informed the Partnership that it calculated the amount of such Redeemable General Partner Interest to be less than the amount calculated by the Managing General Partner. When SAMLP withdraws as General Partner of the Partnership, the value of the Redeemable General Partner Interest would depend on the fair value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

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

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.  SUBSEQUENT EVENTS

In April 1997, the Partnership modified and extended the mortgage secured by the Cross County Mall in Mattoon, Illinois. In conjunction with the modification, the Partnership made a principal reduction payment of $137,500. The modified and extended mortgage bears interest at a variable rate, currently 10.4% per annum, requires monthly payments of principal and interest and has an extended maturity of April 2002.

Also in April 1997, the Partnership funded a $1.5 million loan to Highway 544 Partners, L.P. ("Highway Partners"). The loan is secured by a first lien on approximately 49 acres of undeveloped land in Plano, Texas, a pledge of 100% of the partnership interest and the personal guarantee of the owner of Highway Partner's general partner. The note receivable bears interest at 18% per annum, requires quarterly interest only payments at 12% per annum, with the deferred interest payable annually in April 1998 and 1999, and matures in April 1999.

In April 1997, the Partnership completed the sale of Tollhill East, a 81,115 square foot office building in Dallas, Texas, that was under contract for sale at March 31, 1997. The office building was sold for $7.0 million in cash, the Partnership receiving net cash of $4.6 million after the payoff of $2.4 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Partnership paid Carmel Realty a real estate sales commission of $209,000 based on the $7.0 million sales price of the property. The Partnership will recognize a gain on the sale of approximately $3.3 million.

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

Liquidity and Capital Resources

Cash and cash equivalents aggregated $11.5 million at March 31, 1997 compared to $5.9 million at December 31, 1996. The principal reasons for this increase in cash are discussed in the paragraphs below.

The Managing General Partner of the Partnership's General Partner has discretion in determining methods of obtaining funds for the Partnership's operations. The Partnership's governing documents place no limitation on the amount of leverage that the Partnership may incur either in the aggregate or with respect to any particular property or other investment. At March 31, 1997, the aggregate loan-to-value ratio of the Partnership's real estate portfolio was 44.4%, computed on the basis of the ratio of total property-related debt to aggregate appraised values as of December 31, 1996, as compared with a loan-to-value ratio of 44.6% at December 31, 1996.

The Partnership's principal sources of cash flow have been and will continue to be from property operations and externally generated funds. Externally generated funds include borrowings, proceeds from the sale of Partnership properties and other assets and proceeds from the issuance of debt secured by Partnership properties or mortgage notes receivable. The Partnership expects that its cash on hand, cash flow from property operations together with externally generated funds will be sufficient to meet the Partnership's various cash needs in 1997, including, but not limited to the payment of distributions, debt service obligations coming due, including the "Pension Notes," and property maintenance and improvements, as more fully discussed in the paragraphs below.

In November 1992, in conjunction with the transfer of the net assets of 52 apartment complexes and a wraparound note receivable to GCLP, such assets were refinanced under a $223 million blanket mortgage loan. The blanket mortgage loan requires that cash flow from the GCLP properties be used to fund various escrow and reserve accounts and limits the payment of distributions to the Partnership. During the first quarter of 1997, the Partnership received distributions from GCLP totaling $786,000 (excluding proceeds from the released credit enhancement escrow, as described below), compared to distributions totaling $550,000 received during the first quarter of 1996.

In January 1998, GCLP replaced the credit enhancement escrow with a $18.5 million letter of credit. The letter of credit provided by a financial institution in the amount of $18.5 million is for a term of not less than two years. The letter of credit may be drawn upon to pay operating shortfalls of GCLP's properties. The available amount under the letter of credit will be reduced by the amount of each draw on the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


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

In February 1997, the Partnership funded a third loan to JNC Enterprises, Ltd. ("JNC") in the amount of $2.5 million. This loan is secured by a 70.87% limited partner interest in a limited partnership which owns 250 acres of undeveloped land in Fort Worth, Texas. In March 1997, the Partnership funded an additional $1.5 million increasing the loan's principal balance to $4.0 million.

In April 1997, the Partnership funded a $1.5 million loan to Highway 544 Partners, L.P. ("Highway Partners"). The loan is secured by a first lien on approximately 49 acres of undeveloped land in Plano, Texas, 100% of the partnership interests in Highway Partners and the personal guarantee of the owner of the general partner of Highway Partners.

Also in April 1997, the Partnership completed the sale of Tollhill East, a 81,115 square foot office building in Dallas, Texas, that was under contract for sale at March 31, 1997. The office building was sold for $7.0 million in cash, the Partnership receiving net cash of $4.6 million after the payoff of $2.4 million in existing mortgage debt and the payment of various closing costs associated with the sale.

On March 31, 1997, the Partnership paid its regular quarterly distribution, $.10 per unit, or a total of $632,000, to unitholders of record on March 14, 1997.

The Partnership's net cash flow from property operations (rents collected less payments for property operating expenses) increased from $10.7 million for the three months ended March 31, 1996 to $11.4 million for the three months ended March 31, 1997. This increase is primarily due to increased rental rates at the Partnership's apartments and commercial properties.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The withdrawal of the General Partner requires the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. The Moorman Settlement Agreement provides that any payment for such Redeemable General Partner Interest, fees and other compensation during the pendency of the Moorman Settlement Agreement may, at the option of the Oversight Committee (also established under the Moorman Settlement Agreement), be made over three years pursuant to a secured promissory note bearing interest at a financial institution's prime rate. The Managing General Partner has calculated the fair value of the Redeemable General Partner Interest at December 31, 1996 to be $42.0 million, and believes that there has been no material change in such value since that date. The Partnership would be entitled to offset against such payment the then outstanding principal balance of the note receivable ($4.2 million at March 31, 1997) plus all accrued and unpaid interest ($6.4 million at March 31, 1997) on the note receivable from the General Partner representing its capital contribution to the Partnership. When Syntek Asset Management, L.P. ("SAMLP") withdraws as General Partner of the Partnership, the fair value of the Redeemable General Partner Interest would depend on the value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

In the accompanying Consolidated Balance Sheets, the Redeemable General Partner Interest is shown as a reduction in Partners' Equity and the note receivable from the General Partner has been offset against the Redeemable General Partner Interest.

On January 27, 1995, National Realty, SAMLP, the Oversight Committee and William H. Elliott executed an Implementation Agreement which provides for the nomination of a successor general partner and for the resolution of all related matters under the Moorman Settlement. On February 20, 1996, the parties to the Implementation Agreement executed an Amended and Restated Implementation Agreement.

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

Results of Operations

The Partnership reported a net loss of $227,000 for the three months ended March 31, 1997 as compared to a net loss of $468,000 for the three months ended March 31, 1996. The primary factors contributing to the Partnership's improvement in operating results are discussed in the following paragraphs.

Rents increased to $27.7 million for the three months ended March 31, 1997 from $27.0 million for the three months ended March 31, 1996. This increase is primarily due to increased rental rates at the Partnership's apartments and commercial properties. Rents are expected to continue to increase during the remainder of 1997.

Interest income increased from $746,000 for the three months ended March 31, 1996 to $839,000 for the three months ended March 31, 1997. $242,000 of this increase is attributable to loans funded in 1996 and 1997, partially offset by a decrease of $81,000 due to a loan which matured in January 1997 and a decrease of $65,000 due to decreased short-term investment income. Interest income for the remaining quarters of 1997 is expected to be comparable to that of the first quarter.

Interest expense, depreciation, property taxes and insurance, utilities, property level payroll, repairs and maintenance, other property operation expenses, property management fees and general and administrative expenses for 1997 all approximated those for 1996.

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

                     ______________________________________


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

See NOTE 6. "LEGAL PROCEEDINGS - Moorman Settlement," of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in PART I for information relating to legal proceedings.

ITEM 5.   OTHER INFORMATION

See NOTE 4. "WARRANTS" of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in PART I for information relating to unit purchase warrants that expired on February 14, 1997.

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

                                        By its General Partner:

                                        SYNTEK ASSET MANAGEMENT, L.P.

                                        By its Managing General Partner:

                                        SYNTEK ASSET MANAGEMENT, INC.





Date:       May 13, 1997                By:  /s/ Randall M. Paulson
     -------------------------             -----------------------------------
                                           Randall M. Paulson
                                           President





Date:       May 13, 1997                By:  /s/ Thomas A. Holland
     --------------------------            -----------------------------------
                                           Thomas A. Holland
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                            Accounting Officer)

                             NATIONAL REALTY, L.P.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                      For the Quarter ended March 31, 1997





Exhibit                                                                  Page
Number                         Description                              Number
-------     ---------------------------------------------------         ------
  11.0      Computation of Earnings Per Unit                                 23

  27.0      Financial Data Schedule                                          24
