Form 10-Q
period 1997-06-30
NATIONAL REALTY L P
filed 1997-08-11
CIK 819671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED JUNE 30, 1997



                         Commission File Number 1-9648



                             NATIONAL REALTY, L.P.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



          Delaware                                             75-2163175
-------------------------------                              ---------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)



         10670 North Central Expressway, Suite 300, Dallas, Texas 75231
                --------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)



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
Yes  X .  No    .
    ---      ---


Units of Limited Partner Interest                6,328,969
---------------------------------     ------------------------------
         (Class)                      (Outstanding at August 1, 1997)

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



                             NATIONAL REALTY, L.P.
                          CONSOLIDATED BALANCE SHEETS

                                                      June 30,    December 31,
                                                       1997          1996
                                                   ------------  --------------
                                                      (dollars in thousands)
                   Assets

Real estate held for investment
  Land .........................................     $ 49,758     $ 51,342
  Buildings and improvements ...................      391,767      396,626
                                                     --------     --------
                                                      441,525      447,968

  Less - accumulated depreciation ..............     (224,158)    (223,204)
                                                     --------     --------
                                                      217,367      224,764

Notes and interest receivable, net of deferred
  gains of $15,787 in 1997 and 1996 ............       23,077       15,189
  Less - allowance for estimated losses ........      (1,910)      (1,910)
                                                     --------     --------
                                                       21,167       13,279

Cash and cash equivalents ......................       16,253        5,872
Accounts receivable ............................        2,261        2,040
Prepaid expenses ...............................          996        1,663
Escrow deposits and other assets (including $480
  in 1997 from affiliates) .....................        5,473       18,496
Marketable equity securities of affiliate, at
  market .......................................        2,447        1,272
Deferred financing costs .......................       12,982       13,947
                                                     --------     --------

                                                     $278,946     $281,333
                                                     ========     ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                    CONSOLIDATED BALANCE SHEETS - Continued

                                                                 June 30,     December 31,
                                                                   1997          1996
                                                               ------------  -----------
                                                                 (dollars in thousands)

    Liabilities and Partners' Equity (Deficit)

Liabilities
  Notes and interest payable .................................    $323,058     $325,921
  Pension notes and related interest payable .................      14,253       13,478
  Accrued property taxes .....................................       5,987        6,928
  Accounts payable and other liabilities
     (including $85 in 1996 to affiliates) ...................       4,582        3,040
  Tenant security deposits ...................................       3,153        7,057
                                                                  --------     --------
                                                                   351,033      356,424

Commitments and contingencies

Redeemable General Partner Interest ..........................      37,855       37,855

Partners' equity (deficit)
  General Partner ............................................       2,710        2,649
  Limited Partners (6,328,974 units in 1997 and
     6,328,303 units in 1996) ................................     (72,799)     (74,568)
  Unrealized gain on marketable equity securities
     of affiliate ............................................       2,177        1,003
                                                                  --------     --------
                                                                   (67,912)     (70,916)

  Less - Redeemable General Partner Interest .................     (42,030)     (42,030)
                                                                  --------     --------

                                                                  (109,942)    (112,946)
                                                                  --------     --------
                                                                  $278,946     $281,333
                                                                  ========     ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   For the Three Months                     For the Six Months
                                                      Ended June 30,                           Ended June 30,
                                            -----------------------------------      -----------------------------------
                                                  1997                1996                 1997                1996
                                            ---------------      --------------      ---------------      --------------
                                                            (dollars in thousands, except per unit)

Revenues
  Rents..........................           $        27,889      $       27,171      $        55,609      $       54,185
  Interest.......................                       925                 764                1,764               1,510
                                            ---------------      --------------      ---------------      --------------

                                                     28,814              27,935               57,373              55,695

Expenses
  Interest.......................                     8,512               8,433               17,033              16,860
  Depreciation...................                     2,678               2,530                5,142               5,040
  Property taxes & insurance.....                     3,100               3,082                6,118               6,175
  Utilities......................                     2,849               2,833                6,005               5,803
  Property-level payroll costs...                     1,488               1,448                3,160               3,118
  Repairs and maintenance........                     6,705               6,578               12,377              12,070
  Other operating expenses.......                     1,013                 972                2,166               2,070
  Property management fees.......                     1,191               1,172                2,384               2,327
  General and administrative.....                     1,544               1,265                3,501               3,078
                                            ---------------      --------------      ---------------      --------------

                                                     29,080              28,313             57,886               56,541
                                            ---------------      --------------      ---------------      --------------

(Loss) from operations...........                      (266)               (378)                (513)               (846)
Gain on sale of real estate......                     3,587                 -                  3,587                 -
                                            ---------------      --------------      ---------------      --------------


Net income (loss)................           $         3,321      $         (378)     $         3,074      $         (846)
                                            ===============      ==============      ===============      ==============


Earnings per unit
  Net income (loss)..............           $           .51      $         (.06)     $           .48      $         (.14)
                                            ===============      ==============      ===============      ==============

Weighted average units of
  limited partner interest
  used in computing earnings
  per unit.......................                 6,329,076           6,417,832            6,328,639           6,417,832
                                            ===============      ==============      ===============      ==============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997


                                                                   Unrealized
                                                                     Gain On          Redeemable
                                                                    Marketable         General         Partner's
                                      General        Limited         Equity            Partner          Equity
                                      Partner        Partners      Securities         Interest         (Deficit)
                                     ---------      ----------     ---------         ----------       ----------
                                                        (dollars in thousands, except per unit)

Balance, January 1, 1997 ..........  $  2,649      $  (74,568)    $  1,003            $ (42,030)      $ (112,946)


Units issued on exercise of
  warrants ........................      --                20          --                   --                20

Distributions ($.20 per unit) .....      --            (1,264)         --                   --            (1,264)

Unrealized gain on marketable
  equity securities of affiliate...      --              --          1,174                  --             1,174

Net income ........................        61           3,013          --                   --             3,074
                                     ---------      ----------    ---------           ----------      ----------


Balance, June 30, 1997 ............  $  2,710      $ (72,799)     $  2,177            $ (42,030)      $ (109,942)
                                     ========      =========      ========            =========       ==========




The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               For the Six Months
                                                                  Ended June 30,
                                                       -------------------------------------
                                                            1997                  1996
                                                              (dollars in thousands)
                                                       ----------------     ----------------
Cash Flows From Operating Activities
  Rents collected ...................................  $         55,703     $         54,401
  Interest collected ................................             1,438                1,432
  Interest paid .....................................           (14,433)             (15,869)
  Payments for property operations ..................           (31,835)             (33,369)
  General and administrative expenses paid ..........            (4,397)              (2,999)
                                                       ----------------     ----------------

     Net cash provided by operating activities ......             6,476                3,598


Cash Flows From Investing Activities
  Proceeds from sale of real estate .................             4,409                  --
  Real estate improvements ..........................            (1,313)              (1,888)
  Collections on notes receivable ...................             1,362                  --
  Funding of notes receivable .......................            (9,106)              (1,485)
                                                       ----------------     ----------------

     Net cash (used in) investing activities ........            (4,648)              (3,373)


Cash Flows From Financing Activities
  Proceeds from notes payable .......................             8,333                2,400
  Payoffs on notes payable ..........................            (7,051)              (2,331)
  Payments from (to) affiliates, net ................               --                (4,277)
  Payments on notes payable .........................            (2,781)              (2,405)
  Receipt from escrow ...............................            12,423                  --
  Deferred financing costs ..........................            (1,127)                 (70)
  Exercise of warrants ..............................                20                  --
  Distributions to unitholders ......................            (1,264)              (9,355)
                                                       ----------------     ----------------
     Net cash provided by (used in) financing
       activities ...................................             8,553              (16,038)
                                                       ----------------     ----------------

     Net increase (decrease) in cash and cash
       equivalents ..................................            10,381              (15,813)


Cash and cash equivalents at beginning of period ....             5,872               20,699
                                                       ----------------     ----------------

Cash and cash equivalents at end of period ..........  $         16,253     $          4,886
                                                       ================     ================




The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Six Months
                                                              Ended June 30,
                                                      ---------------------------
                                                          1997            1996
                                                      -----------     -----------
                                                         (dollars in thousands)

Reconciliation of net income (loss) to net cash
  provided by operating activities
Net income (loss) ...............................     $     3,074      $     (846)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities
  Depreciation ..................................           5,142           5,040
  Gain on sale of real estate ...................          (3,587)            --
  Decrease in other assets ......................           1,274             807
  (Increase) in interest receivable .............            (144)            (25)
  Increase in interest payable ..................           1,061             163
  (Decrease) in other liabilities ...............            (344)         (1,541)
                                                      -----------     -----------

     Net cash provided by operating activities...     $     6,476     $     3,598
                                                      ===========     ===========


Schedule of noncash activities

  Unrealized gain on marketable equity securities
     of affiliate ...............................     $     1,174     $       220





The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.       BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements of National Realty, L.P. and consolidated entities (the "Partnership") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K").

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

NOTE 3.       NOTES RECEIVABLE

In January 1997, the Partnership funded a $1.2 million loan to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by (i) a 100% limited partnership interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (ii) 100% of the stock of Bordeaux Investments One, Inc., which owns approximately 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (iii) the personal guarantees of the Bordeaux partners. The loan bears interest at 14.0% per annum, requires monthly payments of interest only at 12.0% per annum, with the deferred interest payable annually in December 1997 and 1998, and matures in January 1999. The Partnership has the option to reduce the principal balance of the loan by $50,000 in exchange for 75% ownership of Bordeaux. In July 1997, an additional $53,000 was funded and the loan was modified, increasing the principal balance to $1.3 million. The Partnership has committed to fund an additional $212,000, at which time the loan will be modified to increase the principal balance.

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.       NOTES RECEIVABLE (Continued)

In February 1997, the Partnership funded a third loan to JNC Enterprises, Inc. ("JNC") in the amount of $2.5 million. The loan is secured by a 70.87% limited partner interest in a limited partnership which owns 250 acres of undeveloped land in Fort Worth, Texas. The note bears interest at 12% per annum, requires quarterly payments of interest only and matures in October 1997. In March 1997, the Partnership funded an additional $1.5 million and modified the loan by increasing the principal balance to $4.0 million. In June 1997, the Partnership funded a fourth loan to JNC in the amount of $2.5 million. In July 1997, an additional $1.0 million was funded and the loan was modified, increasing the principal balance to $3.5 million. The loan is secured by 81.99 acres of undeveloped land in Frisco, Texas. The note bears interest at 16.0% per annum, requires monthly payments of interest only and matures in June 1998.

Also in June 1997, the Partnership received $1.5 million from JNC, of which $1.0 million was applied to payoff the first note at maturity in June 1997, $416,000 was applied as a principal reduction payment on the third note and the remaining $84,000 was applied to accrued interest. In July 1997, the Partnership received $2.0 million from JNC, which was applied, as a principal reduction payment, to the third note.

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

NOTE 4.       REAL ESTATE

In April 1997, the Partnership sold Tollhill East, a 81,115 square foot office building in Dallas, Texas. The building was sold for $7.0 million in cash, the Partnership receiving net cash of $4.6 million after the payoff of $2.4 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Partnership paid Carmel Realty, Inc. ("Carmel Realty"), an affiliate of the Partnership's General Partner, a real estate sales commission of $209,000 based on the $7.0 million sales price of the property. The Partnership recognized a gain of $3.6 million on the sale.

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.       REAL ESTATE (Continued)

In June 1997, the Partnership sold the Fondren Building, a 47,808 square foot office building in Houston, Texas, for $661,000 in cash. The Partnership received net cash of $610,000 after the payment of various closing costs associated with the sale of the property. The Partnership recognized no gain or loss on the sale.

NOTE 5.       NOTES PAYABLE

In April 1997, the Partnership modified and extended the mortgage secured by the Cross County Mall in Mattoon, Illinois. In conjunction with the modification, the Partnership made a principal reduction payment of $137,500. The modified and extended mortgage bears interest at a variable rate, currently 10.4% per annum, requires monthly payments of principal and interest and matures in April 2002.

In June 1997, the Partnership refinanced the mortgage debt secured by the Pheasant Ridge Apartments in Bellevue, Nebraska in the amount of $5.7 million. The Partnership received net cash of $804,000 after the payoff of $4.6 million in existing mortgage debt, the funding of escrows, and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at 7.89% per annum, requires monthly payments of principal and interest of $41,742 and matures in July 2007. The Partnership paid Basic Capital Management, Inc. ("BCM"), an affiliate of the Partnership's General Partner, a mortgage brokerage and equity refinancing fee of $57,000 based on the new $5.7 million mortgage.

Also in June 1997, the Partnership refinanced the mortgage debt secured by the Regency Apartments in Lincoln, Nebraska in the amount of $3.4 million. The Partnership received net cash of $374,000 after the payoff of $2.5 million in existing mortgage debt, the funding of escrows and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at 7.89% per annum, requires monthly payments of principal and interest of $24,577 and matures in July 1997. The Partnership paid BCM a mortgage brokerage and equity refinancing fee of $33,848 based on the new $3.4 million mortgage.

NOTE 6.       WARRANTS

Pursuant to the Moorman Settlement Agreement (as defined in NOTE 8. "LEGAL PROCEEDINGS"), on February 14, 1992, the Partnership issued warrants to purchase an aggregate of 2,019,579 of its units of limited partner interest subject to adjustment. Each warrant initially entitled the holder thereof to purchase three quarters of one unit at the exercise price of $11.00 per warrant. The initial exercise price was equal to $14.67 per unit and increased to $16.00 per unit on February 14, 1993. The warrants were exercisable for five years from the date of issuance and expired on February 14, 1997. Prior to their expiration a total of 1,631 warrants were exercised for the purchase of 1,226 units. See NOTE 8. "LEGAL PROCEEDINGS."

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.       INCOME TAXES

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

NOTE 8.       LEGAL PROCEEDINGS

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

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 8.       LEGAL PROCEEDINGS (Continued)

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

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 8.       LEGAL PROCEEDINGS (Continued)

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

The withdrawal of the General Partner would require the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. Under the Moorman Settlement Agreement, payment for such Redeemable General Partner Interest, fees and other compensation may, at the Oversight Committee's option, be paid over a three year period pursuant to a secured promissory note bearing interest at the prime rate and containing commercially reasonable terms and collateral. Under the Moorman Settlement Plan, the purchase price for Redeemable General Partner Interest would be calculated, as of the time SAMLP withdraws as General Partner under the Partnership's governing documents. The Managing General Partner has calculated the Redeemable General Partner Interest at December 31, 1996 to be $42.0 million, and believes there has been no material change in such value since such date. The Partnership would be entitled to offset against any such payment the then outstanding principal balance ($4.2 million at June 30, 1997) plus all accrued but unpaid interest ($6.7 million at June 30, 1997) on the note receivable from SAMLP for its capital contribution to the Partnership. In the accompanying Consolidated Financial Statements, the Redeemable General Partner Interest is shown as a reduction of Partners' Equity. The note receivable from the General Partner has been offset against the Redeemable General Partner Interest. The Oversight Committee previously has informed the Partnership that it calculated the amount of such Redeemable General Partner Interest to be less than the amount calculated by the Managing General Partner. When SAMLP withdraws as General Partner of the Partnership, the value of the Redeemable General Partner Interest would depend on the fair value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

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

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 8.       LEGAL PROCEEDINGS (Continued)

On September 23, 1996, the Supervising Judge entered an order granting tentative approval of the Amended and Restated Implementation Agreement and the form of notice to be sent to the original class members. On April 7, 1997, the Supervising Judge entered an order amending the September 23, 1996 order, approving the formal notice and setting a hearing on the Implementation Agreement for June 27, 1997. A notice was sent to all class members and unitholders in April 1997 and the hearing was held on June 27, 1997. As of August 1, 1997, the Supervising Judge had not entered the order granting final approval of the Implementation Agreement. Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the unitholders of National Realty for a vote. In addition, the unitholders will vote upon amendments to the National Realty Partnership Agreement which relate to the proposed compensation of the successor general partner and other related matters.

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

Upon approval by the unitholders, SAMLP shall resign as General Partner and the successor general partner shall take office. If the required approvals are obtained, National Realty anticipates that the successor general partner may be elected and take office during the fourth quarter of 1997.

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

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 9.       SUBSEQUENT EVENTS

In July 1997, the Partnership funded a $700,000 loan to an individual. The loan is secured by a first lien on an oil, gas and mineral lease in Anderson County, Texas and by a second lien on a ranch in Henderson County, Texas. The loan bears interest at 12.0% per annum, requires monthly payments of interest only and matures in March 1998.

Also in July 1997, the Partnership funded a $1.4 million loan to Avex Fund III, Inc. The loan is secured by a first lien on 14.5 acres of undeveloped land in Las Colinas, Texas. The loan bears interest at 12.0% per annum, requires monthly payments of interest only and matures in July 1999.

In August 1997, the Partnership funded an $800,000 loan to Frisco Eldorado Partners, L.L.C. The loan is secured by a first lien on 45 acres of undeveloped land in Frisco, Texas. The loan bears interest at 15.0% per annum, requires monthly payments of interest only and matures in August 1998.
$250,000 of the loan balance is guaranteed by the Frisco Economic Development Corporation.

                           ------------------------

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

Liquidity and Capital Resources

Cash and cash equivalents aggregated $16.3 million at June 30, 1997 compared to $5.9 million at December 31, 1996. The principal reasons for this increase in cash are discussed in the paragraphs below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The Managing General Partner of the Partnership's General Partner has discretion in determining methods of obtaining funds for the Partnership's operations. The Partnership's governing documents place no limitation on the amount of leverage that the Partnership may incur either in the aggregate or with respect to any particular property or other investment. At June 30, 1997, the aggregate loan-to-value ratio of the Partnership's real estate portfolio was 44.2%, computed on the basis of the ratio of total property-related debt to aggregate appraised values as of June 30, 1997, as compared with a loan-to-value ratio of 44.6% at December 31, 1996.

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

In November 1992, in conjunction with the transfer of the net assets of 52 apartment complexes and a wraparound note receivable to GCLP, such assets were refinanced under a $223 million blanket mortgage loan. The blanket mortgage loan requires that cash flow from the GCLP properties be used to fund various escrow and reserve accounts and limits the payment of distributions to the Partnership. During the three and six months ended June 30, 1997, the Partnership received distributions from GCLP totaling $1.2 million and $2.0 million (excluding proceeds from the released credit enhancement escrow, as described below), compared to distributions totaling $250,000 and $800,000 received during the three and six months ended June 30, 1996.

In January 1997, GCLP replaced the credit enhancement escrow with a $18.5 million letter of credit. The letter of credit provided by a financial institution in the amount of $18.5 million is for a term of not less than two years. The letter of credit may be drawn upon to pay operating shortfalls of GCLP's properties. The available amount under the letter of credit will be reduced by the amount of each draw on the letter of credit. The Partnership received net cash of $11.3 million from the released credit enhancement escrow, after the payment of various costs associated with the letter of credit.

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

Liquidity and Capital Resources (Continued)

the Bordeaux partners. In July 1997, an additional $53,000 was funded and the loan was modified, increasing the principal balance to $1.3 million. The Partnership has committed to fund an additional $212,000, at which time the loan will be modified to increase the principal balance.

In February 1997, the Partnership funded a third loan to JNC Enterprises, Ltd. ("JNC") in the amount of $2.5 million. This loan is secured by a 70.87% limited partner interest in a limited partnership which owns 250 acres of undeveloped land in Fort Worth, Texas. In March 1997, the Partnership funded an additional $1.5 million increasing the loan's principal balance to $4.0 million. In June 1997, the Partnership funded a fourth loan to JNC in the amount of $2.5 million. The loan is secured by 81.99 acres of undeveloped land in Frisco, Texas. In July 1997, an additional $1.0 million was funded and the loan was modified increasing the principal balance to $3.5 million.

In June 1997, the Partnership received $1.5 million from JNC, of which $1.0 million was applied to payoff the first note at maturity in June 1997, $416,000 was applied as a principal reduction payment on the third loan, and the remaining $84,000 was applied to accrued interest. In July 1997, the Partnership received $2.0 million from JNC, which was applied to the third note as a principal reduction payment.

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

Also in April 1997, the Partnership sold Tollhill East, an office building in Dallas, Texas, for $7.0 million in cash. The Partnership received net cash of $4.6 million after the payoff of $2.4 million in existing mortgage debt and the payment of various closing costs associated with the sale. Also in June 1997, the Partnership sold the Fondren Building, an office building in Houston, Texas. The office building was sold for $661,000 in cash, the Partnership receiving net cash of $610,000 after the payment of various closing cost associated with the sale of the property.

Also in June 1997, the Partnership refinanced the mortgage debt secured by the Pheasant Ridge Apartments in Bellevue, Nebraska in the amount of $5.7 million. The Partnership received net cash of $804,000 after the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

payoff of $4.6 million in existing mortgage debt, the funding of escrows, and the payment of various closing costs associated with the financing.

Also in June 1997, the Partnership refinanced the mortgage debt secured by the Regency Apartments in Lincoln, Nebraska in the amount of $3.4 million. The Partnership received net cash of $374,000 after the payoff of $2.5 million in existing mortgage debt, the funding of escrows and the payment of various closing costs associated with the financing.

In July 1997, the Partnership funded a $700,000 loan to an individual. The loan is secured by a first lien on an oil, gas and mineral lease in Anderson County, Texas and by a second lien on a ranch in Henderson County, Texas.

Also in July 1997, the Partnership funded a $1.4 million loan to Avex Fund III, Inc. The loan is secured by a first lien on 14.5 acres of undeveloped land in Las Colinas, Texas.

In August 1997, the Partnership funded an $800,000 loan to Frisco Eldorado Partners, L.L.C. The loan is secured by a first lien on 45 acres of undeveloped land in Frisco, Texas.

In the first six months of 1997, the Partnership declared and paid quarterly distributions aggregating $.20 per unit, or a total of $1.3 million.

The Partnership's net cash flow from property operations (rents collected less payments for property operating expenses) increased from $10.3 million and $21.0 million for the three and six months ended June 30, 1996 to $12.5 million and $23.9 million for the three and six months ended June 30, 1997. This increase is primarily due to increased rental rates at the Partnership's apartment and commercial properties.

As discussed in NOTE 8. "LEGAL PROCEEDINGS," the Moorman litigation settlement agreement (the "Moorman Settlement Agreement") sets forth certain aggressive, annually increasing targets relating to the price of the Partnership's units of limited partner interest which were not met, resulting in, among other things, the required withdrawal of the General Partner upon election of a successor and the resulting required purchase of the Redeemable General Partner Interest, as defined below.

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

Liquidity and Capital Resources (Continued)

years pursuant to a secured promissory note bearing interest at a financial institution's prime rate. The Managing General Partner has calculated the fair value of the Redeemable General Partner Interest at December 31, 1996 to be $42.0 million, and believes that there has been no material change in such value since that date. The Partnership would be entitled to offset against such payment the then outstanding principal balance of the note receivable ($4.2 million at June 30, 1997) plus all accrued and unpaid interest ($6.7 million at June 30, 1997) on the note receivable from the General Partner representing its capital contribution to the Partnership. When Syntek Asset Management, L.P. ("SAMLP") withdraws as General Partner of the Partnership, the fair value of the Redeemable General Partner Interest would depend on the value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

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

On September 23, 1996, the Supervising Judge entered an order granting tentative approval of the Amended and Restated Implementation Agreement and the form of notice to be sent to the original class members. On April 7, 1997, the Supervising Judge entered an order amending the September 23, 1996 order, approving the formal notice and setting a hearing on the Implementation Agreement for June 27, 1997. A notice was sent to all class members and unitholders in April 1997 and the hearing was held on June 27, 1997. As of August 1, 1997, the Supervising Judge had not entered the order granting final approval of the Implementation Agreement. Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the unitholders of National Realty for a vote. In addition, the unitholders will vote upon amendments to the National Realty Partnership Agreement which relate to the proposed compensation of the successor general partner and other related matters.

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

Upon approval by the unitholders, SAMLP shall resign as General Partner and the successor general partner shall take office. If the required approvals are obtained, National Realty anticipates that the successor general partner may be elected and take office during the fourth quarter of 1997.

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

Results of Operations

The Partnership reported net income of $3.3 million and $3.1 million including a gain on sale of real estate of $3.6 million for the three and six months ended June 30, 1997 as compared to a net loss of $378,000 and $846,000 for the three and six months ended June 30, 1996. The primary factors contributing to the Partnership's improvement in operating results are discussed in the following paragraphs.

Rents increased to $27.9 million and $55.6 million for the three and six months ended June 30, 1997 from $27.2 million and $54.2 million for the three and six months ended June 30, 1996. This increase is primarily due to increased rental rates at the Partnership's apartments and commercial properties. Rents are expected to continue to increase during the remainder of 1997.

Interest income increased to $925,000 and $1.8 million for the three and six months ended June 30, 1997 from $764,000 and $1.5 million for the three and six months ended June 30, 1996. This increase is attributable to loans funded in 1996 and 1997. Interest income for the remaining six months of 1997 is expected to be comparable to that of the first six months.

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

For the three and six months ended June 30, 1997, the Partnership recognized a gain on the sale of real estate of $3.6 million. See NOTE 4. "REAL ESTATE." No such gains were recognized in 1996.

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


                       ---------------------------------


                          PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS


See NOTE 8. "LEGAL PROCEEDINGS - Moorman Settlement," of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in PART I for information relating to legal proceedings.


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


                                   NATIONAL REALTY, L.P.

                                   By its General Partner:

                                   SYNTEK ASSET MANAGEMENT, L.P.

                                   By its General Partners:

                                   SYNTEK ASSET MANAGEMENT, INC.




Date:     August 11, 1997          By:  /s/ Randall M. Paulson
     -------------------------          -----------------------------------
                                        Randall M. Paulson
                                        Director and President





Date:     August 11, 1997          By:  /s/ Thomas A. Holland
     --------------------------         -----------------------------------
                                        Thomas A. Holland
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)





Date:     August 11, 1997          By:  /s/ Gene E. Phillips
     --------------------------         -----------------------------------
                                        Gene E. Phillips
                                        General Partner
                                        Syntek Asset Management, L.P.

                             NATIONAL REALTY, L.P.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                      For the Quarter ended June 30, 1997






Exhibit                                                                 Page
Number                            Description                          Number
-------        ---------------------------------------------------     ------

     11.0      Computation of Earnings Per Unit                          25

     27.0      Financial Data Schedule                                   26
