Form 10-Q
period 1997-09-30
NATIONAL REALTY L P
filed 1997-11-07
CIK 819671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED SEPTEMBER 30, 1997
                                                        ------------------

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
Yes  X .  No     .
    ---       ---


Units of Limited Partner Interest                         6,328,889
---------------------------------             ---------------------------------
         (Class)                              (Outstanding at October 31, 1997)

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



                              NATIONAL REALTY, L.P.
                           CONSOLIDATED BALANCE SHEETS


                                                        September 30, December 31,
                                                            1997         1996
                                                        ------------  ------------
                                                          (dollars in thousands)
                   Assets

Real estate held for investment
   Land ...............................................   $  49,758    $  51,342
   Buildings and improvements .........................     393,409      396,626
                                                          ---------    ---------
                                                            443,167      447,968

   Less - accumulated depreciation ....................    (226,741)    (223,204)
                                                          ---------    ---------
                                                            216,426      224,764

Notes and interest receivable, net of deferred
   gains of $15,787 in 1997 and 1996 ..................      23,431       15,189
   Less - allowance for estimated losses ..............      (1,910)      (1,910)
                                                          ---------    ---------
                                                             21,521       13,279

Cash and cash equivalents .............................      18,529        5,872
Accounts receivable ...................................       2,754        2,040
Prepaid expenses ......................................       1,040        1,663
Escrow deposits and other assets (including $256
   in 1996 from affiliates) ...........................       6,118       18,496
Marketable equity securities of affiliate, at
   market .............................................       2,557        1,272
Deferred financing costs ..............................      12,660       13,947
                                                          ---------    ---------

                                                          $ 281,605    $ 281,333
                                                          =========    =========





              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                              NATIONAL REALTY, L.P.
                     CONSOLIDATED BALANCE SHEETS - Continued


                                                           September 30,    December 31,
                                                               1997             1996
                                                           ------------     ------------
                                                               (dollars in thousands)
    Liabilities and Partners' Equity (Deficit)

Liabilities
   Notes and interest payable .........................    $    337,784     $    325,921
   Pension notes and related interest payable .........              --           13,478
   Accrued property taxes .............................           6,601            6,928
   Accounts payable and other liabilities
      (including $85 in 1996 to affiliates) ...........           4,385            3,040
   Tenant security deposits ...........................           3,226            7,057
                                                           ------------     ------------
                                                                351,996          356,424

Commitments and contingencies

Redeemable General Partner Interest ...................          37,855           37,855

Partners' equity (deficit)
   General Partner ....................................           2,754            2,649
   Limited Partners (6,328,889 units in 1997 and
      6,328,303 units in 1996) ........................         (71,257)         (74,568)
   Unrealized gain on marketable equity securities
      of affiliate ....................................           2,287            1,003
                                                           ------------     ------------
                                                                (66,216)         (70,916)

   Less - Redeemable General Partner Interest .........         (42,030)         (42,030)
                                                           ------------     ------------

                                                               (108,246)        (112,946)
                                                           ------------     ------------
                                                           $    281,605     $    281,333
                                                           ============     ============




              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                              NATIONAL REALTY, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                          For the Three Months            For the Nine Months
                                          Ended September 30,             Ended September 30,
                                       --------------------------     ---------------------------
                                          1997           1996             1997            1996
                                       -----------    -----------     -----------     -----------
                                                 (dollars in thousands, except per unit)
Revenues
   Rents ..........................    $    28,287    $    27,636     $    83,896     $    81,821
   Interest .......................          1,510            840           3,274           2,350
                                       -----------    -----------     -----------     -----------

                                            29,797         28,476          87,170          84,171

Expenses
   Interest .......................          8,519          8,503          25,552          25,363
   Depreciation ...................          2,584          2,589           7,726           7,629
   Property taxes & insurance .....          3,048          3,105           9,166           9,280
   Utilities ......................          3,031          3,012           9,036           8,815
   Property-level payroll costs ...          1,738          1,740           4,898           4,858
   Repairs and maintenance ........          6,848          6,696          19,225          18,766
   Other operating expenses .......          1,111          1,048           3,277           3,118
   Property management fees .......          1,186          1,176           3,570           3,503
   General and administrative .....          1,580          1,280           5,081           4,358
                                       -----------    -----------     -----------     -----------

                                            29,645         29,149          87,531          85,690
                                       -----------    -----------     -----------     -----------

Income (loss) from operations .....            152           (673)           (361)         (1,519)
Gain on sale of real estate .......          2,067             --           5,654              --
                                       -----------    -----------     -----------     -----------

Net income (loss) .................    $     2,219    $      (673)    $     5,293     $    (1,519)
                                       ===========    ===========     ===========     ===========

Earnings per unit

Net income (loss) .................    $       .34    $      (.10)    $       .82     $      (.24)
                                       ===========    ===========     ===========     ===========

Weighted average units of
   limited partner interest
   used in computing earnings
   per unit .......................      6,328,916      6,333,352       6,326,916       6,389,245
                                       ===========    ===========     ===========     ===========



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                              NATIONAL REALTY, L.P.
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997




                                                                                  Unrealized
                                                                                    Gain On       Redeemable
                                                                                   Marketable       General          Partners'
                                                    General        Limited           Equity         Partner           Equity
                                                    Partner        Partners        Securities       Interest         (Deficit)
                                                 ------------    ------------     ------------    ------------     ------------
                                                                     (dollars in thousands, except per unit)
Balance, January 1, 1997 ....................    $      2,649    $    (74,568)    $      1,003    $    (42,030)    $   (112,946)

Units issued on exercise of
   warrants .................................              --              20               --              --               20

Distributions ($.30 per unit) ...............              --          (1,897)              --              --           (1,897)

Unrealized gain on marketable
   equity securities of affiliate ...........              --              --            1,284              --            1,284

Net income ..................................             105           5,188               --              --            5,293
                                                 ------------    ------------     ------------    ------------     ------------


Balance, September 30, 1997 .................    $      2,754    $    (71,257)    $      2,287    $    (42,030)    $   (108,246)
                                                 ============    ============     ============    ============     ============




              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                              NATIONAL REALTY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the Nine Months
                                                                 Ended September 30,
                                                           -----------------------------
                                                               1997             1996
                                                           ------------     ------------
                                                              (dollars in thousands)
Cash Flows From Operating Activities
   Rents collected ....................................    $     83,541     $     81,567
   Interest collected .................................           2,871            2,158
   Interest paid ......................................         (21,526)         (21,973)
   Payments for property operations ...................         (48,652)         (50,712)
   General and administrative expenses paid ...........          (6,153)          (4,504)
                                                           ------------     ------------
      Net cash provided by operating activities .......          10,081            6,536

Cash Flows From Investing Activities
   Proceeds from sale of real estate ..................           4,409               --
   Real estate improvements ...........................          (2,956)          (3,247)
   Collections on notes receivable ....................           9,884               --
   Funding of notes receivable ........................         (15,893)          (1,485)
                                                           ------------     ------------
      Net cash (used in) investing activities .........          (4,556)          (4,732)

Cash Flows From Financing Activities
   Proceeds from notes payable ........................          24,885            8,116
   Payment of pension notes ...........................         (14,645)              --
   Payments on notes payable ..........................         (12,522)          (8,892)
   Payments from (to) affiliates, net .................              --             (235)
   Receipt from escrow ................................          12,423               --
   Distributions to unitholders .......................          (1,897)         (12,360)
   Deferred financing costs ...........................          (1,132)            (326)
   Exercise of warrants ...............................              20               --
   Repurchase of shares of limited partner interest ...              --             (954)
                                                           ------------     ------------
      Net cash provided by (used in) financing
         activities ...................................           7,132          (14,651)
                                                           ------------     ------------

      Net increase (decrease) in cash and cash
         equivalents ..................................          12,657          (12,847)
Cash and cash equivalents at beginning of period ......           5,872           20,699
                                                           ------------     ------------
Cash and cash equivalents at end of period ............    $     18,529     $      7,852
                                                           ============     ============

Reconciliation of net income (loss) to net cash
   provided by operating activities
Net income (loss) .....................................    $      5,293     $     (1,519)
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities
   Depreciation .......................................           7,726            7,629
   Gain on sale of real estate ........................          (5,654)
   Decrease in other assets ...........................           1,516              588
   (Increase) in interest receivable ..................            (167)             (35)
   Increase in interest payable .......................           1,588              299
   (Decrease) in other liabilities ....................            (221)            (426)
                                                           ------------     ------------
      Net cash provided by operating activities .......    $     10,081     $      6,536
                                                           ============     ============

Schedule of noncash financing activities
   Unrealized gain on marketable equity securities ....    $      1,284     $        391


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                              NATIONAL REALTY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements of National Realty, L.P. and consolidated entities (the "Partnership") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K").

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

NOTE 3. NOTES RECEIVABLE

In January 1997, the Partnership funded a $1.2 million loan to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by (i) a 100% limited partnership interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (ii) 100% of the stock of Bordeaux Investments One, Inc., which owns approximately 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and
(iii) the personal guarantees of the Bordeaux partners. The loan bears interest at 14.0% per annum, requires monthly payments of interest only at 12.0% per annum, with the deferred interest payable annually in December 1997 and 1998, and matures in January 1999. The Partnership has the option to pay cash of $50,000 or to reduce the principal balance of the loan by $50,000 in exchange for 75% ownership of Bordeaux. In July, September and October 1997, a total of an additional $80,000 was funded and the loan was modified, increasing the principal balance to $1.3 million. The Partnership has committed to fund an additional $185,000.

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3. NOTES RECEIVABLE (Continued)

In February 1997, the Partnership funded a third loan to JNC Enterprises, Inc. ("JNC") in the amount of $2.5 million. The loan was secured by a 70.87% limited partner interest in a limited partnership which owns 250 acres of undeveloped land in Fort Worth, Texas. The note bore interest at 12% per annum and required quarterly payments of interest only. In March 1997, the Partnership funded an additional $1.5 million and modified the loan by increasing the principal balance to $4.0 million. At its October 1997 maturity the unpaid balance of the loan was paid in full. In June 1997, the Partnership funded a fourth loan to JNC in the amount of $2.5 million. In July 1997, an additional $1.0 million was funded and the loan was modified, increasing the principal balance to $3.5 million. The loan is secured by 81.99 acres of undeveloped land in Frisco, Texas. The loan bears interest at 16.0% per annum, requires monthly payments of interest only and matures in June 1998.

Also in June 1997, the Partnership received $1.5 million from JNC, of which $1.0 million was applied to payoff the first loan to JNC funded in June 1996, at its maturity, $416,000 was applied as a principal reduction payment on the third loan, discussed above, and the remaining $84,000 was applied to accrued interest. In July 1997, the Partnership received $2.0 million from JNC, which was applied to the third loan as a principal reduction payment. In October 1997, the Partnership received payment in full of the $2.0 million second loan to JNC funded in November 1996.

In January 1997, the note receivable secured by the Nellis Bonanza Shopping Center in Las Vegas, Nevada matured. In August 1997, the borrower paid the note in full. The Partnership received net cash of $4.4 million after payoff of the underlying note payable. As a result of the payment in full, the Partnership recognized a deferred gain of $2.1 million from the Partnership's 1986 sale of the property.

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

Also in July 1997, the Partnership funded a $1.4 million loan to Avex Fund III, Inc. The loan was secured by a first lien on 14.5 acres of

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 3. NOTES RECEIVABLE (Continued)

undeveloped land in Las Colinas, Texas. The loan bore interest at 12.0% per annum, required monthly payments of interest only and matured in July 1999. The loan was paid in full in August 1997.

In August 1997, the Partnership funded an $800,000 loan to Frisco Eldorado Partners, L.L.C. The loan is secured by a first lien on 45 acres of undeveloped land in Frisco, Texas. The loan bears interest at 15.0% per annum, requires monthly payments of interest only and matures in August 1998. $250,000 of the loan balance is guaranteed by the Frisco Economic Development Corporation.

Also in August 1997, the Partnership funded a $2.8 million loan to Dallas Parkway Properties, Inc. The loan is secured by a first lien on an office building in Addison, Texas. The loan bears interest at 14.0% per annum, requires monthly payments of interest only and matures in August 1999. In conjunction with the loan origination, the Partnership obtained financing secured by the note receivable in the amount of $2.0 million. The loan bears interest at 9.4% per annum, requires monthly payments of interest only and matures in August 1999.

NOTE 4. REAL ESTATE

In April 1997, the Partnership sold Tollhill East, a 81,115 square foot office building in Dallas, Texas. The building was sold for $7.0 million in cash, the Partnership receiving net cash of $4.6 million after the payoff of $2.4 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Partnership paid Carmel Realty, Inc. ("Carmel Realty"), an affiliate of the Partnership's General Partner, a real estate brokerage commission of $209,000 based on the $7.0 million sales price of the property. The Partnership recognized a gain of $3.6 million on the sale.

In June 1997, the Partnership sold the Fondren Building, a 47,808 square foot office building in Houston, Texas, for $661,000 in cash. The Partnership received net cash of $610,000 after the payment of various closing costs associated with the sale of the property. The Partnership recognized no gain or loss on the sale.

NOTE 5. NOTES PAYABLE

In April 1996, the mortgage debt secured by the Club Mar Apartments in Sarasota, Florida was voluntarily placed into default to facilitate a request for debt relief under the Housing and Urban Development ("HUD") Partial Payment of Claim ("PPC") program. The request was necessitated due to the negative impact of road improvements in front of the property which have been ongoing since January 1995. The Partnership expects to successfully complete a restructuring of the mortgage under the PPC program.

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 5. NOTES PAYABLE (Continued)

In April 1997, the Partnership modified and extended the mortgage secured by the Cross County Mall in Mattoon, Illinois. In conjunction with the modification, the Partnership made a principal reduction payment of $137,500. The modified and extended mortgage bears interest at a variable rate, currently 10.4% per annum, requires monthly payments of principal and interest of $72,671 and matures in April 2002.

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

Also in June 1997, the Partnership refinanced the mortgage debt secured by the Regency Apartments in Lincoln, Nebraska in the amount of $3.4 million. The Partnership received net cash of $374,000 after the payoff of $2.5 million in existing mortgage debt, the funding of escrows and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at 7.89% per annum, requires monthly payments of principal and interest of $24,577 and matures in July 1997. The Partnership paid BCM a mortgage brokerage and equity refinancing fee of $34,000 based on the new $3.4 million mortgage.

As discussed in NOTE 3. "NOTES RECEIVABLE," the Partnership obtained a loan secured by a note receivable in August 1997.

In September 1997, the Partnership obtained mortgage financing secured by four previously unencumbered office buildings: 56 Expressway, an office building in Oklahoma City, Oklahoma; Executive Court, an office building in Memphis, Tennessee; Melrose Business Park, an office building in Oklahoma City, Oklahoma; and University Square, an office building in Anchorage, Alaska; and by a security interest in NOLP's 99.3% limited partnership interest in Garden Capital, L.P., a Delaware limited partnership which owns 52 apartment properties and one wraparound note receivable, in the amount of $15.0 million. The Partnership received net cash of $14.7 million after the payment of various closing costs associated with the sale. The mortgage bears interest at a variable rate, requires monthly payments of interest only and matures in September 1998. The Partnership paid BCM a mortgage brokerage and equity refinancing fee of $150,000 based on the $15.0 million mortgage. The net refinancing proceeds were used to pay the Pension Notes at their maturity. See
NOTE 6. "PENSION NOTES."

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6. PENSION NOTES

In connection with its formation, the Partnership issued $4.7 million of 8% subordinated Pension Notes to certain investors in exchange for their interest in the net assets of certain of the "rolled-up" partnerships. The Pension Notes were unsecured, subordinated obligations of the Partnership and bore interest at the rate of 8% compounded annually. Principal and interest were due at the Pension Notes September 18, 1997 maturity. The Pension Notes and all accrued but unpaid interest were paid at maturity.

NOTE 7. WARRANTS

Pursuant to the Moorman Settlement Agreement (as defined in NOTE 8. "LEGAL PROCEEDINGS"), on February 14, 1992, the Partnership issued warrants to purchase an aggregate of 2,019,579 of its units of limited partner interest subject to adjustment. Each warrant initially entitled the holder thereof to purchase three quarters of one unit at the exercise price of $11.00 per warrant. The initial exercise price was equal to $14.67 per unit and increased to $16.00 per unit on February 14, 1993. The warrants were exercisable for five years from the date of issuance and expired on February 14, 1997. Prior to their expiration a total of 1,631 warrants were exercised for the purchase of 1,226 units.
See NOTE 9. "LEGAL PROCEEDINGS."

NOTE 8. INCOME TAXES

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

NOTE 9. LEGAL PROCEEDINGS

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

The Moorman Settlement Agreement is complex and the following summary is qualified in its entirety by reference to the text thereof, which was

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 9. LEGAL PROCEEDINGS (Continued)

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

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 9. LEGAL PROCEEDINGS (Continued)

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

The withdrawal of the General Partner would require the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. Under the Moorman Settlement Agreement, payment for such Redeemable General Partner Interest, fees and other compensation may, at the Oversight Committee's option, be paid over a three year period pursuant to a secured promissory note bearing interest at the prime rate and containing commercially reasonable terms and collateral. Under the Moorman Settlement Plan, the purchase price for Redeemable General Partner Interest would be calculated, as of the time SAMLP withdraws as General Partner under the Partnership's governing documents. The Managing General Partner has calculated the Redeemable General Partner Interest at December 31, 1996 to be $42.0 million, and believes there has been no material change in such value since such date. The Partnership would be entitled to offset against any such payment the then outstanding

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 9. LEGAL PROCEEDINGS (Continued)

principal balance ($4.2 million at September 30, 1997) plus all accrued but unpaid interest ($6.9 million at September 30, 1997) on the note receivable from SAMLP for its capital contribution to the Partnership. In the accompanying Consolidated Financial Statements, the Redeemable General Partner Interest is shown as a reduction of Partners' Equity. The note receivable from the General Partner has been offset against the Redeemable General Partner Interest. The Oversight Committee previously has informed the Partnership that it calculated the amount of such Redeemable General Partner Interest to be less than the amount calculated by the Managing General Partner. When SAMLP withdraws as General Partner of the Partnership, the value of the Redeemable General Partner Interest would depend on the fair value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

On January 27, 1995, National Realty, SAMLP, the Oversight Committee and William
H. Elliott executed an Implementation Agreement which provided for the nomination of an entity controlled by Mr. Elliott as successor general partner and for the resolution of all related matters under the Moorman Settlement. On February 20, 1996, the parties to the Implementation Agreement executed an Amended and Restated Implementation Agreement.

On September 23, 1996, the Supervising Judge entered an order granting tentative approval of the Amended and Restated Implementation Agreement and the form of notice to be sent to the original class members. On April 7, 1997, the Supervising Judge entered an order amending the September 23, 1996 order, approving the formal notice and setting a hearing on the Implementation Agreement for June 27, 1997. A notice was sent to all class members and unitholders in April 1997 and the hearing was held on June 27, 1997. On September 8, 1997, the Supervising Judge rendered a Statement of Decision in which he declined to approve the Implementation Agreement.

If the successor general partner had been elected pursuant to the terms of the Amended and Restated Implementation Agreement, SAMLP would have received $12,471,500 from the Partnership. This amount represents a compromise settlement of the net amounts owed by the Partnership to SAMLP upon SAMLP's withdrawal as General Partner and any amounts which SAMLP and its affiliates may owe to the Partnership. This amount would have been paid to SAMLP pursuant to a promissory note in accordance with the terms set forth in the Amended and Restated Implementation Agreement.

As a result of the Statement of Decision, the existing Moorman Settlement Agreement shall remain in full force and effect and all of the provisions of the Amended and Restated Implementation Agreement have

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 9. LEGAL PROCEEDINGS (Continued)

been voided. SAMLP and the Oversight Committee are considering alternative methods to implement the election of a successor general partner as required under the Moorman Settlement Agreement.

On September 26, 1997, one of the original Moorman litigation defendants, Robert
A. McNeil, filed motions to (i) be installed as receiver for the Partnership and
(ii) disband the Oversight Committee. As of November 4, 1997, a hearing on the motions had not been set.

Other. The Partnership is involved in various lawsuits arising in the ordinary course of business. Management of the Partnership is of the opinion that the outcome of these lawsuits would have no material impact on the Partnership's financial condition.

NOTE 10. SUBSEQUENT EVENTS

In October 1997, the Partnership funded a $1.7 million loan to Preston/Lomo Alto, L.L.C. The loan is secured by a pledge of the partnership interests in two partnerships which own two office buildings in Dallas and Plano, Texas. The owner of the borrower personally guaranteed the loan. The loan bears interest at 12.0% per annum, requires monthly payments of interest only and matures in November 1999.

Also in October 1997, the Partnership refinanced the mortgage debt secured by the Brookview Apartments in Smyrna, Georgia in the amount of $4.0 million. The Partnership received net cash of $837,000 after the payoff of $2.9 million in existing mortgage debt, the funding of escrows and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at 7.50% per annum, requires monthly payments of principal and interest of $27,969 and matures in November 2007. The Partnership paid BCM a mortgage brokerage and equity refinancing fee of $40,000 based on the new $4.0 million mortgage.

Further in October 1997, the Partnership funded a $400,000 loan to Stratford & Graham Developers, L.L.C. The loan is secured by an assignment of a contract to purchase 1,485 acres of undeveloped land in Riverside County, California. The parent company of the borrower is guaranteeing the loan. The loan bears interest at 15.0% per annum and matures in November 1996. At maturity, the Partnership has committed to advance the borrower a total of $3.8 million including principal and accrued but unpaid interest on the original loan. Terms on the second loan are still in negotiation.




                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

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

Liquidity and Capital Resources

Cash and cash equivalents aggregated $18.5 million at September 30, 1997 compared to $5.9 million at December 31, 1996. The principal reasons for this increase in cash are discussed in the paragraphs below.

The Managing General Partner of the Partnership's General Partner has discretion in determining methods of obtaining funds for the Partnership's operations. The Partnership's governing documents place no limitation on the amount of leverage that the Partnership may incur either in the aggregate or with respect to any particular property or other investment. At September 30, 1997, the aggregate loan-to-value ratio of the Partnership's real estate portfolio was 47.2%, computed on the basis of the ratio of total property-related debt to aggregate appraised values as of September 30, 1997, as compared with a loan-to-value ratio of 44.6% at December 31, 1996.

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


Liquidity and Capital Resources (Continued)

blanket mortgage loan requires that cash flow from the GCLP properties be used to fund various escrow and reserve accounts and limits the payment of distributions to the Partnership. During the three and nine months ended September 30, 1997, the Partnership received distributions from GCLP totaling $940,000 and $2.9 million (excluding proceeds from the released credit enhancement escrow, as described below), compared to distributions totaling $250,000 and $800,000 received during the three and nine months ended September 30, 1996.

In January 1997, GCLP replaced the credit enhancement escrow with a $18.5 million letter of credit provided by a financial institution. The letter of credit is for a term of not less than two years and may be drawn upon to pay operating shortfalls of GCLP's properties. The available amount under the letter of credit will be reduced by the amount of each draw on the letter of credit. The Partnership received net cash of $11.3 million from the released credit enhancement escrow, after the payment of various costs associated with the letter of credit.

In January 1997, the Partnership funded a $1.2 million loan to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by (i) a 100% limited partnership interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (ii) 100% of the stock of Bordeaux Investments One, Inc., which owns approximately 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and
(iii) the personal guarantees of the Bordeaux partners. In July, September and October 1997, an additional $80,000 was funded and the loan was modified, increasing the principal balance to $1.3 million. The Partnership has committed to fund an additional $185,000.

In February 1997, the Partnership funded a third loan to JNC Enterprises, Ltd. ("JNC") in the amount of $2.5 million. This loan was secured by a 70.87% limited partner interest in a limited partnership which owns 250 acres of undeveloped land in Fort Worth, Texas. In March 1997, the Partnership funded an additional $1.5 million increasing the loan's principal balance to $4.0 million. At its October 1997 maturity, the loan was paid in full. In June 1997, the Partnership funded a fourth loan to JNC in the amount of $2.5 million. The loan is secured by 81.99 acres of undeveloped land in Frisco, Texas. In July 1997, an additional $1.0 million was funded and the loan was modified increasing the principal balance to $3.5 million.

In June 1997, the Partnership received $1.5 million from JNC, of which $1.0 million was applied to payoff the first loan to JNC funded in June 1996, at maturity, $416,000 was applied as a principal reduction payment on the third loan, discussed above, and the remaining $84,000 was applied to accrued interest. In July 1997, the Partnership received $2.0 million from JNC, which was applied to the third loan as a principal reduction payment. In October 1997, the Partnership received $2.0 million from JNC as payment in full of the second loan to JNC funded in November 1996.

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

Also in June 1997, the Partnership sold the Fondren Building, an office building in Houston, Texas. The office building was sold for $661,000 in cash, the Partnership receiving net cash of $610,000 after the payment of various closing costs associated with the sale of the property.

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

Also in July 1997, the Partnership funded a $1.4 million loan to Avex Fund III, Inc. The loan was secured by a first lien on 14.5 acres of undeveloped land in Las Colinas, Texas. The loan was paid in full in August 1997.

In August 1997, the Partnership received payment in full of a note receivable which had matured. The Partnership received $4.4 million in net cash after the payment of the underlying note payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Also in August 1997, the Partnership funded an $800,000 loan to Frisco Eldorado Partners, L.L.C. The loan is secured by a first lien on 45 acres of undeveloped land in Frisco, Texas.

Also in August 1997, the Partnership funded a $2.8 million loan to Dallas Parkway Properties, Inc. The loan is secured by an office building in Addison, Texas. In conjunction with this funding, the Partnership obtained $2.0 million of financing secured by the loan.

In September 1997, the Pension Notes matured. The Partnership obtained a $15.0 million loan and paid the Pension Notes in full. The loan is secured by four office buildings in Oklahoma, Tennessee and Texas and a security interest in NOLP's limited partnership interest in GCLP, bears interest at a variable rate, requires payments of interest only and matures in September 1998.

In October 1997, the Partnership funded a $1.7 million loan to Preston/Lomo Alto, L.L.C. The loan is secured by a pledge of the partnership interests in two partnerships which own two office buildings in Dallas and Plano, Texas. The owner of the borrower personally guaranteed the loan.

Also in October 1997, the Partnership refinanced the mortgage debt secured by the Brookview Apartments in Smyrna, Georgia in the amount of $4.0 million. The Partnership received net cash of $837,000 after the payoff of $2.9 million in existing mortgage debt, the funding of escrows and the payment of various closing costs associated with the refinancing.

Further in October 1997, the Partnership funded a $400,000 loan to Stratford Graham Developers, L.L.C. The loan is secured by an assignment of a contract to purchase 1,485 acres of undeveloped land in Riverside County, California. The parent company of the borrower is guaranteeing the loan. At maturity, the Partnership has committed to advance the borrower a total of $3.8 million including principal and accrued but unpaid interest on the original loan.

In the first nine months of 1997, the Partnership declared and paid quarterly distributions aggregating $.30 per unit, or a total of $1.9 million.

The Partnership's net cash flow from property operations (rents collected less payments for property operating expenses) increased from $9.8 million and $30.9 million for the three and nine months ended September 30, 1996 to $11.0 million and $34.9 million for the three and nine months ended September 30, 1997. This increase is primarily due to increased rental rates at the Partnership's apartment and commercial properties.

As discussed in NOTE 9. "LEGAL PROCEEDINGS," the Moorman litigation settlement agreement (the "Moorman Settlement Agreement") sets forth

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

The withdrawal of the General Partner requires the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. The Moorman Settlement Agreement provides that any payment for such Redeemable General Partner Interest, fees and other compensation during the pendency of the Moorman Settlement Agreement may, at the option of the Oversight Committee (also established under the Moorman Settlement Agreement), be made over three years pursuant to a secured promissory note bearing interest at a financial institution's prime rate. The Managing General Partner has calculated the fair value of the Redeemable General Partner Interest at December 31, 1996 to be $42.0 million, and believes that there has been no material change in such value since that date. The Partnership would be entitled to offset against such payment the then outstanding principal balance of the note receivable ($4.2 million at September 30, 1997) plus all accrued and unpaid interest ($6.9 million at September 30, 1997) on the note receivable from the General Partner representing its capital contribution to the Partnership. When Syntek Asset Management, L.P. ("SAMLP") withdraws as General Partner of the Partnership, the fair value of the Redeemable General Partner Interest would depend on the value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

In the accompanying Consolidated Balance Sheets, the Redeemable General Partner Interest is shown as a reduction in Partners' Equity and the note receivable from the General Partner has been offset against the Redeemable General Partner Interest.

On January 27, 1995, National Realty, SAMLP, the Oversight Committee and William
H. Elliott executed an Implementation Agreement which provided for the nomination of a successor general partner and for the resolution of all related matters under the Moorman Settlement. On February 20, 1996, the parties to the Implementation Agreement executed an Amended and Restated Implementation Agreement.

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


Liquidity and Capital Resources (Continued)

sent to all class members and unitholders in April 1997 and the hearing was held on June 27, 1997. On September 8, 1997, the Supervising Judge rendered a Statement of Decision in which he declined to approve the Implementation Agreement.

If the successor general partner had been elected pursuant to the terms of the Amended and Restated Implementation Agreement, SAMLP would have received $12,471,500 from the Partnership. This amount represents a compromise settlement of the net amounts owed by the Partnership to SAMLP upon SAMLP's withdrawal as General Partner and any amounts which SAMLP and its affiliates may owe to the Partnership. This amount would have been paid to SAMLP pursuant to a promissory note in accordance with the terms set forth in the Amended and Restated Implementation Agreement.

As a result of the Statement of Decision, the existing Moorman Settlement Agreement shall remain in full force and effect and all of the provisions of the Amended and Restated Implementation Agreement have been voided. SAMLP and the Oversight Committee are considering alternative methods to implement the election of a successor general partner required under the Moorman Settlement Agreement.

On September 26, 1997, one of the original Moorman litigation defendants, Robert
A. McNeil, filed motions to (i) be installed as receiver for the Partnership and
(ii) disband the Oversight Committee. As of November 4, 1997, a hearing on the motions had not been set.

The outcome of this matter cannot presently be determined and the consolidated financial statements do not include any adjustments that might result from the outcome of this matter.

Results of Operations

The Partnership reported net income of $2.2 million and $5.3 million including gains on sale of real estate of $2.1 million and $5.7 million for the three and nine months ended September 30, 1997 as compared to a net loss of $673,000 and $1.5 million for the three and nine months ended September 30, 1996. The primary factors contributing to the Partnership's improvement in operating results are discussed in the following paragraphs.

Rents increased to $28.3 million and $83.9 million for the three and nine months ended September 30, 1997 from $27.6 million and $81.8 million for the three and nine months ended September 30, 1996. This increase is primarily due to increased rental and occupancy rates at the Partnership's apartments and commercial properties. This is partially offset by decreases of $246,000 and $484,000 due to the sale of two commercial properties in 1997. Rents are expected to continue to increase during the remainder of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Interest income increased to $1.5 million and $3.3 million for the three and nine months ended September 30, 1997 from $840,000 and $2.4 million for the three and nine months ended September 30, 1996. This increase is attributable to loans funded in 1996 and 1997. Interest income for the remainder of 1997 is expected to be comparable to that of the third quarter.

Interest expense, depreciation, property taxes and insurance, utilities, property level payroll, repairs and maintenance, other property operation expenses, property management fees and general and administrative expenses for 1997 all approximated those for 1996.

For the three and nine months ended September 30, 1997, the Partnership recognized a previously deferred gain on the sale of the Nellis Bonanza Shopping Center of $2.1 million on the payoff of a note receivable secured by the property. See NOTE 3. "NOTES RECEIVABLE." For the nine months ended September 30, 1997, the Partnership also recognized an additional gain on the sale of real estate of $3.6 million from the April 1997 sale of the Tollhill East Office Building. See NOTE 4. "REAL ESTATE." No such gains were recognized in 1996.

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


                      -------------------------------------

                           PART II - OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS


See NOTE 9. "LEGAL PROCEEDINGS - Moorman Settlement," of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in PART I for information relating to legal proceedings.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits:


Exhibit
Number                Description
-------            -----------------
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


                                                NATIONAL REALTY, L.P.

                                                By its General Partner:

                                                SYNTEK ASSET MANAGEMENT, L.P.

                                                By its General Partners:

                                                SYNTEK ASSET MANAGEMENT, INC.






Date:    November 7, 1997                     By:  /s/ Randall M. Paulson
     ------------------------                    ------------------------------
                                                 Randall M. Paulson
                                                 Director and President







Date:    November 7, 1997                     By:  /s/ Thomas A. Holland
     ------------------------                    ------------------------------
                                                 Thomas A. Holland
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                  Accounting Officer)






Date:    November 7, 1997                     By:  /s/ Gene E. Phillips
     ------------------------                    ------------------------------
                                                 Gene E. Phillips
                                                 General Partner
                                                 Syntek Asset Management, L.P.

                              NATIONAL REALTY, L.P.

                                   EXHIBITS TO

                          QUARTERLY REPORT ON FORM 10-Q

                    For the Quarter ended September 30, 1997



Exhibit
Number                      Description
-------                     -----------

   11.0            Computation of Earnings Per Unit

   27.0            Financial Data Schedule