Form 10-K405
period 1997-12-31
NATIONAL REALTY L P
filed 1998-03-26
CIK 819671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1997

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

                                 (214) 692-4700
              ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
     Title of each class                              which registered
---------------------------------                  ------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 6, 1998, the Registrant had 6,323,437 units of limited partner interest outstanding. Of the total units outstanding, 2,584,493 were held by other than those who may be deemed to be affiliates, for an aggregate value of $52,336,000 based on the last trade as reported on the American Stock Exchange on March 6, 1998. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.

                      Documents Incorporated by Reference:
                                      NONE

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                              Page
                                                                              ----
                                     PART I

Item 1.          Business...........................................            3

Item 2.          Properties.........................................            9

Item 3.          Legal Proceedings..................................           22

Item 4.          Submission of Matters to a Vote of Security Holders           27


                                     PART II

Item 5.          Market for Registrant's Units of Limited Partner
                    Interest and Related Security Holder Matters....           27

Item 6.          Selected Financial Data............................           29

Item 7.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.............           30

Item 8.          Financial Statements and Supplementary Data........           40

Item 9.          Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.............           78


                                    PART III

Item 10.         General Partner of the Registrant and Executive
                    Officers of the Registrant's General Partner....           78

Item 11.         Executive Compensation.............................           84

Item 12.         Security Ownership of Certain Beneficial Owners and
                    Management......................................           87

Item 13.         Certain Relationships and Related Transactions.....           87


                                     PART IV

Item 14.         Exhibits, Consolidated Financial Statements,
                    Schedules and Reports on Form 8-K...............           90

Signature Page......................................................           93

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

The general partner, and owner of 1% of the beneficial interest in each of National Realty and the Operating Partnership, is Syntek Asset Management, L.P. (the "General Partner" or "SAMLP"), a Delaware limited partnership. Gene E. Phillips is a general partner of SAMLP. Syntek Asset Management, Inc. ("SAMI") is the Managing General Partner of SAMLP. Mr. Phillips served as a director, Chairman of the Board and Chief Executive Officer of SAMI until May 15, 1996. Basic Capital Management, Inc. ("BCM") is the sole shareholder of SAMI. The limited partners of SAMLP are Mr. Phillips, William S. Friedman, a general partner of SAMLP until March 4, 1994, and American Realty Trust, Inc. ("ART"), a real estate investment company. Messrs. Phillips and Friedman served as directors and executive officers of ART until November 16, 1992, and December 31, 1992, respectively. As of March 6, 1998, the Partnership owned 195,732 shares of ART common stock, approximately 1.5% of the ART shares then outstanding. ART owns a 96% limited partner interest in SAMLP, the Partnership's General Partner. As of March 6, 1998, ART owned approximately 54.4% of National Realty's outstanding units of limited partner interest. See ITEM 12. "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

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

GCLP is the sole limited partner and 99% owner of 51 single asset limited partnerships which were formed for the purpose of acquiring, operating and holding title to the 52 apartment complexes transferred by the Operating Partnership. The transfer of the 52 apartment complexes and wraparound mortgage note receivable from the Operating Partnership to GCLP was effective November 25, 1992. See ITEM 2. "PROPERTIES".

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

Except as described below and under ITEM 3. "LEGAL PROCEEDINGS - Moorman Settlement," all decisions relating to the Partnership, including all decisions with respect to the acquisition, disposition, improvement, financing or refinancing of the Partnership's properties or other investments, are made by the Managing General Partner. All decisions, however, relating to the acquisition, disposition, improvement, financing or refinancing of GCLP's assets are made jointly by GCLP's managing general partner and the Partnership's Managing General Partner. BCM performs certain administrative functions for the Partnership, such as accounting services, mortgage servicing and portfolio review and analysis, on a cost reimbursement basis. BCM also performs loan placement services, leasing services, real estate brokerage and has performed property acquisition and property management services with respect to certain of the Partnership's properties, and may perform other services for the Partnership for fees and commissions. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips served as a director of BCM until December 22, 1989 and as Chief Executive Officer of BCM until September 1, 1992.

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

Business Plan

The Partnership's primary business and only industry segment is owning and operating a portfolio of real estate and financing real estate through mortgage loans. Information regarding the Partnership's real estate portfolio is set forth in ITEM 2. "PROPERTIES - Real Estate" and Schedule III to the Consolidated Financial Statements, included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." In addition, the Partnership owns interests in mortgage loans that were either funded by the Partnership or that arose from the sale of Partnership properties which are secured by various apartment complexes, commercial properties, land and partnership interests in income producing properties, as set forth in ITEM 2. "PROPERTIES - Mortgage Loans" and Schedule IV to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

The objectives of the Partnership are to increase asset values and, to a lesser extent, to generate cash available for distribution to unitholders through aggressive management of the Partnership's real estate and mortgage notes receivable portfolios. The Partnership intends to increase its lending activity to take advantage of favorable interest rate spreads or profit participation opportunities. The Partnership cannot, however, fund loans out of its operating cash flow without the approval of the Oversight Committee (defined in ITEM 3. "LEGAL PROCEEDINGS - Moorman Settlement"). The Partnership's primary emphasis, however, remains on capital appreciation rather than current income. As discussed in ITEM 5. "MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNER INTEREST AND RELATED SECURITY HOLDER MATTERS," National Realty suspended cash distributions as of December 29, 1989. Pursuant to a plan (the "Settlement Plan") established under the terms of the May 1990 settlement of the Moorman class action litigation (the "Settlement Agreement"), the Partnership agreed to distribute to unitholders, during the pendency of the Settlement Plan, all of the Partnership's operating cash flow in excess of anticipated renovation costs, unless the Oversight Committee approved alternative uses for such operating cash flow. In the fourth quarter of 1993, the Partnership resumed the payment of regular quarterly distributions. In each quarter of 1997, the Partnership declared a regular quarterly distribution of $.10 per unit. In the fourth quarter of 1997, in addition to the regular quarterly distribution, the Partnership declared a special distribution of $1.50 per unit. The Partnership declared total distributions of $1.90 per unit or a total of $12.0 million in 1997.

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


Management and Operations

Since February 1, 1990, affiliates of the Managing General Partner have provided property management services to the Partnership. Currently, Carmel, Ltd. provides such property management services. Carmel, Ltd. subcontracts with other entities for the property-level management services to the Partnership. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are
(i) First Equity Properties, Inc. ("First Equity"), which is 50% owned by BCM,
(ii) Gene E. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of nine of the Partnership's commercial properties to Carmel Realty, Inc. ("Carmel Realty"), which is a company owned by First Equity. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd. Effective November 25, 1992, Carmel, Ltd. ceased providing property management services for the apartment complexes transferred to GCLP.

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

As discussed in "Business Plan" above, the Partnership does not anticipate making material property acquisitions at the present time. However, to the extent that the Partnership seeks to sell any of its properties, the sales prices for such properties may be affected by competition from other real estate entities and financial institutions also attempting to sell their properties located in areas in which the Partnership's properties are located, as well as aggressive buyers attempting to penetrate or dominate a particular market.

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

Details of the Partnership's real estate and mortgage notes receivable portfolios at December 31, 1997, are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning the Partnership's real estate and mortgage notes receivable portfolios.

The Partnership's real estate consists of properties purchased and properties obtained through foreclosure of mortgage notes. The discussion set forth below under the heading "Real Estate" provides certain summary information concerning the Partnership's real estate. The Partnership holds investments in 66 apartment complexes, five office buildings and eight shopping centers in all geographic regions of the United States, except for the Northeast region, as shown more specifically in the table under "Real Estate" below. The Partnership holds mortgage notes receivable secured by real estate in the Pacific, Midwest, Mountain and Southwest regions of the United States, as shown more specifically in the table under "Mortgage Loans" below.

At December 31, 1997, no single asset of the Partnership accounted for 10% or more of its total assets. At December 31, 1997, 75% of the Partnership's assets consisted of real estate and 9% consisted of mortgage notes and interest receivable. The remaining 16% of the Partnership's assets at December 31, 1997 consisted of cash, cash equivalents and other assets. The percentage of the Partnership's assets invested in any one category is subject to change and no assurance can be given that the composition of the Partnership's assets in the future will approximate the percentages listed above.








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

         Southeast region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. This Partnership has 17 apartment complexes and 5 commercial properties in this region.

         Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas. The Partnership has 22 apartment complexes and 3 commercial properties in this region.

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

Real Estate

At December 31, 1997, the Partnership owned 79 properties located in 22 states. These properties consisted of 66 apartment complexes comprising 16,538 units with a total Revaluation Equity (as defined in ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Current Value Reporting") of $320.5 million, five office buildings with an aggregate of 367,271 square feet with a total Revaluation Equity of $8.0 million and eight shopping centers with an aggregate of 1.1 million square feet with a total Revaluation Equity of $37.0 million.

All of the Partnership's properties are encumbered by mortgage debt. Generally, the ability to make debt service payments under a mortgage loan will be dependent upon the performance of the property, which is subject to the risks associated with real estate investments, many of which are beyond the control of the Partnership. In the event of default under one of these mortgages, with the exception of GCLP mortgage debt discussed below, the property securing such mortgage would be subject to foreclosure. Most of the Partnership's borrowings are subject to substantial "balloon" payments at maturity.

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

The following table sets forth the percentages, by property type and geographic region, of the Partnership's real estate at December 31, 1997.

                                                                               Commercial
           Region                                  Apartments                  Properties
           ------                                  ----------                  ----------
          Southeast....................               27.0%                       35.4%
          Southwest....................               34.4                        28.3
          Midwest......................               31.7                        20.1
          Mountain.....................                4.3                         3.1
          Pacific......................                2.6                        13.1
                                                    ------                      ------
                                                     100.0%                      100.0%

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




                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 2.           PROPERTIES (Continued)

Set forth below are the Partnership's properties and the monthly rental rate for apartments and the average annual rental rate for commercial properties and occupancy thereof at December 31, 1997, 1996 and 1995:

                                                                                Rent Per
                                                                               Square Foot                    Occupancy %
                                                          Units/         ------------------------     --------------------------
    Property                Location                  Square Footage     1997      1996     1995       1997      1996      1995
-----------------        --------------              ---------------     -----    ------   ------     ------     ------    -----
Apartments
----------
Alexandria..........     Decatur, GA                      406 units/
                                                      562,700 sq. ft.  $   .44   $  .44    $  .43         96        92       96
Arlington Place.....     Pasadena, TX                     230 units/
                                                      205,476 sq. ft.      .63      .62       .60         95        91       95
Barcelona...........     Tampa, FL                        368 units/
                                                      346,144 sq. ft.      .50      .49       .47         94        93       96
Bavarian............     Middletown, OH                   259 units/
                                                      229,560 sq. ft.      .63      .62       .60         92        96       92
Bent Tree...........     Addison, TX                      292 units/
                                                      244,480 sq. ft.      .70      .66       .60         96        97      100
Blackhawk...........     Ft. Wayne, IN                    209 units
                                                      190,520 sq. ft.      .54      .53       .53         96        95       94
Bridgestone.........     Friendswood, TX                   76 units/
                                                       65,519 sq. ft.      .64      .64       .62         99        94       97
Brookview Gardens...     Smyrna, GA                       156 units/
                                                      155,600 sq. ft.      .63      .59       .54         92        89       94
Candlelight Square..     Lenexa, KS                       119 units/
                                                      114,630 sq. ft.      .58      .55       .53         94        97       96
Chalet I............     Topeka, KS                       162 units/
                                                      131,791 sq. ft.      .62      .61       .61         96        96       94
Chalet II...........     Topeka, KS                        72 units/
                                                       49,164 sq. ft.      .68      .67       .67         93        89       97
Chateau.............     Bellevue, NE                     115 units/
                                                       99,220 sq. ft.      .69      .63       .60         95        99       97
Club Mar............     Sarasota, FL                     248 units/
                                                      230,180 sq. ft.      .61      .59       .57         99        91       95
Confederate Point...     Jacksonville, FL                 206 units/
                                                      277,860 sq. ft.      .46      .45       .44         91        94       98
Country Place.......     Round Rock, TX                   152 units/
                                                      119,808 sq. ft.      .71      .71       .68         88        93       95
Covered Bridge......     Gainesville, FL                  176 units/
                                                      171,416 sq. ft.      .64      .63       .60         98        94      100
Creekwood...........     College Park, GA                 300 units/
                                                      285,840 sq. ft.      .54      .48       .50         89        91       94
Fair Oaks...........     Euless, TX                       208 units/
                                                      166,432 sq. ft.      .61      .58       .55         96        96       98
Four Seasons........     Denver, CO                       384 units
                                                      254,900 sq. ft.      .80      .78       .77         98        94       93
Fox Club............     Indianapolis, IN                 336 units/
                                                      317,600 sq. ft.      .54      .54       .54         95        88       91
Foxwood.............     Memphis, TN                      220 units/
                                                      212,000 sq. ft.      .54      .51       .49         94        93       95
Hidden Valley.......     Grand Rapids, MI                 176 units/
                                                      260,970 sq. ft.      .52      .52       .51         96        93       97
Horizon East........     Dallas, TX                       166 units/
                                                      141,081 sq. ft.      .53      .52       .50         93        92       94
Kimberly Woods......     Tucson, AZ                       279 units/
                                                      249,678 sq. ft.      .57      .55       .54         92        93       94
La Mirada...........     Jacksonville, FL                 320 units/
                                                      341,400 sq. ft.      .51      .50       .47         91        93       98
Lake Nora Arms......     Indianapolis, IN                 588 units/
                                                      429,380 sq. ft.      .65      .63       .61         95        91       95
Lakewood Park.......     St. Petersburg, FL               240 units/
                                                      279,720 sq. ft.      .41      .41       .40         96        94       91
Lantern Ridge.......     Richmond, VA                     120 units/
                                                      112,296 sq. ft.      .53      .51       .50         93        95       93
Mallard Lake........     Greensboro, NC                   336 units/
                                                      295,560 sq. ft.      .63      .62       .59         93        95       97
Manchester Commons..     Manchester, MO                   280 units/
                                                      331,820 sq. ft.      .53      .50       .49         95        93       95
Mesa Court..........     Mesa, AZ                         224 units/
                                                      180,291 sq. ft.      .66      .66       .61         97        90       94

                                                                                 Rent Per
                                                                                Square Foot                  Occupancy %
                                                        Units/          -------------------------    -------------------------
    Property                Location                Square Footage       1997      1996     1995      1997      1996      1995
-----------------        --------------            ---------------      ------    ------   ------    ------    ------    -----
Apartments - Continued
----------
Mesa Ridge..........     Mesa, AZ                       256 units/
                                                    206,045 sq. ft.    $   .65   $  .65    $  .61         98        88       92
Nora Pines..........     Indianapolis, IN               254 units/
                                                    254,676 sq. ft.        .59      .57       .55         92        94       97
Oak Hollow..........     Austin, TX                     409 units/
                                                    290,072 sq. ft.        .87      .87       .81         94        91       97
Oak Tree............     Grandview, MO                  189 units/
                                                    160,591 sq. ft.        .57      .54       .52         95        94       96
Oakmont.............     Monroe, LA                     212 units/
                                                    185,500 sq. ft.        .48      .48       .48         99        94       92
Olde Towne..........     Middletown, OH                 199 units/
                                                    179,395 sq. ft.        .57      .57       .57         94        92       91
Pheasant Ridge......     Bellevue, NE                   264 units/
                                                    243,960 sq. ft.        .61      .56       .51         93        94       97
Pines...............     Little Rock, AR                257 units/
                                                    221,981 sq. ft.        .41      .41       .39         90        93       90
Place One...........     Tulsa, OK                      407 units/
                                                    302,263 sq. ft.        .57      .51       .49         92        96       96
Quail Point.........     Huntsville, AL                 184 units/
                                                    202,602 sq. ft.        .42      .42       .41         91        96       86
Regency.............     Lincoln, NE                    106 units/
                                                    111,700 sq. ft.        .63      .60       .56         98        95       88
Regency Falls.......     San Antonio, TX                546 units/
                                                    348,692 sq. ft.        .63      .63       .63         92        93       93
River Glen..........     Tulsa, OK                      343 units/
                                                    327,190 sq. ft.        .40      .38       .36         94        91       92
Rockborough.........     Denver, CO                     345 units/
                                                    249,723 sq. ft.        .73      .70       .70         94        92       92
Royal Oaks..........     Stone Mountain, GA             300 units/
                                                    385,000 sq. ft.        .45      .45       .43         94        94       95
Santa Fe............     Kansas City, MO                225 units/
                                                    180,416 sq. ft.        .56      .53       .52         93        91       92
Shadowood...........     Addison, TX                    184 units/
                                                    134,616 sq. ft.        .74      .69       .66         96        97       97
Sherwood Glen.......     Urbandale, IA                180 units/
                                                    143,745 sq. ft.        .77      .75       .74         94        96       93
Skipper's Pond......     Tampa, FL                      260 units/
                                                    233,760 sq. ft.        .48      .47       .46         93        94       93
Stonebridge.........     Florissant, MO                 100 units/
                                                    140,576 sq. ft.        .45      .43       .42        100        98       92
Summerwind..........     Reseda, CA                     172 units/
                                                    114,711 sq. ft.        .90      .90       .97         96        92       91
Sun Hollow..........     El Paso, TX                    216 units/
                                                    156,000 sq. ft.        .65      .64       .63         97        90       96
Tanglewood..........     Arlington Heights, IL          838 units/
                                                    612,816 sq. ft.       1.03      .99       .96         93        92       95
Timber Creek........     Omaha, NE                      180 units/
                                                    162,252 sq. ft.        .66      .64       .60         95        98       94
Towne Oaks..........     Monroe, LA                     152 units/
                                                    153,488 sq. ft.        .49      .49       .49         96        94       95
Villa Del Mar.......     Wichita, KS                    162 units/
                                                    128,004 sq. ft.        .58      .58       .58         97        94       90
Villas..............     Plano, TX                      208 units/
                                                    156,632 sq. ft.        .77      .73       .70         98        95       95
Whispering Pines....     Canoga Park, CA                102 units/
                                                     61,671 sq. ft.       1.01     1.00       .98         94        92       93
Whispering Pines....     Topeka, KS                     320 units/
                                                    299,264 sq. ft.        .49      .49       .49         95        89       90
Windridge...........     Austin, TX                     408 units/
                                                    281,778 sq. ft.        .88      .88       .85         95        93       95
Windtree I & II.....     Reseda, CA                     159 units/
                                                    109,062 sq. ft.        .90      .90       .90         96        94       91
Wisperwood..........     Tampa, FL                      212 units/
                                                    199,920 sq. ft.        .47      .47       .46         62        95       91
Woodlake............     Carrollton, TX                 256 units/
                                                    210,208 sq. ft.        .73      .68       .66         98        99       98
Woodsong II.........     Smyrna, GA                     190 units/
                                                    207,460 sq. ft.        .54      .54       .51         96        85       99
Woodstock...........     Dallas, TX                     320 units/
                                                    222,112 sq. ft.        .60      .56       .54         92        95       96

                                                                               Rent Per
                                                                              Square Foot                    Occupancy %
                                                       Square Footage/  -------------------------     ----------------------
    Property                Location                       Acres         1997     1996      1995       1997     1996   1995
-----------------        --------------               ---------------   ------   ------    ------     ------   ------  -----
Office Buildings
----------------
56 Expressway........    Oklahoma City, OK             54,649 sq. ft.  $  8.64   $ 8.21    $ 7.94        94      88      93
Executive Court......    Memphis, TN                   41,840 sq. ft.     9.79    10.11      9.87        96      95      92
Marina Playa.........    Santa Clara, CA              124,322 sq. ft.    20.54    19.54     18.11       100      99      97
Melrose Business Park    Oklahoma City, OK            124,200 sq. ft.     2.88     2.76      2.65        93      90      97
University Square....    Anchorage, AK                 22,260 sq. ft.    14.07    15.07     13.16       100      84      90

Shopping Centers
----------------
Countryside Plaza....    Clearwater, FL               184,878 sq. ft.     3.22     5.00      3.37        12      16      24
Cross County Mall....    Mattoon, IL                  304,575 sq. ft.     4.88     4.90      4.86        89      90      95
Cullman..............    Cullman, AL                   92,466 sq. ft.     3.87     3.86      3.83        97      98     100
Harbor Plaza.........    Aurora, CO                    45,863 sq. ft.     9.44     8.73      8.42        94      97      78
Katella Plaza........    Orange, CA                    52,169 sq. ft.     9.20     7.73      9.97        71      71      71
Regency Point........    Jacksonville, FL              67,410 sq. ft.    12.07    11.39     11.26        83      84      81
Southern Palms.......    Tempe, AZ                    250,068 sq. ft.     7.96     7.83      7.73        88      87      93
Westwood.............    Tallahassee, FL              149,855 sq. ft.     6.44     6.42      5.31        93      74      59

Land
----
Indian Meadows.......    Granby, CO                       338 Acres

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

The following table sets forth information at December 31, 1997, regarding the Partnership's properties, grouped by region and type of property, including number of properties, aggregate amount of leasable




                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

square footage in the case of commercial properties, number of units and square footage in the case of apartments, approximate weighted average occupancy, and Revaluation Equity (dollars in thousands):

     Region/                                                Units/                                     Revaluation
  Property Type                           Number        Square Footage              Occupancy             Equity
---------------------                     ------        --------------              ---------          -----------
Southeast
   Apartments........                      17            4,242 Units/                  93%              $    74,836
                                                       4.5 Million Sq.Ft.
   Office Building...                       1           41,840 Sq.Ft.                  97%                       --
   Shopping Centers..                       4          394,609 Sq.Ft.                  66%                   21,719

Southwest
   Apartments........                      22            5,801 Units/
                                                       4.5 Million Sq.Ft.              95%                  121,665
   Office Buildings..                       2          178,249 Sq.Ft.                  91%                       --
   Shopping Center...                       1          250,068 Sq.Ft.                  89%                    7,127

Mountain
   Apartments........                       2              729 Units/
                                                       504,623 Sq.Ft.                  94%                   14,153
   Shopping Center...                       1           45,863 Sq.Ft.                  97%                    1,514

Pacific
   Apartments........                       3              433 Units/
                                                       285,955 Sq.Ft.                  95%                    5,894
   Office Buildings..                       2          146,582 Sq.Ft.                  96%                    8,015
   Shopping Center...                       1           52,169 Sq.Ft.                  71%                    1,267

Midwest
   Apartments........                      22            5,333 Units/
                                                       5.2 Million Sq.Ft.              95%                  103,991
   Shopping Center...                       1          304,575 Sq.Ft.                  89%                    5,409
                                                                                                        -----------
                                                                                                        $   365,590

Revaluation Equity does not include any adjustments for the Redeemable General Partner Interest as discussed in ITEM 3. "LEGAL PROCEEDINGS - Moorman Settlement."

The following discussion briefly describes the events that affected the Partnership's properties during 1997.

The Partnership has a 75% general partner interest in Southern Palms Associates, which owns Southern Palms Shopping Center. In August 1992, Southern Palms Associates filed a voluntary petition in bankruptcy, seeking, among other things, to restructure the $9.3 million nonrecourse mortgage secured by the shopping center. In December 1993, an agreement was reached with the lender to modify the $9.3 million first mortgage, reducing the interest rate and extending the maturity date. Southern Palms Associates remains in bankruptcy in order to resolve certain partnership issues involving the 25% general partner. In December 1997, the Partnership entered into an agreement with the 25% general partner, which provides such partner with an option to purchase the Partnership's 75% interest in Southern Palms Associates. In the event that the 25% general partner does not elect to purchase the Partnership's interest, the Partnership will acquire the 25% partner's interest. The 25% general partner must exercise his option no later than March 25, 1998.

In April 1997, the Partnership sold Tollhill East, a 81,115 square foot office building in Dallas, Texas, for $7.0 million in cash. The Partnership received net cash of $4.2 million after the payoff of $2.4 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Partnership paid Carmel Realty a real estate brokerage commission of $209,000 based on the $7.0 million sales price of the property. The Partnership recognized a gain of $3.6 million on the sale.

Also in April 1997, the Partnership modified and extended the mortgage secured by the Cross County Mall in Mattoon, Illinois. In conjunction with the modification, the Partnership made a principal reduction payment of $137,500. The modified and extended mortgage bears interest at a variable rate, currently 9.6% per annum, requires monthly payments of principal and interest of $71,262 and has an extended maturity of April 2002.

In June 1997, the Partnership refinanced the mortgage debt secured by the Pheasant Ridge Apartments in Bellevue, Nebraska in the amount of $5.7 million. The Partnership received net cash of $804,000 after the payoff of $4.6 million in existing mortgage debt, the funding of escrows, and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at 7.89% per annum, requires monthly payments of principal and interest of $41,742 and matures in July 2007. The Partnership paid BCM a mortgage brokerage and equity refinancing fee of $57,000 based on the new $5.7 million mortgage.

Also in June 1997, the Partnership refinanced the mortgage debt secured by the Regency Apartments in Lincoln, Nebraska in the amount of $3.4 million. The Partnership received net cash of $374,000 after the payoff of $2.5 million in existing mortgage debt, the funding of escrows and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at 7.89% per annum, requires monthly payments of principal and interest of $24,577 and matures in July 2007. The Partnership paid BCM a mortgage brokerage and equity refinancing fee of $34,000 based on the new $3.4 million mortgage.

In conjunction with the refinancing of the Pheasant Ridge and Regency Apartments, the Partnership purchased the Federal National Mortgage Association ("FNMA") insured mortgage backed securities issued by the lender to finance the loans. These securities bear interest at 6.84% per annum and mature in July 2007. The Partnership borrowed 97% of the face amount of the securities from FNMA. These financings bear interest at a variable rate, currently 5.68% per annum, require monthly payments of principal and interest, currently $43,791, and mature each 30 days. The effect of these transactions is to lower the effective interest rate on the refinancings to 5.72% for Regency and 5.99% for Pheasant Ridge. The Partnership is subject to the demand by FNMA for additional collateral or credit loss in the event the interest rate associated with the securities increases in a manner that is unfavorable to the Partnership's interest in the security. However, the Partnership intends to either payoff the mortgage or modify the mortgage to increase the interest rate prior to any significant credit loss.

Further in June 1997, the Partnership sold the Fondren Building, a 47,808 square foot office building in Houston, Texas, for $661,000 in cash. The Partnership received net cash of $610,000 after the payment of various closing costs associated with the sale. The Partnership recognized no gain or loss on the sale.

In September 1997, the Partnership obtained mortgage financing in the amount of $15.0 million secured by four previously unencumbered office buildings: 56 Expressway in Oklahoma City, Oklahoma; Executive Court in Memphis, Tennessee; Melrose Business Park in Oklahoma City, Oklahoma; and University Square in Anchorage, Alaska; and by a security interest in NOLP's 99.3% limited partnership interest in GCLP. The Partnership received net cash of $14.7 million after the payment of various closing costs associated with the financing. The mortgage bears interest at a variable rate, currently 9.0% per annum, requires monthly payments of interest only and matures in June 1998. The Partnership paid BCM a mortgage brokerage and equity refinancing fee of $150,000 based on the $15.0 million mortgage. The net financing proceeds were used to pay the Pension Notes at their maturity.

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

In November 1997, the Partnership modified the mortgage debt secured by the Club Mar Apartments in Sarasota, Florida under the Housing and Urban Development ("HUD") Partial Payment of Claim ("PPC") program. Under the PPC program, $736,000 of the original principal balance and $871,000 of accrued but unpaid interest was rolled into a new second lien mortgage. The first mortgage was reduced to $5.2 million, the interest rate was reduced to 8.18% per annum, the monthly payments were reduced to $40,800 and the maturity date of July 2023 remains unchanged. The new second lien mortgage of $1.6 million bears interest at 6.91% per annum, requires monthly payments of 50% of the property's net cash flow as defined and matures in July 2023. In conjunction with the modification, the Partnership funded improvement escrows of $381,000 and paid $345,000 as a principal payment on the second lien mortgage from accumulated cash flow that had been held by the servicer.

Also in November 1997, the Partnership sold Crestview Center, a 80,679 square foot shopping center in Crestview, Florida, for $1.6 million in cash. The Partnership received net cash of $667,000 after the payoff of $630,000 in existing mortgage debt and the payment of various closing costs associated with the sale. The Partnership paid Carmel Realty a real estate brokerage commission of $24,000 based on the $1.6 million sales price of the property. The Partnership recognized a gain of $563,000 on the sale.

In December 1997, GCLP sold Village Square, a 310 unit apartment complex in Stone Mountain, Georgia, for $6.1 million in cash. GCLP received net cash of $3.3 million after the payoff of $2.0 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Partnership paid Carmel Realty a real estate brokerage commission of $181,500 based on the $6.1 million sales price of the property. The Partnership recognized a gain of $2.1 million on the sale.


Mortgage Loans

In addition to real estate, a portion of the Partnership's assets are invested in mortgage notes receivable, principally secured by income-producing real estate. The Partnership expects that the percentage of its assets invested in mortgage loans will increase as it increases its lending activity in 1998 to take advantage of interest rate spreads or profit participation opportunities. The Partnership cannot, however, fund loans out of its operating cash flow without the approval of the Oversight Committee. The Partnership intends to service and hold for investment the mortgage notes currently in its portfolio. The Partnership's mortgage notes receivable consist of first, wraparound and junior mortgage loans secured by real estate as well as other secured loans.

Types of Mortgage Activity. The Partnership may originate its own mortgage loans. The Partnership is not, however, considering acquiring existing mortgage notes. BCM, in its capacity as a mortgage servicer, services the Partnership's mortgage notes. The Partnership's investment policy is described in ITEM 1. "BUSINESS - Business Plan and Investment Policy".

Types of Properties Subject to Mortgages. The properties securing the Partnership's mortgage notes receivable portfolio at December 31, 1997, consisted of an office building, an apartment complex, a single-family residence, land and partnership interests.

At December 31, 1997, the Partnership's mortgage notes had an aggregate face amount of $40.5 million and an aggregate net carrying value of $24.9 million, net of deferred gains ($13.7 million), discounts ($109,000) and allowance for estimated losses ($1.9 million).

The following table sets forth the percentage (based on the outstanding mortgage note balance at December 31, 1997), by property type and geographic region, of the properties that serve as collateral for the three mortgage notes receivable in the Partnership's mortgage notes receivable portfolio at December 31, 1997 excluding the $14.7 million in mortgage notes secured by land and other security as discussed below. See Schedule IV to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for further details of the Partnership's mortgage notes receivable portfolio.

                                               Commercial
Region                       Apartments        Properties          Total
------                       ----------        ----------          ------
Southwest.............           --%              10.9%             10.9%
Pacific...............         67.8                 --              67.8
Midwest...............           --               21.3              21.3
                               ----               ----             -----
                               67.8%              32.2%            100.0%

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

The following discussion briefly describes first mortgage loans funded by the Partnership in 1997, as well as, events that affected previously funded first mortgage loans.

In April 1997, the Partnership funded a $1.5 million loan to Highway 544 Partners, L.P. ("Highway Partners"). The loan is secured by a mortgage on approximately 49 acres of undeveloped land in Plano, Texas, a pledge of 100% of the partnership interest and the personal guarantee of the owner of Highway Partner's general partner. The note receivable bears interest at 18% per annum, requires quarterly interest only payments at 12% per annum, with the deferred interest payable annually in April 1998 and 1999, and matures in April 1999.

In June 1997, the Partnership funded a loan to JNC Enterprises, Ltd. ("JNC") in the amount of $2.5 million. In July 1997, an additional $1.0 million was funded and the loan was modified, increasing the principal balance to $3.5 million. The loan is secured by 81.99 acres of undeveloped land in Frisco, Texas. The note bears interest at 16.0% per annum, requires monthly payments of interest only and matures in June 1998.

In July 1997, the Partnership funded a $1.4 million loan to Avex Fund III, Inc. The loan was secured by a mortgage on 14.5 acres of undeveloped land in Las Colinas, Texas. The loan bore interest at 12.0% per annum, required monthly payments of interest only and was scheduled to mature in July 1999. The loan was paid in full in August 1997.

In August 1997, the Partnership funded an $800,000 loan to Frisco Eldorado Partners, L.L.C. The loan is secured by a mortgage on 45 acres of undeveloped land in Frisco, Texas. The loan bears interest at 15.0% per annum, requires monthly payments of interest only and matures in August 1998. $250,000 of the loan balance is guaranteed by the Frisco Economic Development Corporation, a government agency.

Also in August 1997, the Partnership funded a $2.8 million loan to Dallas Parkway Properties, Inc. The loan is secured by a mortgage on an office building in Addison, Texas. The loan bears interest at 14.0% per annum, requires monthly payments of interest only and matures in August 1999. In conjunction with the loan origination, the Partnership obtained financing secured by the note receivable in the amount of $2.0 million. The loan bears interest at 9.4% per annum, requires monthly payments of interest only and matures in August 1999.

In October 1997, the Partnership funded a $400,000 loan to Stratford & Graham Developers, L.L.C. ("Stratford"). The loan was secured by an assignment of a contract to purchase 1,485 acres of undeveloped land in Riverside County, California and the guarantee of the parent of the borrower. The loan bore interest at 15.0% per annum and matured in November 1997. The loan was modified and extended at maturity, increasing the loan balance to $530,000 and extending the maturity date to December 1997. In December 1997, the Partnership funded a new $3.5 million loan to Stratford, a portion of the proceeds being used to payoff the first loan. The new loan is secured by a mortgage on the 1,485 acres of undeveloped land in Riverside County, California. The loan bears interest at 15.0% per annum, and matures in July 1999. All principal and interest are due at maturity.

Also in October 1997, the Partnership funded a $240,000 loan to an individual. The loan is secured by a mortgage on a single-family residence in Addison, Texas. The loan bears interest at 10.0% per annum, requires monthly payments of interest only and matures in September 1998.

In January and February 1998, the Partnership funded a total of $3.3 million of a $3.9 million loan to Centura Tower, Ltd. The loan is secured by a mortgage on
2.244 acres of land in Dallas, Texas. The loan bears interest at 12.0% per annum, requires monthly payments of interest only and matures in January 2003.

Wraparound Mortgage Loans. A wraparound mortgage loan, sometimes called an all-inclusive loan, is a mortgage loan having an original principal amount equal to the outstanding balance under the prior existing mortgage loan(s) plus the amount actually advanced under the wraparound mortgage loan. Wraparound mortgage loans may provide for full, partial or no amortization of principal.

The following discusses briefly describes events that affected previously funded wraparound mortgage loans.

In January 1997, the note receivable secured by the Nellis Bonanza Shopping Center in Las Vegas, Nevada matured. In August 1997, the borrower paid the note in full. The Partnership received net cash of $4.4 million after payoff of the underlying note payable. As a result of the payoff, the Partnership recognized a deferred gain of $2.1 million from the Partnership's 1986 sale of the property.

Junior Mortgage Loans. Junior mortgage loans are loans secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower.

Other. In January 1997, the Partnership funded a $1.2 million loan to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by (i) a 100% limited partnership interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (ii) 100% of the stock of Bordeaux Investments One, Inc., which owns
6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (iii) the personal guarantees of the Bordeaux partners. The loan bears interest at 14.0% per annum, requires monthly payments of interest only at 12.0% per annum, with the deferred interest payable annually on December 15, 1997 and 1998, and matures in January 1999. In July, September and December 1997, an additional $118,000 was funded and the loan was modified, increasing the principal balance to $1.3 million. In the first quarter of 1998, an additional $59,000 was funded and the loan was again modified , increasing the principal balance to $1.3 million. The Partnership has committed to fund an additional $108,000, at which time the loan will be modified to increase the principal balance to its maximum $1.5 million. The Partnership received the required December 1997 deferred interest payment in January 1998.

In February 1997, the Partnership funded a loan to JNC in the amount of $2.5 million. In March 1997, the Partnership funded an additional $1.5 million and modified the loan by increasing the principal balance to $4.0 million. The loan was secured by a 70.87% limited partner interest in a limited partnership which owns 250 acres of undeveloped land in Fort Worth, Texas. The note bore interest at 12% per annum and required quarterly payments of interest only and matured in October 1997. The unpaid principal balance and accrued but unpaid interest were paid at maturity.

ITEM 2.           PROPERTIES (Continued)

During 1997, the Partnership also received a total of $3.0 million in principal payments from JNC to pay in full two loans funded by the Partnership during 1996.

In July 1997, the Partnership funded a $700,000 loan to an individual. The loan is secured by a security interest in an oil, gas and mineral lease in Anderson County, Texas and by a second lien mortgage on a ranch in Henderson County, Texas. The loan bears interest at 12.0% per annum, requires monthly payments of interest only and matures in December 1998. In February 1998, the Partnership funded an additional $40,000 and the loan was modified, increasing the principal balance to $740,000.

In October 1997, the Partnership funded a $1.7 million loan to Preston/Lomo Alto, L.L.C. The loan is secured by a pledge of the limited partnership interests in two partnerships which in turn own two office buildings, one in Dallas and the other in Plano, Texas and the personal guarantee of one of the general partners. The loan bears interest at 12.0% per annum, requires monthly payments of interest only and matures in November 1999.

In December 1997, the Partnership funded a $1.2 million loan to 14875 Landmark, L.L.C. The loan is secured by a pledge of the 48% limited partnership interest in a partnership, which owns an office building in Addison, Texas. The loan is guaranteed by the limited partner. The loan bears interest at 12% per annum, requires monthly payments of interest only, and matures in December 1999.

Also in December 1997, the Partnership funded $455,000 of a $475,000 loan to Tara Summit Square, Inc. The loan is secured by a pledge of 100% of the capital stock of the borrower and a second lien mortgage on a shopping center in Rhode Island. The loan is guaranteed by the sole shareholder of Tara Summit Square, Inc. The loan bears interest at 12.0% per annum, requires monthly payments of interest only and matures in December 1999. The remaining $20,000 was funded in January 1998.

Further in December 1997, the Partnership obtained financing in the amount of $5.0 million secured by six notes receivable with an aggregate principal balance of $9.3 million. The financing bears interest at 13.0% per annum, requires monthly payments of interest only and matures in December 1998. The Partnership paid a mortgage brokerage and equity refinancing fee of $50,000 to BCM based on the $5.0 million financing.

Investment in Marketable Equity Securities of ART

At December 31, 1997, the Partnership owned 195,732 shares of common stock of ART, a real estate investment company, representing approximately 1.5% of ART's outstanding shares. Gene E. Phillips, a general partner of SAMLP, the General Partner of the Partnership, served as Chairman of the Board and as a director of ART until November 16, 1992. The executive officers of the Managing General Partner are also

ITEM 2.           PROPERTIES (Continued)
executive officers of ART. See ITEM 12. "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." At December 31, 1997, the market value of the ART common stock owned by the Partnership was $2.8 million. ART owns a 96% limited partner interest in SAMLP. In addition, as of March 6, 1998, ART owned 3,441,169 of National Realty's units of limited partner interest, approximately 54.4% of the units then outstanding.


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

The Moorman Settlement Agreement is complex and the following summary is qualified in its entirety by reference to the text thereof, which was previously included as an exhibit to the Partnership's Form 10-Q for the quarter ended March 31, 1990, as filed with the Securities and Exchange Commission. The Moorman Settlement Agreement provides for a plan (the "Moorman Settlement Plan") consisting of, among other things, the following: (i) the appointment and operation of a committee (the "Oversight Committee") to oversee the implementation of the Moorman Settlement Plan, (ii) the appointment and operation of an audit committee having a majority of members unaffiliated with Messrs. Phillips and Friedman or SAMLP, (iii) the establishment of specified annually increasing targets described below (each a "Target") for each of the next five years through May 1995, relating to the price of the units of limited partner interest as decreased for certain distributions to unitholders, (iv) an agreement by SAMLP not to seek reimbursement of greater than $500,000 per year for Messrs. Phillips' and Friedman's salaries for serving as general partners of SAMLP, (Mr. Friedman resigned as general partner of SAMLP effective March 4, 1994) and a deferral of such payments until such time as a Target may be met, and, if SAMLP resigns as General Partner, a waiver of any compensation so deferred, (v) a deferral until such time as a Target may be met of certain future annual General Partner compensation payable, pursuant to the Partnership's governing documents, to SAMLP or its affiliates, and, if SAMLP resigns as General Partner, a waiver of any compensation so deferred, (vi) the required distribution to unitholders of all the Partnership's operating cash flow in excess of certain renovation costs,

ITEM 3.           LEGAL PROCEEDINGS (Continued)
unless the Oversight Committee approves alternative uses for such operating cash flow, (vii) the issuance of Warrants to purchase an aggregate of up to 2,019,579 units (the "Warrants") to Class Members, (viii) the contribution by certain co-defendants of cash and notes payable to the Partnership aggregating $5.5 million (including $2.5 million contributed by SAMLP and its general partners over a four-year period), (ix) the amendment of the Partnership Agreement to reduce the vote required to remove the General Partner from a two-thirds vote to a majority vote of the units, (x) the Partnership's redemption of its unit purchase rights and an agreement not to adopt a similar rights plan without Oversight Committee approval and (xi) the Partnership's payment of certain settlement costs, including plaintiffs' attorneys' fees in the amount of $3.4 million. The Moorman Settlement Plan will remain in effect until SAMLP has resigned as General Partner and a successor general partner is elected and takes office, and the Warrants were exercisable for five years from the date of issuance and expired on February 14, 1997. Prior to their expiration a total of 1,631 warrants were exercised for the purchase of 1,226 units.

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

The Moorman Settlement Agreement provides that between the date of the certification causing the General Partner's resignation and the date a successor general partner takes office, the resigning General Partner shall limit its activities, as General Partner, to the conduct of the business of the Partnership in the ordinary course, shall not, without consent of the Oversight Committee, purchase or sell any real estate or

ITEM 3.           LEGAL PROCEEDINGS (Continued)
other assets of the Partnership not in progress on said date, shall cooperate in the election of a successor general partner and shall cooperate with its successor to facilitate a change in the office of General Partner of the Partnership. The resigning General Partner will continue to receive fees, expenses and distributions, if any, while the solicitation is prepared.

The withdrawal of the General Partner would require the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. Under the Moorman Settlement Agreement, payment for such Redeemable General Partner Interest, fees and other compensation may, at the Oversight Committee's option, be paid over a three year period pursuant to a secured promissory note bearing interest at the prime rate and containing commercially reasonable terms and collateral. Under the Moorman Settlement Plan, the purchase price for Redeemable General Partner Interest would be calculated, as of the time SAMLP withdraws as General Partner under the Partnership's governing documents. The Managing General Partner has calculated the Redeemable General Partner Interest at December 31, 1997 to be $49.6 million, and believes there has been no material change in such value since such date. The Partnership would be entitled to offset against any such payment the then outstanding principal balance ($4.2 million at December 31, 1997) plus all accrued but unpaid interest ($7.2 million at December 31, 1997) on the note receivable from SAMLP for its capital contribution to the Partnership. In the accompanying Consolidated Financial Statements, the Redeemable General Partner Interest is shown as a reduction of Partners' Equity. The note receivable from the General Partner has been offset against the Redeemable General Partner Interest. The Oversight Committee previously has informed the Partnership that it calculated the amount of such Redeemable General Partner Interest to be less than the amount calculated by the Managing General Partner. When SAMLP withdraws as General Partner of the Partnership, the value of the Redeemable General Partner Interest would depend on the fair value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

On January 27, 1995, National Realty, SAMLP, the Oversight Committee and William
H. Elliott executed an Implementation Agreement which provided for the nomination of an entity controlled by Mr. Elliott as successor general partner and for the resolution of all related matters under the Moorman Settlement Agreement. On February 20, 1996, the parties to the Implementation Agreement executed an Amended and Restated Implementation Agreement.

On September 23, 1996, the Supervising Judge entered an order granting tentative approval of the Amended and Restated Implementation Agreement and the form of notice to be sent to the original class members. On

ITEM 3.           LEGAL PROCEEDINGS (Continued)

April 7, 1997, the Supervising Judge entered an order amending the September 23, 1996 order, approving the formal notice and setting a hearing on the Implementation Agreement for June 27, 1997. A notice was sent to all class members and unitholders in April 1997 and the hearing was held on June 27, 1997. On September 8, 1997, the Supervising Judge rendered a Statement of Decision in which he declined to approve the Implementation Agreement. As a result of the Statement of Decision, the existing Moorman Settlement Agreement remains in full force and effect and all of the provisions of the Amended and Restated Implementation Agreement have been voided.

On December 15, 1997, National Realty, SAMLP, the Oversight Committee, Joseph B. Moorman, Invenex and the Moorman Class Counsel executed an Agreement for Establishment of Class Distribution Fund and Election of Successor General Partner (the "Resolution Agreement") which provides for the nomination of an entity affiliated with SAMLP to be the successor general partner of the Partnership, for the establishment of a fund for the benefit of the Moorman Class Members consisting of cash and properties owned by the Partnership and for the resolution of all related matters under the Moorman Settlement Agreement.

The Resolution Agreement was submitted to the Supervising Judge and on February 11, 1998, the Supervising Judge entered an order granting preliminary approval of the Resolution Agreement and scheduled a hearing to be held on April 24, 1998, for consideration of preliminary approval of a business plan for the operation of the entity which will receive the cash and properties and to consider a form of notice to be distributed to the Moorman Class Members describing the Resolution Agreement and the business plan.

Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the unitholders of National Realty for a vote.

Upon approval by the National Realty unitholders, SAMLP shall withdraw as General Partner and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner will be elected and take office during the third quarter of 1998.

SAMLP has agreed to waive its rights under the Moorman Settlement Agreement to receive any payment from the Partnership of the fees it is entitled to receive upon the election of a successor general partner. As of December 31, 1997, this fee was calculated to be $49.6 million.

Upon final approval by the Supervising Judge, the Partnership will transfer $1.9 million in cash and five shopping center properties to the new entity which will be owned by the Moorman Class Members and managed for their benefit by a court approved board. This fund is being established in order to provide additional benefits to the Moorman Class Members.

ITEM 3.           LEGAL PROCEEDINGS (Continued)

Upon the election and taking office of the successor general partner and the transfer of the cash and properties to the Class Fund, the Moorman Settlement Plan and the Oversight Committee shall be terminated.

On September 26, 1997, one of the original Moorman litigation defendants, Robert
A. McNeil, filed motions to (i) be installed as receiver for the Partnership and
(ii) disband the Oversight Committee. A hearing on the motions was set for February 5, 1998. However, the Supervising Judge continued the hearing to April 24, 1998.

Other. The Partnership is involved in various lawsuits arising in the ordinary course of business. Management of the Partnership is of the opinion that the outcome of these lawsuits would have no material impact on the Partnership's financial condition.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                           --------------------------

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNER INTEREST AND RELATED SECURITY HOLDER MATTERS

National Realty's units of limited partner interest are traded on the American Stock Exchange ("AMEX") using the symbol "NLP."

The following table sets forth high and low sale prices of National Realty's units of limited partner interest as reported by the AMEX:

  QUARTER ENDED                                    HIGH             LOW
------------------                              ----------       --------
March 31, 1998...........................       $  24 1/8      $   20 1/8
  (through March 6, 1998)

March 31, 1997...........................          19 1/8          12 7/8
June 30, 1997............................          19 1/2          16 3/8
September 30, 1997.......................          24              19
December 31, 1997........................          24 3/4          24 3/8

March 31, 1996...........................          11 1/2          10 1/8
June 30, 1996............................          10 3/4           9 7/8
September 30, 1996.......................          12 7/8          10 5/8
December 31, 1996........................          13 1/4          12 1/8

---------------------------

As of March 6, 1998, the closing price of National Realty's units of limited partner interest on the AMEX was $20.13 per unit.

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNER INTEREST AND RELATED SECURITY HOLDER MATTERS (Continued)


As of March 6, 1998, National Realty's units of limited partner interest were held by 5,635 holders of record.

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

Pursuant to the terms of the Moorman Settlement Agreement, the Partnership has agreed to distribute to unitholders all of the Partnership's operating cash flow in excess of certain renovation costs, unless the Oversight Committee approves alternative uses for such operating cash flow. In 1993, the Partnership resumed the payment of regular quarterly distributions. During 1997, the Partnership declared regular quarterly distributions of $.10 per unit. In addition to the regular quarterly distribution, the Partnership declared a special distribution of $1.50 per unit in the fourth quarter of 1997. The Partnership declared total distributions of $1.90 per unit or $12.0 million in 1997.

The distributions paid by the Partnership in 1997 and 1996 were as follows:

  Date Declared                        Record Date                         Payable Date                        Amount
-----------------                   ------------------                  -------------------                   ---------
February 26, 1997                   March 14, 1997                      March 31, 1997                         $   .10
June 5, 1997                        June 13, 1997                       June 30, 1997                              .10
September 3, 1997                   September 15, 1997                  September 30, 1997                         .10
December 1, 1997                    December 15, 1997                   January 5, 1998                           1.50*
December 1, 1997                    December 15, 1997                   January 5, 1998                            .10

  Date Declared                        Record Date                         Payable Date                        Amount
-----------------                   ------------------                  -------------------                   ---------
March 1, 1996                       March 15, 1996                      March 31, 1996                        $   .10
March 1, 1996                       March 15, 1996                      March 31, 1996                            .15*
June 3, 1996                        June 14, 1996                       June 28, 1996                             .10
June 3, 1996                        June 14, 1996                       June 28, 1996                             .15*
July 23, 1996                       August 5, 1996                      August 12, 1996                           .10
July 23, 1996                       August 5, 1996                      August 12, 1996                           .40*
December 2, 1996                    December 13, 1996                   December 31, 1996                         .10

-----------------------

*     Special distribution.

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNER INTEREST AND RELATED SECURITY HOLDER MATTERS (Continued)


In November 1987, the Board of Directors of the Managing General Partner approved the Partnership's purchase of up to 10% of National Realty's units of limited partner interest and on December 15, 1992, the Board of Directors of the Managing General Partner approved the repurchase of up to 300,000 additional units in open-market transactions. Through December 31, 1997, the Partnership had purchased a total of 402,960 units at an total cost of $5.1 million. The Partnership has not repurchased any additional units under such repurchase program since January 1993.

ITEM 6.        SELECTED FINANCIAL DATA

                                                        For the Years Ended December 31,
                                ------------------------------------------------------------------------------
                                   1997            1996              1995             1994             1993
                                -----------     -----------      -----------      -----------      -----------
                                                      (dollars in thousands, except per unit)
EARNINGS DATA
Revenues ..................     $   117,365     $   112,681      $   110,892      $   107,546      $   103,044

Expenses
   Interest ...............          34,189          33,759           34,956           34,145           34,699
   Property operations.....          64,620          63,136           63,320           60,793           60,374
   General and
      administrative ......           7,856           5,975            6,252            5,809            5,598
   Depreciation ...........          10,338          10,247           10,268           10,034           10,168
                                -----------     -----------      -----------      -----------      -----------
      Total expenses ......         117,003         113,117          114,796          110,781          110,839
                                -----------     -----------      -----------      -----------      -----------

Income (loss) from
   operations .............             362            (436)          (3,904)          (3,235)          (7,795)
Gain on sale of real
   estate .................           8,356              61            7,701            8,252               --
                                -----------     -----------      -----------      -----------      -----------

Income (loss) before
   extraordinary gain .....           8,718            (375)           3,797            5,017           (7,795)
Extraordinary gain ........              --              --               --               --            9,046
                                -----------     -----------      -----------      -----------      -----------
Net income (loss) .........     $     8,718     $      (375)     $     3,797      $     5,017      $     1,251
                                ===========     ===========      ===========      ===========      ===========

PER UNIT DATA
Income (loss) before
   extraordinary gain .....     $      1.35     $      (.06)     $       .58      $       .77      $     (1.13)
Extraordinary gain ........              --              --               --               --             1.31
                                -----------     -----------      -----------      -----------      -----------
Net income (loss) .........     $      1.35     $      (.06)     $       .58      $       .77      $       .18
                                ===========     ===========      ===========      ===========      ===========

Distributions per unit ....     $      1.90     $      1.10      $      1.28      $       .44      $       .07

Weighted average units
   of limited partner
   interest used in
   computing earnings
   per unit ...............       6,327,418       6,387,270        6,418,104        6,418,572        6,747,990

ITEM 6.        SELECTED FINANCIAL DATA (Continued)

                                                          December 31,
                               -------------------------------------------------------------------
                                 1997           1996           1995          1994           1993
                               ---------      --------       ---------      -------        -------
BALANCE SHEET DATA                                    (dollars in thousands)
Real estate, net ........     $ 211,424      $ 224,764      $ 229,482      $ 241,535      $ 251,534
Notes and interest
   receivable, net ......        24,943         13,279         10,246         11,532         11,469
Total assets ............       279,580        281,333        292,930        290,140        296,045
Notes and interest
   payable ..............       339,102        325,921        326,500        326,775        335,200
Redeemable General
   Partner interest .....        45,442         37,855         31,997         28,800         21,600
Partners' (deficit) .....      (122,275)      (112,946)       (99,267)       (91,823)       (86,902)

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

Liquidity and Capital Resources

The Managing General Partner has discretion in determining methods of obtaining funds for the Partnership's operations. The Partnership's governing documents place no limitation on the amount of leverage that the Partnership may incur either in the aggregate or with respect to any particular property or other investment. At December 31, 1997, the aggregate loan-to-value ratio of the Partnership's real estate portfolio, computed on the basis of the ratio of total property-related debt to aggregate estimated current values, was 43.4% compared to 44.6% at December 31, 1996.

Cash and cash equivalents aggregated $17.2 million at December 31, 1997 as compared with $5.9 million at December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The Partnership's principal sources of cash have been and will continue to be from property operations and externally generated funds. Externally generated funds include proceeds from the sale of the Partnership's properties and other assets and proceeds from borrowings secured by the Partnership's properties or mortgage notes receivable. The Partnership expects that cash flow from property operations together with externally generated funds will be sufficient to meet the Partnership's various cash needs in 1998, including, but not limited to, the payment of distributions, debt service obligations coming due and property maintenance and improvements, as more fully discussed in the paragraphs below.

Currently, all of the Partnership's properties are encumbered by mortgage debt. In 1998, mortgage debt totaling $36.5 million comes due. The Partnership intends to seek to refinance certain mortgages that mature in the next two years or where there is an interest rate advantage to the Partnership, and use excess refinancing proceeds for working capital purposes.

The Partnership's cash flow from property operations (rents collected less payments for property operating expenses) increased from $43.7 million in 1996 to $49.4 million in 1997. Of this increase, $2.6 million is due to the Partnership's continued success in increasing rental and occupancy rates during 1997 as compared to 1996. Rental rates at the Partnership's apartment complexes, which account for over 80% of the Partnership's properties, increased an average of 3% in 1997 as compared to 1996 rental rates and occupancy rates increased an average of 1% as compared to 1996. At the Partnership's commercial properties, rental rates increased an average of 1% as compared to 1996 rental rates and occupancy rates increased an average of 3% as compared to 1996. These increases are partially offset by a decrease of $750,000 due to properties sold in 1997. The Partnership's management believes that this trend will continue, particularly in the Partnership's apartments, if the economy remains stable or improves.

Interest collected on mortgage notes receivable increased from $3.1 million in 1996 to $3.9 million in 1997. This increase is primarily due to loans funded in 1997 and 1996. Interest is expected to continue to increase as a source of cash to the Partnership as it originates additional mortgage loans.

Interest paid on the Partnership's notes payable increased from $29.2 million in 1996 to $29.9 million in 1997. The increase is due in part to an increase of $655,000 from properties financed or refinanced in 1996 and 1997 and an increase of $266,000 due to an increase in the GCLP line of credit interest rate. These increases are partially offset by a decrease of $95,000 due to the modification of the mortgage secured by the Club Mar Apartments and a decrease of $117,000 due to the sale of two commercial properties encumbered by debt in 1997.

The Partnership was involved in significant investing activities during 1997. The Partnership originated thirteen mortgage or other loans

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

totaling $22.9 million and collected $13.5 million on its mortgage notes receivable, from the payoff of six notes receivable. In connection with one of the payoffs, the Partnership paid off an underlying note payable in the amount of $1.0 million. Also in 1997, the Partnership made improvements to its properties totaling $5.0 million and sold one apartment complex and three commercial properties during 1997 for $15.4 million in cash, receiving net cash of $8.8 million after the payoff of existing mortgage debt and the payment of various closing costs associated with the sales.

In 1997, the Partnership received net financing proceeds of $19.7 million from mortgage financing secured by four commercial properties and the Partnership's 99.3% limited partnership interest in GCLP and by six notes receivable, of which $14.6 million was used to payoff the Pension Notes. In addition, the Partnership refinanced the mortgages secured by three apartment complexes. The Partnership received net cash totaling $3.1 million after the payoff of $10.0 million in existing mortgage debt and the payment of various closing costs associated with the financings. Also in 1997, the Partnership made scheduled principal payments on mortgages totaling $6.6 million.

In November 1997, the Partnership modified the mortgage debt secured by the Club Mar Apartments in Sarasota, Florida under the Housing and Urban Development ("HUD") Partial Payment of Claim ("PPC") program. Under the PPC program, $736,000 of the original principal balance and $871,000 of accrued but unpaid interest was rolled into a second lien mortgage. The first mortgage was reduced to $5.2 million, the interest rate and the monthly payments were also reduced, and the maturity date of July 2023 remains unchanged. In conjunction with the modification, the Partnership funded improvement escrows of $381,000 and paid $345,000 as a principal payment on the second lien mortgage from accumulated cash flow that had been held by the servicer.

In November 1992, in conjunction with the transfer of the net assets of 52 apartment complexes and a wraparound note receivable to GCLP, such assets were refinanced under a $223.0 million blanket mortgage loan. The blanket mortgage loan requires that cash flow from the GCLP properties be used to fund various escrow and reserve accounts and limits the payment of distributions to the Partnership. During 1997, the Partnership received distributions from GCLP totaling $9.9 million, excluding the credit enhancement escrow as discussed below, compared to $2.5 million in 1996. GCLP's 1998 excess cash flow of approximately $7.4 million is expected to be remitted to the Partnership.

In January 1997, GCLP replaced the credit enhancement escrow with an $18.5 million letter of credit. The letter of credit provided by a financial institution in the amount of $18.5 million is for a term of not less than two years. The letter of credit may be drawn upon to pay operating shortfalls of GCLP's properties. The available amount under the letter of credit will be reduced by the amount of each draw on

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

the letter of credit. The Partnership received net cash of $11.3 million from the released credit enhancement escrow, after the payment of various costs associated with the letter of credit.

The Partnership has paid regular quarterly distributions since the fourth quarter of 1993. The Partnership declared total distributions of $1.90 per unit or $12.0 million in 1997.

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

The withdrawal of the General Partner requires the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. The Moorman Settlement Agreement provides that any payment for such Redeemable General Partner Interest, fees and other compensation during the pendency of the Moorman Settlement Agreement may, at the option of the Oversight Committee (also established under the Moorman Settlement Agreement), be made over three years pursuant to a secured promissory note bearing interest at a financial institution's prime rate. The Managing General Partner has calculated the fair value of the Redeemable General Partner Interest at December 31, 1997 to be $49.6 million, and believes that there has been no material change in such value since that date. The Partnership would be entitled to offset against such payment the then outstanding principal balance of the note receivable ($4.2 million at December 31,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

1997) plus all accrued and unpaid interest ($7.2 million at December 31, 1997) on the note receivable from the General Partner representing its capital contribution to the Partnership. When Syntek Asset Management, L.P. ("SAMLP") withdraws as General Partner of the Partnership, the fair value of the Redeemable General Partner Interest would depend on the value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

In the accompanying Consolidated Financial Statements, the Redeemable General Partner Interest is shown as a reduction of Partners' Equity and the note receivable from the General Partner has been offset against the Redeemable General Partner Interest.

On January 27, 1995, National Realty, SAMLP, the Oversight Committee and William
H. Elliott executed an Implementation Agreement which provided for the nomination of an entity controlled by William H. Elliott as successor general partner and for the resolution of all related matters under the Moorman Settlement Agreement. On February 20, 1996, the parties to the Implementation Agreement executed an Amended and Restated Implementation Agreement.

On September 23, 1996, the Supervising Judge entered an order granting tentative approval of the Amended and Restated Implementation Agreement and the form of notice to be sent to the original class members. On April 7, 1997, the Supervising Judge entered an order amending the September 23, 1996 order, approving the formal notice and setting a hearing on the Implementation Agreement for June 27, 1997. A notice was sent to all class members and unitholders in April 1997 and the hearing was held on June 27, 1997. On September 8, 1997, the Supervising Judge rendered a Statement of Decision in which he declined to approve the Implementation Agreement. As a result of the Statement of Decision, the existing Moorman Settlement Agreement remains in full force and effect and all of the provisions of the Amended and Restated Implementation Agreement have been voided.

On December 15, 1997, National Realty, SAMLP, the Oversight Committee, Joseph B. Moorman, Invenex and the Moorman Class Counsel executed an Agreement for Establishment of Class Distribution Fund and Election of Successor General Partner (the "Resolution Agreement") which provides for the nomination of an entity affiliated with SAMLP to be the successor general partner of the Partnership, for the establishment of a fund for the benefit of the Moorman Class Members consisting of cash and properties owned by the Partnership and for the resolution of all related matters under the Moorman Settlement Agreement.

The Resolution Agreement was submitted to the Supervising Judge and on February 11, 1998, the Supervising Judge entered an order granting preliminary approval of the Resolution Agreement and scheduled a hearing to be held on April 24, 1998, for consideration of preliminary approval

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

of a business plan for the operation of the entity which will receive the cash and properties and to consider a form of notice to be distributed to the Moorman Class Members describing the Resolution Agreement and the business plan.

Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the unitholders of National Realty for a vote.

Upon approval by the National Realty unitholders, SAMLP shall withdraw as General Partner and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner will be elected and take office during the third quarter of 1998.

SAMLP has agreed to waive its rights under the Moorman Settlement Agreement to receive any payment from the Partnership of the fees it is entitled to receive upon the election of a successor general partner. As of December 31, 1997, this fee was calculated to be $49.6 million.

Upon final approval by the Supervising Judge, the Partnership will transfer $1.9 million in cash and five shopping center properties to the new entity which will be owned by the Moorman Class Members and managed for their benefit by a court approved board. This fund is being established in order to provide additional benefits to the Moorman Class Members.

Upon the election and taking office of the successor general partner and the transfer of the cash and properties to the Class Fund, the Moorman Settlement Plan and the Oversight Committee shall be terminated.

On September 26, 1997, one of the original Moorman litigation defendants, Robert
A. McNeil, filed motions to (i) be installed as receiver for the Partnership and
(ii) disband the Oversight Committee. A hearing on the motions was set for February 5, 1998. However, the Supervising Judge continued the hearing to April 24, 1998.

The outcome of this matter cannot presently be determined and the consolidated financial statements do not include any adjustments that might result from the outcome of this matter.

In November 1987, the Board of Directors of the Managing General Partner approved the Partnership's repurchase of up to 10% of National Realty's units of limited partner interest and on December 15, 1992, the Board of Directors of the Managing General Partner approved the repurchase of up to 300,000 additional units in open-market transactions. Through December 31, 1997, the Partnership had purchased a total of 402,960 units at a total cost of $5.1 million. The Partnership has not purchased any additional units under such repurchase program since January 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

1997 COMPARED TO 1996. The Partnership reported net income of $8.7 million for 1997 as compared to net loss of $375,000 for 1996. Contributing to the Partnership's 1997 net income were gains on sale of real estate of $8.4 million. The primary factors affecting the Partnership's operating results are discussed in the following paragraphs.

Rents increased from $109.4 million in 1996 to $112.9 million in 1997. This increase is primarily attributable to a 3.0% increase in average rental rates combined with a 1.0% increase in average occupancy rates at the Partnership's apartment complexes and an average 1.0% increase in commercial rental rates combined with a 3.0% increase in occupancy rates as compared to 1996. These increases are partially offset by a decrease of $750,000 due to the sale of the Tollhill East Office Building in April 1997, the Fondren Office Building in June 1997, Crestview Shopping Center in November 1997 and Village Square Apartments in December 1997. Rents are expected to continue to increase.

Interest income increased from $3.3 million in 1996 to $4.5 million in 1997. This increase is due to thirteen mortgage and other loans being funded in 1997. Interest is expected to continue to increase as the Partnership originates additional loans.

Interest expense increased from $33.8 million in 1996 to $34.2 million in 1997. Of this increase, $802,000 is due to an increase in interest expense on the variable rate portion of the blanket mortgage secured by the GCLP properties. An additional increase of $657,000 is due to mortgage debt which was refinanced in 1996 and 1997. These increases are partially offset by a decrease of $741,000 due to loans paid in full, including the pension notes, and a decrease of $117,000 due to the sale of the Tollhill East Office Building in April 1997, the Crestview Shopping Center in November 1997, and the Village Square Apartments in December 1997. Interest expense is expected to continue to increase.

Depreciation, property taxes and insurance, utilities, property-level payroll costs, repairs and maintenance, other property operation expenses and property management fees for 1997 approximated those of 1996.

General and administrative expenses increased from $6.0 million in 1996 to $7.9 million in 1997. This increase is primarily attributable to an increase in legal and consulting fees related to the Southern Palms Associates litigation of $892,000, an increase of $151,000 related to insurance deductibles and an increase of $1.0 million in the Partnership's overhead reimbursements to Basic Capital Management, Inc. ("BCM"). These increases are partially offset by a decrease of $180,000 due to a decrease in legal fees relating to the Moorman litigation and a decrease of $237,000 related to a decrease in appraisals and other professional fees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

In 1996, the Partnership recognized a gain on the sale of real estate of $61,000 on the sale of commercial condominiums in Colorado, compared to gains on the sale of real estate totaling $8.4 million in 1997; $3.6 million on the sale of the Tollhill East Office Building, a $2.1 million deferred gain recognized on the payoff of the Nellis Bonanza note receivable, a gain of $563,000 on the sale of Crestview Shopping Center and a gain of $2.1 million on the sale of Village Square Apartments. See NOTE 3. "REAL ESTATE AND DEPRECIATION" and NOTE 4. "NOTES RECEIVABLE."

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

General and administrative expenses decreased from $6.3 million in 1995 to $6.0 million in 1996. This decrease is primarily due to a decrease in cost reimbursements to BCM. This decrease is partially offset by an increase in legal fees related to the Moorman litigation. See NOTE 13. "COMMITMENTS AND CONTINGENCIES - Moorman Settlement."

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

Current Value Reporting (Continued)

difference between the estimated current value of the Partnership's real estate, adjusted to reflect the Partnership's estimate of disposition costs, and the face amount of the mortgage notes payable and accrued interest, if any, encumbering such real estate. The Current Appraised Value of the Partnership's properties at December 31, 1996, was $691.5 million, and Revaluation Equity was $345.9 million at such date.

In 1997, the Partnership determined the estimated current value of the Partnership's properties as of December 31, 1997, in a manner consistent with the methodology used to determine Current Appraised Value as of December 31, 1996 and March 31, 1987. The estimated current value of the Partnership's properties at December 31, 1997 was $713.1 million and Revaluation Equity was $365.6 million at such date.

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

Year 2000

BCM has advised the Partnership that its current computer software has been certified by the Information Technology Association of America ("ITAA") as year 2000 compliant. BCM has also advised the Partnership that it has recently received and plans to install in 1998 the ITAA certified year 2000 compliant operating system for its computer hardware.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                             Page
                                                                             ----
Report of Independent Certified Public Accountants.............               41

Consolidated Balance Sheets -
    December 31, 1997 and 1996.................................               42

Consolidated Statements of Operations -
    Years Ended December  31, 1997, 1996 and 1995..............               43

Consolidated Statements of in Partners' Equity (Deficit) -
    Years Ended December  31, 1997, 1996 and 1995..............               44

Consolidated Statements of Cash Flows -
    Years Ended December  31, 1997, 1996 and 1995..............               45

Notes to Consolidated Financial Statements.....................               47

Schedule III - Real Estate and Accumulated Depreciation........               70

Schedule IV  - Mortgage Loans on Real Estate...................               75




All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Partners
National Realty, L.P.


We have audited the accompanying consolidated balance sheets of National Realty, L.P., a limited partnership, as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Partnership's Managing General Partner. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 13. "COMMITMENTS AND CONTINGENCIES - Moorman Settlement," the Moorman Settlement requires the Partnership to purchase the Redeemable General Partner Interest upon the election of a successor general partner. Although the parties have reached an agreement on the resolution of this matter, the agreement has not received final approval of the Supervising Judge or the unitholders.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Realty, L.P. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.




                                                BDO Seidman, LLP

Dallas, Texas
March 23, 1998

                              NATIONAL REALTY, L.P.
                           CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                       ------------------------
                                                          1997           1996
                                                       ---------      ---------
               Assets                                   (dollars in thousands)
Real estate held for investment
   Land ..........................................     $  48,738      $  51,342
   Buildings and improvements ....................       386,477        396,626
                                                       ---------      ---------
                                                         435,215        447,968

   Less - Accumulated depreciation ...............      (223,791)      (223,204)
                                                       ---------      ---------
                                                         211,424        224,764
Notes and interest receivable, net of
   deferred gains ($13,720 in 1997 and
   $15,787 in 1996) ..............................        26,853         15,189

Less - allowance for estimated losses ............        (1,910)        (1,910)
                                                       ---------      ---------
                                                          24,943         13,279

Cash and cash equivalents ........................        17,180          5,872
Accounts receivable ..............................         3,327          2,040
Prepaid expenses .................................         1,069          1,663
Escrow deposits and other assets
   (including $267 in 1997 from affiliate) .......         6,597         18,496
Marketable equity securities of affiliate
   (at market) ...................................         2,814          1,272
Deferred financing costs .........................        12,226         13,947
                                                       ---------      ---------
                                                       $ 279,580      $ 281,333
                                                       =========      =========

Liabilities and Partners' Equity (Deficit)
Liabilities
   Notes and interest payable ....................     $ 339,102      $ 325,921
   Pension notes and related interest
      payable, net ...............................            --         13,478
   Accrued property taxes ........................         6,906          6,928
   Tenant security deposits ......................         3,163          3,040
   Accounts payable and other liabilities
      (including $85 in 1996 to affiliates) ......         7,242          7,057
                                                       ---------      ---------
                                                         356,413        356,424

Commitments and contingencies

Redeemable General Partner Interest ..............        45,442         37,855
Partners' equity (deficit)
   General Partner ...............................         2,822          2,649
   Limited Partners (6,323,438 units in
      1997 and 6,328,303 units in 1996) ..........       (78,024)       (74,568)
   Unrealized gain on marketable equity
      securities of affiliate ....................         2,544          1,003
                                                       ---------      ---------
                                                         (72,658)       (70,916)
Redeemable General Partner Interest ..............       (49,617)       (42,030)
                                                       ---------      ---------
                                                        (122,275)      (112,946)
                                                       ---------      ---------
                                                       $ 279,580      $ 281,333
                                                       =========      =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                              NATIONAL REALTY, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              For the Years Ended December 31,
                                                       --------------------------------------------
                                                          1997             1996              1995
                                                       -----------     -----------      -----------
                                                          (dollars in thousands, except per unit)
Revenues
   Rents .........................................     $   112,875     $   109,384      $   108,017
   Interest ......................................           4,490           3,297            2,875
                                                       -----------     -----------      -----------
                                                           117,365         112,681          110,892

Expenses
   Interest ......................................          34,189          33,759           34,956
   Depreciation ..................................          10,338          10,247           10,268
   Property taxes & insurance ....................          12,279          12,511           12,196
   Utilities .....................................          12,059          11,712           11,498
   Repairs and maintenance .......................          24,735          23,726           23,875
   Property-level payroll costs ..................           6,412           6,338            6,545
   Other property operation expenses .............           4,344           4,160            4,563
   Property management fees (including
      $826 in 1997, $811 in 1996 and
      $674 in 1995 to affiliates) ................           4,791           4,689            4,643
   General and administrative (including
      $4,448 in 1997, $3,329 in 1996 and
      $3,907 in 1995 to affiliates) ..............           7,856           5,975            6,252
                                                       -----------     -----------      -----------

                                                           117,003         113,117          114,796
                                                       -----------     -----------      -----------


Income (loss) from operations ....................             362            (436)          (3,904)
Gain on sale of real estate ......................           8,356              61            7,701
                                                       -----------     -----------      -----------

Net income (loss) ................................     $     8,718     $      (375)     $     3,797
                                                       ===========     ===========      ===========


Earnings per unit
Net income (loss) ................................     $      1.35     $      (.06)     $       .58
                                                       ===========     ===========      ===========


Weighted average units of limited
   partner interest used in computing
   earnings per unit .............................       6,327,418       6,387,270        6,418,104
                                                       ===========     ===========      ===========






The accompanying notes are an integral part of these Consolidated Financial Statements.

                              NATIONAL REALTY, L.P.
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                                                           Unrealized
                                                                            Gain on      Redeemable
                                                                           Marketable     General       Partners'
                                               General       Limited         Equity       Partner        Equity
                                               Partner       Partners      Securities     Interest      (Deficit)
                                              ---------     ---------      -----------   ---------      ---------
                                                                      (dollars in thousands)
Balance at January 1, 1995 .............     $   2,580      $ (61,795)     $     367     $ (32,975)     $ (91,823)

Adjustment to Redeemable
   General Partner Interest ............            --             --             --        (3,197)        (3,197)
Unrealized gain on marketable
   equity securities of
   affiliate ...........................            --             --             86            --             86
Distributions ($1.28 per unit) .........            --         (8,130)            --            --         (8,130)
Net income .............................            76          3,721             --            --          3,797
                                             ---------      ---------      ---------     ---------      ---------
Balance at December 31, 1995 ...........         2,656        (66,204)           453       (36,172)       (99,267)

Adjustment to Redeemable
   General Partner Interest ............            --             --             --        (5,858)        (5,858)
Repurchase of units of limited
   partner interest ....................            --           (954)            --            --           (954)
Distributions ($1.10 per unit) .........            --         (7,042)            --            --         (7,042)
Unrealized gain on marketable
   equity securities of affiliate ......            --             --            550            --            550
Net (loss) .............................            (7)          (368)            --            --           (375)
                                             ---------      ---------      ---------     ---------      ---------
Balance, December 31, 1996 .............         2,649        (74,568)         1,003       (42,030)      (112,946)

Adjustment to Redeemable General
   Partner Interest ....................            --             --             --        (7,587)        (7,587)
Units issued on exercise of
   warrants ............................            --             20             --            --             20
Distributions ($1.90 per unit) .........            --        (12,021)            --            --        (12,021)
Unrealized gain on marketable
   equity securities of affiliate ......            --             --          1,541            --          1,541
Net income .............................           173          8,545             --            --          8,718
                                             ---------      ---------      ---------     ---------      ---------
Balance, December 31, 1997 .............     $   2,822      $ (78,024)     $   2,544     $ (49,617)     $(122,275)
                                             =========      =========      =========     =========      =========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                              NATIONAL REALTY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Years Ended December 31,
                                                       ---------------------------------------
                                                         1997            1996           1995
                                                       ---------      ---------      ---------
                                                                (dollars in thousands)
Cash Flows From Operating Activities
   Rents collected ...............................     $ 111,890      $ 109,230      $ 107,935
   Interest collected ............................         3,927          3,098          2,754
   Interest paid .................................       (29,888)       (29,238)       (30,737)
   Payments for property operations
      (including $826 in 1997, $811 in
      1996 and $674 in 1995 to affiliates)  ......       (62,443)       (65,505)       (64,803)
   General and administrative expenses
      paid (including $4,448 in 1997,
      $3,329 in 1996 and $3,907 in 1995 to
      affiliates) ................................        (8,827)        (5,892)        (6,556)
                                                       ---------      ---------      ---------
      Net cash provided by operating
         activities ..............................        14,659         11,693          8,593

Cash Flows From Investing Activities
   Proceeds from sales of real estate ............        14,294             61          6,947
   Real estate improvements ......................        (5,004)        (5,529)        (4,105)
   Acquisition of real estate ....................            --             --         (1,663)
   Acquisition and settlement of notes
      receivable .................................            --             --         (1,207)
   Collections on notes receivable ...............        13,522            500          3,700
   Funding of notes receivable ...................       (22,898)        (3,500)            --
                                                       ---------      ---------      ---------
      Net cash provided by (used in)
         investing activities ....................           (86)        (8,468)         3,672

Cash Flows From Financing Activities
   Proceeds from notes payable ...................        36,351          8,116         40,808
   Payments of notes payable .....................       (23,047)       (10,159)       (37,242)
   Payment of pension notes ......................       (14,645)            --             --
   Payments from (to) affiliates, net ............            --           (191)         3,558
   Receipt from escrow ...........................        12,423             --             --
   Deferred financing costs (including
      $332 in 1997 and $89 in 1996 to
      affiliate) .................................        (2,346)        (1,459)          (627)
   Repurchase of units of limited
      partner interest ...........................            --           (954)            --
   Exercise of warrants ..........................            20             --             --
   Distributions to unitholders ..................       (12,021)       (13,405)        (1,811)
                                                       ---------      ---------      ---------
      Net cash provided by (used in)
         financing activities ....................        (3,265)       (18,052)         4,686
                                                       ---------      ---------      ---------

Net increase (decrease) in cash and cash
   equivalents ...................................        11,308        (14,827)        16,951
Cash and cash equivalents at beginning of
   year ..........................................         5,872         20,699          3,748
                                                       ---------      ---------      ---------

Cash and cash equivalents at end of year .........     $  17,180      $   5,872      $  20,699
                                                       =========      =========      =========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                              NATIONAL REALTY, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                              For the Years Ended December 31,
                                                            -------------------------------------
                                                              1997           1996         1995
                                                            ---------      --------     ---------
                                                                  (dollars in thousands)
Reconciliation of net income (loss) to net
   cash provided by operating activities
   Net income (loss) ..................................     $  8,718      $   (375)     $  3,797
   Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities
         Depreciation .................................       10,338        10,465        10,254
         Gain on sale of real estate ..................       (8,356)          (61)       (7,701)
         Amortization of deferred financing
            costs .....................................        2,950         2,222         2,425
         Increase in interest payable .................          716         1,854         1,763
         Increase in other liabilities ................        1,799         1,146           876
         (Increase) decrease in interest
            receivable ................................         (220)           13            76
         (Increase) in other assets ...................       (1,286)       (3,571)       (2,897)
                                                            --------      --------      --------
            Net cash provided by operating
               activities .............................     $ 14,659      $ 11,693      $  8,593
                                                            ========      ========      ========



Schedule of noncash investing activities
   Notes payable assumed by buyer upon
      sale of properties ..............................     $     --      $     --      $  8,165
   Unrealized gain on marketable equity
      securities of affiliate .........................        1,541           550            86




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

the Operating Partnership is equal to a 1.99% interest on a combined basis. The Operating Partnership has a 99.3% limited partner interest and GCMI has a .7% general partner interest in the net income or net loss and distributions of GCLP. GCLP has a 99% interest and GCI has a 1% interest in the net income or net loss and distributions of the 51 single asset partnerships that hold title to the apartment complexes. GCMI's .7% general partner interest in GCLP and GCI's 1% general partner interest in the single asset partnerships is equal to a 1.68% interest on a combined basis. For tax purposes limited partners are allocated their proportionate share of net income or net loss commencing with the calendar month subsequent to their entry into the Partnership. During the pendency of the Moorman Settlement Plan (as defined in NOTE 13. "COMMITMENTS AND CONTINGENCIES - Moorman Settlement"), the General Partner's base compensation, equal to 10% of the distributions to unitholders from the Partnership's cash from operations, is waived.

General Partner's capital contribution. In return for its 1% interest in National Realty, the General Partner was required to make aggregate capital contributions to the Partnership in an amount equal to 1.01% of the total initial capital contributions to the Partnership. The General Partner contributed $500,000 in cash with the remaining contribution evidenced by a promissory note bearing interest at the rate of 10% per annum compounded semi-annually payable on the earlier of September 18, 2007, liquidation of the Partnership or termination of the General Partner's interest in the Partnership. The principal balance of such promissory note was $4.2 million at December 31, 1997 and 1996.

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

Real Estate Held for Investment and Depreciation. Real estate held for investment is carried at cost. Statement of Financial Accounting Standards No. 121 ("SFAS No. 121") requires that a property be considered impaired, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized, by a charge against earnings, equal to the amount by which the carrying amount of the property exceeds the fair value of the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Such new cost is depreciated over the property's remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which range from 5 to 40 years.

Real Estate Held for Sale. Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. SFAS No. 121 also requires that properties held for sale be reported at the lower of carrying amount or fair value less costs of sale. If a reduction in a held for sale property's carrying amount to fair value less costs of sale is required, a provision for loss shall be recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale property's estimated fair value less costs of sale is recorded as an adjustment to the property's carrying amount, but not in excess of the property's carrying amount when originally classified as held for sale. A corresponding charge against or credit to earnings is recognized. Properties held for sale are not depreciated.

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Allowance for estimated losses. A valuation allowance is provided for estimated losses on notes receivable considered to be impaired. Impairment is considered to exist when it is probable that all amounts due under the terms of the note will not be collected. Valuation allowances are provided for estimated losses on notes receivable to the extent that the Partnership's investment in the note exceeds the Partnership's estimate of the fair value of the collateral securing such note.

Interest recognition on notes receivable. It is the Partnership's policy to cease recognizing interest income on notes receivable that have been delinquent for 60 days or more. In addition, accrued but unpaid interest income is only recognized to the extent that the net realizable value of underlying collateral exceeds the carrying value of the receivable.

Deferred financing costs. Deferred financing costs, which include bank, legal, appraisal and consulting fees, are capitalized and amortized on the interest method over the term of the related loans.

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

Fair value of financial instruments. The Partnership used the following assumptions in estimating the fair value of its notes receivable, marketable equity securities and notes payable. For performing notes receivable, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For nonperforming notes receivable, the estimated fair value of the Partnership's interest in the collateral property was used. For marketable equity securities, fair value was the year end closing market price of each security. For notes payable, the fair value was estimated using current rates for mortgages with similar terms and maturities, which, at December 31, 1997 and 1996, approximated carrying value.

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

Earnings per unit. Income (loss) per unit of limited partner interest is computed based upon the weighted average number of units outstanding during each year. Accordingly, net income (loss) per unit is derived by dividing 98.01% of the Partnership's net income by 6,327,418, 6,387,270 and 6,418,104 units for 1997, 1996 and 1995, respectively.

NOTE 3.        REAL ESTATE AND DEPRECIATION

In April 1997, the Partnership sold Tollhill East, a 81,115 square foot office building in Dallas, Texas, for $7.0 million in cash. The Partnership received net cash of $4.2 million after the payoff of $2.4 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Partnership recognized a gain of $3.6 million on the sale.

In June 1997, the Partnership sold the Fondren Building, a 47,808 square foot office building in Houston, Texas, for $661,000 in cash. The Partnership received net cash of $610,000 after the payment of various closing costs associated with the sale. The Partnership recognized no gain or loss on the sale.

In November 1997, the Partnership sold the Crestview Center, a 80,679 square foot shopping center in Crestview, Florida, for $1.6 million in cash. The Partnership received net cash of $667,000 after the payoff of $630,000 in existing mortgage debt and the payment of various closing costs associated with the sale. The Partnership recognized a gain of $563,000 on the sale.

In December 1997, GCLP sold Village Square, a 310 unit apartment complex in Stone Mountain, Georgia, for $6.1 million in cash. GCLP received net cash of $3.3 million after the payoff of $2.0 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Partnership recognized a gain of $2.1 million on the sale.

The Partnership has a 75% general partner interest in Southern Palms Associates, which owns Southern Palms Shopping Center. In August 1992, Southern Palms Associates filed a voluntary petition in bankruptcy, seeking, among other things, to restructure the $9.3 million nonrecourse mortgage secured by the shopping center. In December 1993, an agreement was reached with the lender to modify the $9.3 million first mortgage, reducing the interest rate and extending the maturity date. Southern Palms Associates remains in bankruptcy in order to resolve certain partnership issues involving the 25% general partner. In December

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3.        REAL ESTATE AND DEPRECIATION (Continued)

1997, the Partnership entered into an agreement with the 25% general partner, which provides such partner with an option to purchase the Partnership's 75% interest in Southern Palms Associates. In the event that the 25% general partner does not elect to purchase the Partnership's interest, the Partnership will acquire the 25% partner's interest. The 25% general partner must exercise his option no later than March 25, 1998.

In December 1995, the Partnership sold the Harbour Pointe Apartments in Miami, Florida and the Vineyards Apartments in Broadview Heights, Ohio for a total of $15.9 million. The Partnership received net cash totaling $4.5 million after the payoff of $11.2 million in existing mortgage debt and the payment of various closing costs associated with the sales. The Partnership recognized gains totaling $7.7 million on the sales.

NOTE 4.        NOTES RECEIVABLE

Notes and interest receivable consisted of the following:

                                                 1997                       1996
                                       -----------------------     ----------------------
                                        Estimated                  Estimated
                                          Fair         Book           Fair        Book
                                         Value         Value          Value       Value
                                       ----------     -------      ----------   ---------
   Notes receivable
      Performing ..................     $ 36,168      $ 34,927      $ 26,189     $ 25,950
      Nonperforming ...............        5,500         5,500         5,108        5,100
                                        --------      --------      --------     --------
                                        $ 41,668        40,427      $ 31,297       31,050
                                        ========                    ========

   Interest receivable ............                        255                         68
   Unamortized (discounts) ........                       (109)                      (142)
   Deferred gains .................                    (13,720)                   (15,787)
                                                      --------                   --------
                                                      $ 26,853                   $ 15,189
                                                      ========                   ========

The Partnership does not recognize interest income on nonperforming notes receivable. For the year 1997, unrecognized interest income on nonperforming notes receivable totaled $127,000.

Notes receivable mature from 1998 through 2002 with interest rates ranging from 9.0% to 18.0% with a weighted average interest rate of 13.93%. Discounts were based on interest rates at the time of origination. Notes receivable are nonrecourse and are generally collateralized by real estate. The majority of the notes receivable require monthly payments of interest only with "balloon" principal payments at the end of their respective terms.

Deferred gains result from property sales where the buyer has either made an inadequate down payment or has not met the continuing investment test of SFAS No. 66. See NOTE 2. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Revenue Recognition on the Sale of Real Estate."

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.        NOTES RECEIVABLE  (Continued)

Effective December 1993, the Partnership ceased accruing interest income in excess of the "pay rate" (cash received) on the note receivable secured by the Warner Creek Apartments in Woodland Hills, California, as the carrying value of the note receivable approximates the fair value of the collateral securing such note. Unrecognized interest income was $598,000, $541,000 and $524,000 in 1997, 1996 and 1995, respectively.

In January 1997, the Partnership funded a $1.2 million loan to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by (i) a 100% limited partnership interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (ii) 100% of the stock of Bordeaux Investments One, Inc., which owns approximately 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and
(iii) the personal guarantees of the Bordeaux partners. The loan bears interest at 14.0% per annum, requires monthly payments of interest only at 12.0% per annum, with the deferred interest payable annually on December 15, 1997 and 1998, and matures in January 1999. In July, September and December 1997, an additional $118,000 was funded and the loan was modified, increasing the principal balance to $1.3 million. In the first quarter of 1998, an additional $59,000 was funded and the loan was again modified, increasing the principal balance to $1.3 million. The Partnership has committed to fund an additional $108,000, at which time the loan will be modified to increase the principal balance to its maximum of $1.5 million. The Partnership received the required December 1997 deferred interest payment in January 1998.

In January 1997, the note receivable secured by the Nellis Bonanza Shopping Center in Las Vegas, Nevada matured. In August 1997, the borrower paid the note in full. The Partnership received net cash of $4.4 million after payoff of the underlying note payable. As a result of the payoff, the Partnership recognized a deferred gain of $2.1 million from the Partnership's 1986 sale of the property.

In February 1997, the Partnership funded a loan to JNC Enterprises, Ltd. ("JNC") in the amount of $2.5 million. In March 1997, the Partnership funded an additional $1.5 million and the loan was modified, increasing the principal balance to $4.0 million. The loan was secured by a 70.87% limited partner interest in a limited partnership which owns 250 acres of undeveloped land in Fort Worth, Texas. The note bore interest at 12% per annum, required quarterly payments of interest only and matured in October 1997. The unpaid principal balance and accrued but unpaid interest were paid at maturity.

In April 1997, the Partnership funded a $1.5 million loan to Highway 544 Partners, L.P. ("Highway Partners"). The loan is secured by a mortgage on approximately 49 acres of undeveloped land in Plano, Texas, a pledge of 100% of the partnership interest and the personal guarantee of the owner of Highway Partner's general partner. The note receivable bears interest at 18% per annum, requires quarterly interest only payments at 12% per annum, with the deferred interest payable annually in April 1998 and 1999, and matures in April 1999.

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.        NOTES RECEIVABLE  (Continued)

In June 1997, the Partnership funded another loan to JNC in the amount of $2.5 million. In July 1997, an additional $1.0 million was funded and the loan was modified, increasing the principal balance to $3.5 million. The loan is secured by 81.99 acres of undeveloped land in Frisco, Texas. The note bears interest at 16.0% per annum, requires monthly payments of interest only and matures in June 1998.

In July 1997, the Partnership funded a $700,000 loan to an individual. The loan is secured by a security interest in an oil, gas and mineral lease in Anderson County, Texas and by a second lien mortgage on a ranch in Henderson County, Texas. The loan bears interest at 12.0% per annum, requires monthly payments of interest only and matures in December 1998. In February 1998, the Partnership funded an additional $40,000 and the loan was modified, increasing the principal balance to $740,000.

Also in July 1997, the Partnership funded a $1.4 million loan to Avex Fund III, Inc. The loan was secured by a mortgage on 14.5 acres of undeveloped land in Las Colinas, Texas. The loan bore interest at 12.0% per annum, required monthly payments of interest only and matured in July 1999. The loan was paid in full in August 1997.

In August 1997, the Partnership funded an $800,000 loan to Frisco Eldorado Partners, L.L.C. The loan is secured by a mortgage on 45 acres of undeveloped land in Frisco, Texas. The loan bears interest at 15.0% per annum, requires monthly payments of interest only and matures in August 1998. $250,000 of the loan balance is guaranteed by the Frisco Economic Development Corporation, a government agency.

Also in August 1997, the Partnership funded a $2.8 million loan to Dallas Parkway Properties, Inc. The loan is secured by a mortgage on an office building in Addison, Texas. The loan bears interest at 14.0% per annum, requires monthly payments of interest only and matures in August 1999. In conjunction with the loan origination, the Partnership obtained financing secured by the note receivable in the amount of $2.0 million. The loan bears interest at 9.4% per annum, requires monthly payments of interest only and matures in August 1999.

In October 1997, the Partnership funded a $1.7 million loan to Preston/Lomo Alto, L.L.C. The loan is secured by a pledge of the limited partnership interests in two partnerships which in turn own two office buildings, one in Dallas and the other in Plano, Texas and the personal guarantee of one of the general partners. The loan bears interest at 12.0% per annum, requires monthly payments of interest only and matures in November 1999.

Also in October 1997, the Partnership funded a $400,000 loan to Stratford & Graham Developers, L.L.C. ("Stratford"). The loan was secured by an assignment of a contract to purchase 1,485 acres of undeveloped land in Riverside County, California and the guarantee of the parent of the borrower. The loan bore interest at 15.0% per annum

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.        NOTES RECEIVABLE  (Continued)

and matured in November 1997. The loan was modified and extended at maturity, increasing the loan balance to $530,000 and extending the maturity date to December 1997. In December 1997, the Partnership funded a new $3.5 million loan to Stratford, a portion of the proceeds being used to payoff the first loan. The new loan is secured by a mortgage on the 1,485 acres of undeveloped land in Riverside County, California. The loan bears interest at 15.0% per annum and matures in July 1999. All principal and interest are due at maturity.

Further in October 1997, the Partnership funded a $240,000 loan to an individual. The loan is secured by a mortgage on a single-family residence in Addison, Texas. The loan bears interest at 10.0% per annum, requires monthly payments of interest only and matures in September 1998.

In December 1997, the Partnership funded a $1.2 million loan to 14875 Landmark, L.L.C. The loan is secured by a pledge of the 48% limited partnership interest in a partnership, which owns an office building in Addison, Texas. The loan is guaranteed by the limited partner. The loan bears interest at 12% per annum, requires monthly payments of interest only, and matures in December 1999.

Also in December 1997, the Partnership funded $455,000 of a $475,000 loan to Tara Summit Square, Inc. The loan is secured by a pledge of 100% of the capital stock of the borrower and a second lien mortgage on a shopping center in Rhode Island. The loan is guaranteed by the sole shareholder of Tara Summit Square, Inc. The loan bears interest at 12.0% per annum, requires monthly payments of interest only and matures in December 1999. The remaining $20,000 was funded in January 1998.

In June 1996, the Partnership funded a $1.5 million loan to JNC, secured by a first mortgage on 67 acres of unimproved land in Collin County, Texas and by a second mortgage on 182 acres of unimproved land in McKinney, Texas. The loan bore interest at 16.0% per annum and matured in June 1997. All principal and accrued but unpaid interest was paid in full at maturity.

In November 1996, the Partnership committed to fund another loan to JNC in the amount of $2.0 million, $1.0 million of which was funded in November 1996 and the remaining $1.0 million was funded in December 1996. The loan was secured by a 73.7% limited partner interest in a partnership which owns 272 acres of undeveloped land in The Colony, Texas. The note bore interest at 16% per annum, required monthly payments of interest only and matured in November 1997. This loan was cross-collateralized with the loan made to JNC in June 1996 and was paid in full in October 1997.

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

NOTE 5.        ALLOWANCE FOR ESTIMATED LOSSES

The allowance for estimated losses was as follows:

                                         1997       1996       1995
                                        ------     ------     ------
     Balance December 31, .........     $1,910     $1,910     $1,910
                                        ======     ======     ======

NOTE 6.        INVESTMENTS IN MARKETABLE EQUITY SECURITIES OF AFFILIATE

The Partnership owns 195,732 shares of ART common stock, which the Partnership acquired in open market purchases in 1990 at an adjusted cost of $269,000. ART is a publicly held real estate investment company. The Partnership considers the ART common stock to be available-for-sale and the shares are therefore carried at fair value (period end market value). The market value of the ART common stock was $2.8 million at December 31, 1997 and $1.3 million at December 31, 1996. See NOTE 1. "ORGANIZATION."

NOTE 7.  NOTES PAYABLE

Notes payable at December 31, 1997 and 1996 are collateralized by land, buildings and improvements and are generally nonrecourse to the partnership. The GCLP mortgage debt, as discussed below, is cross- collateralized and cross-defaulted among the apartment complexes and wraparound note receivable that serve as collateral for such debt. The notes payable outstanding at December 31, 1997 bear interest at stated rates ranging from 7.5% to 13.0% with a weighted average rate of 10.6% and such notes have maturities or call dates ranging from one to 26 years.

In April 1997, the Partnership modified and extended the mortgage secured by the Cross County Mall in Mattoon, Illinois. In conjunction with the modification, the Partnership made a principal reduction payment of $137,500. The modified and extended mortgage bears interest at a variable rate, currently 9.6% per annum, requires monthly payments of principal and interest of $71,262 and has an extended maturity of April 2002.

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

Also in June 1997, the Partnership refinanced the mortgage debt secured by the Regency Apartments in Lincoln, Nebraska in the amount of $3.4 million. The Partnership received net cash of $374,000 after the payoff of $2.5 million in existing mortgage debt, the funding of escrows and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at 7.89% per annum, requires monthly payments of principal and interest of $24,577 and matures in July 2007.

In conjunction with the refinancing of the Pheasant Ridge and Regency Apartments, the Partnership purchased the Federal National Mortgage Association ("FNMA") insured mortgage backed securities issued by the lender to finance the loans. These securities bear interest at 6.84% per annum and mature in July 2007. The Partnership borrowed 97% of the face amount of the securities from FNMA. These financings bear interest at a variable rate, currently 5.68% per annum, require monthly payments of principal and interest, currently $43,791, and mature each 30 days. The effect of these transactions is to lower the effective interest rate on the refinancings to 5.72% for Regency and 5.99% for Pheasant Ridge. The Partnership is subject to the demand by FNMA exposure for additional collateral or credit loss in the event the interest rate associated with the securities increases in a manner that is unfavorable to the Partnership's interest in the security. However, the Partnership intends to either payoff the mortgage or modify the mortgage to increase the interest rate prior to any significant credit loss.

In September 1997, the Partnership obtained mortgage financing in the amount of $15.0 million secured by four previously unencumbered office buildings: 56 Expressway in Oklahoma City, Oklahoma; Executive Court in Memphis, Tennessee; Melrose Business Park in Oklahoma City, Oklahoma; and University Square in Anchorage, Alaska; and by a security interest in NOLP's 99.3% limited partnership interest in GCLP, in the amount of $15.0 million. The Partnership received net cash of $14.7 million after the payment of various closing costs associated with the financing. The mortgage bears interest at a variable rate, currently 9.0% per annum, requires monthly payments of interest only and matures in June 1998.

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

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7.  NOTES PAYABLE (Continued)

In November 1997, the Partnership modified the mortgage debt secured by the Club Mar Apartments in Sarasota, Florida under the Housing and Urban Development ("HUD") Partial Payment of Claim ("PPC") program. Under the PPC program, $736,000 of the original principal balance and $871,000 of accrued but unpaid interest was rolled into a new second lien mortgage. The first mortgage was reduced to $5.2 million, the interest rate was reduced to 8.18% per annum, the monthly payments were reduced to $40,800 and the maturity date of July 2023 remains unchanged. The new second lien mortgage of $1.6 million bears interest at 6.91% per annum, requires monthly payments of 50% of the property's net cash flow as defined and matures in July 2023. In conjunction with the modification, the Partnership funded improvement escrows of $381,000 and paid $345,000 as a principal payment on the second lien mortgage from accumulated cash flow that had been held by the servicer.

In December 1997, the Partnership obtained financing in the amount of $5.0 million secured by six notes receivable with an aggregate principal balance of $9.3 million. The financing bears interest at 13.0% per annum, requires monthly payments of interest only and matures in December 1998.

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

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 7.  NOTES PAYABLE (Continued)

The Partnership holds a wraparound mortgage note receivable secured by a shopping center in La Crosse, Wisconsin. The underlying note payable has matured.

In November 1992, the Partnership transferred the net assets of 52 apartment complexes and a wraparound note receivable to GCLP, which then refinanced such assets with a financial institution through the issuance of a $223.0 million blanket mortgage. GCLP used the refinancing proceeds to pay off the mortgage debt of the 52 properties and the wraparound note receivable.

In conjunction with the refinancing, four escrow accounts were established and GCLP made an initial deposit totaling $3.8 million from the refinancing proceeds. The recurring replacement escrow required monthly deposits of $232,000 to be used for capital repairs, replacements and improvements. The capital replacement escrow required monthly deposits which totaled $1.7 million in 1994. No capital replacement escrow deposits were required in 1995 or 1996. The credit enhancement escrow required monthly deposits (totaling $3.5 million in 1996, $3.3 million in 1995 and $3.0 million in each of 1993 and 1994). In 1996, GCLP replaced the credit enhancement escrow with a $18.5 million letter of credit from a financial institution. The letter of credit was for a term of not less than two years from January 1997. The letter of credit may be drawn upon to pay operating shortfalls of GCLP's properties. The available amount under the letter of credit will be reduced by the amount of each draw on the letter of credit. The Partnership received net cash of $11.3 million from the released credit enhancement escrow, after the payment of various costs associated with the letter of credit. A tax and insurance escrow was also established which requires monthly payments based on projections of real estate taxes and insurance.

Under the blanket mortgage, GCLP was prohibited from further encumbering, financing or selling any of the fifty-two properties or the wraparound note receivable for a five year period which ended November 22, 1997. After such date, GCLP may retire the blanket mortgage in whole or part, with some restrictions.

Scheduled notes payable principal payments are due as follows:

      1998..........................    $  36,546
      1999..........................       20,501
      2000..........................        6,449
      2001..........................        9,175
      2002..........................       13,002
      Thereafter....................      251,157
                                        ---------
                                        $ 336,830
                                        =========

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 8.        PENSION NOTES

In connection with its formation, the Partnership issued $4.7 million of 8% subordinated Pension Notes to certain investors in exchange for their interest in the net assets of certain of the "rolled-up" partnerships. The Pension Notes were issued under an Indenture between the Partnership and Bank of America Texas as successor Trustee. The Pension Notes were unsecured, subordinated obligations of the Partnership and bore interest at the rate of 8% compounded annually. Principal and accrued interest were paid at maturity on September 18, 1997. The 8% stated interest rate on the Pension Notes was different than the assumed market rate at the time of issuance. Such discount was being amortized over the term of the Pension Notes using the interest method. Interest expense of $1,167,000, $1,444,000 and $1,289,000 was recognized on the Pension Notes in 1997, 1996 and 1995, respectively.

NOTE 9.           WARRANTS

Pursuant to the Moorman Settlement Agreement, on February 14, 1992 the Partnership issued warrants to purchase an aggregate of 2,019,579 of its units of limited partner interest. Each warrant entitled the holder thereof to purchase three quarters of one unit at the exercise price equal to $16.00 per unit. The warrants were exercisable for five years from the date of issuance and expired on February 14, 1997. Prior to their expiration a total of 1,631 warrants were exercised for the purchase of 1,226 units. See NOTE 13. "COMMITMENTS AND CONTINGENCIES - Moorman Settlement."

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

Property Management Fees. As compensation for providing property management services to the Partnership's properties, as provided in the Partnership Agreement, the General Partner or an affiliate of the General Partner is to receive a reasonable property management fee. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of the General Partner, provides such property management services for a fee of 5% of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the property-level management services to the Partnership at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) First Equity Properties, Inc. ("First Equity"), which is 50% owned by BCM, (ii) Mr. Phillips and (iii) a trust for the

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 10.          GENERAL PARTNER FEES AND COMPENSATION (Continued)

benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of nine of the Partnership's commercial properties to Carmel Realty, Inc. ("Carmel Realty") which is a company owned by First Equity. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd. Carmel, Ltd. does not perform property management services for GCLP.

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

Fees and cost reimbursement to SAMLP, the General Partner of the Partnership, and its affiliates:

                                              1997       1996       1995
                                             ------     ------     ------
Property and construction
   management fees* ....................     $  826     $  744     $  700
Loan placement fees ....................        332         89        423
Real estate commissions ................        414         --        576
Leasing commissions ....................         96         67         73
Reimbursement of administrative
   expenses ............................      3,659      2,610      3,232
                                             ------     ------     ------
                                             $5,327     $3,510     $5,004
                                             ======     ======     ======

--------------------

* Net of property management fees paid to subcontractors, other than Carmel Realty.

Cost reimbursements to GCMI, the general partner of GCLP:

                                             1997     1996     1995
                                             ----     ----     ----
Reimbursement of administrative
   expenses ............................     $789     $719     $675
                                             ====     ====     ====

NOTE 11.    RENTS UNDER OPERATING LEASES

The Partnership's operations include the leasing of commercial properties (office buildings and shopping centers). The leases thereon

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 11.    RENTS UNDER OPERATING LEASES (Continued)

expire at various dates through 2013. The following is a schedule of minimum future rents on non-cancelable operating leases as of December 31, 1997:

      1998 ...................     $ 9,003
      1999 ...................       6,239
      2000 ...................       4,704
      2001 ...................       3,374
      2002 ...................       2,721
      Thereafter .............      11,662
                                   -------
                                   $37,703
                                   =======

NOTE 12.         INCOME TAXES

The Partnership's partners include their share of partnership income or loss in their respective tax returns and, accordingly, no income taxes have been provided in the accompanying Consolidated Statements of Operations.

In December 1987, Congress passed legislation requiring that partnership losses for certain publicly traded partnerships be suspended for limited partners and carried forward to offset future income or gain from the partnership's operations or gain upon a limited partner's disposition of all units held. Any remaining income will be taxed as portfolio income.

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

The withdrawal of the General Partner would require the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. Under the Moorman Settlement Agreement, payment for such Redeemable General Partner Interest, fees and other compensation may, at the Oversight Committee's option, be paid over a three year period pursuant to a secured promissory note bearing interest at the prime rate and containing commercially reasonable terms and collateral. Under the Moorman Settlement Plan, the purchase price for Redeemable General Partner Interest would be calculated, as of the time SAMLP withdraws as General Partner under the Partnership's governing documents. The Managing General Partner has calculated the Redeemable General Partner Interest at December 31, 1997 to be $49.6 million, and believes there has been no material change in such value since such date. The Partnership would be entitled to offset against any such payment the then outstanding principal balance ($4.2 million at December 31, 1997) plus all accrued but unpaid interest ($7.2 million at December 31, 1997) on the note receivable from SAMLP described in NOTE 1. "ORGANIZATION." In the

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 13.         COMMITMENTS AND CONTINGENCIES (Continued)

Moorman Settlement (Continued)

accompanying Consolidated Financial Statements, the Redeemable General Partner Interest is shown as a reduction of Partners' Equity. The note receivable from the General Partner has been offset against the Redeemable General Partner Interest. The Oversight Committee previously has informed the Partnership that it calculated the amount of such Redeemable General Partner Interest to be less than the amount calculated by the Managing General Partner. When SAMLP withdraws as General Partner of the Partnership, the value of the Redeemable General Partner Interest would depend on the fair value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

On January 27, 1995, National Realty, SAMLP, the Oversight Committee and William
H. Elliott executed an Implementation Agreement which provided for the nomination of an entity controlled by Mr. Elliott as successor general partner and for the resolution of all related matters under the Moorman Settlement Agreement. On February 20, 1996, the parties to the Implementation Agreement executed an Amended and Restated Implementation Agreement.

On September 23, 1996, the Supervising Judge entered an order granting tentative approval of the Amended and Restated Implementation Agreement and the form of notice to be sent to the original class members. On April 7, 1997, the Supervising Judge entered an order amending the September 23, 1996 order, approving the formal notice and setting a hearing on the Implementation Agreement for June 27, 1997. A notice was sent to all class members and unitholders in April 1997 and the hearing was held on June 27, 1997. On September 8, 1997, the Supervising Judge rendered a Statement of Decision in which he declined to approve the Implementation Agreement. As a result of the Statement of Decision, the existing Moorman Settlement Agreement remains in full force and effect and all of the provisions of the Amended and Restated Implementation Agreement have been voided.

On December 15, 1997, National Realty, SAMLP, the oversight committee, Joseph B. Moorman, Invenex and the Moorman Class Counsel executed an Agreement for Establishment of Class Distribution Fund and Election of Successor General Partner (the "Resolution Agreement") which provides for the nomination of an entity affiliated with SAMLP to be the successor general partner of the Partnership, for the establishment of a fund for the benefit of the Moorman Class Members consisting of cash and properties owned by the Partnership and for the resolution of all related matters under the Moorman Settlement Agreement.

The Resolution Agreement was submitted to the Supervising Judge and on February 11, 1998, the Supervising Judge entered an order granting

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 13.         COMMITMENTS AND CONTINGENCIES (Continued)

Moorman Settlement (Continued)

preliminary approval of the Resolution Agreement and scheduled a hearing to be held on April 24, 1998, for consideration of preliminary approval of a business plan for the operation of the entity which will receive the cash and properties and to consider a form of notice to be distributed to the Moorman Class Members describing the Resolution Agreement and the business plan.

Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the unitholders of National Realty for a vote.

Upon approval by the National Realty unitholders, SAMLP shall withdraw as General Partner and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner will be elected and take office during the third quarter of 1998.

SAMLP has agreed to waive its rights under the Moorman Settlement Agreement to receive any payment from the Partnership of the fees it is entitled to receive upon the election of a successor general partner. As of December 31, 1997, such fee was calculated to be $49.6 million.

Upon final approval by the Supervising Judge, the Partnership will transfer $1.9 million in cash and five shopping center properties to the new entity which will be owned by the Moorman Class Members and managed for their benefit by a court approved board. This fund is being established in order to provide additional benefits to the Moorman Class Members.

Upon the election and taking office of the successor general partner and the transfer of the cash and properties to the Class Fund, the Moorman Settlement Plan and the Oversight Committee shall be terminated.

On September 26, 1997, one of the original Moorman litigation defendants, Robert
A. McNeil, filed motions to (i) be installed as receiver for the Partnership and
(ii) disband the Oversight Committee. A hearing on the motions was set for February 5, 1998. However, the Supervising Judge continued the hearing to April 24, 1998.


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

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 14.      QUARTERLY DATA

The following is a tabulation of the Partnership's quarterly results of operations for the years 1997 and 1996 (unaudited).

                                                                 Three Months Ended
                                                 ---------------------------------------------------
1997                                              March 31       June 30   September 30  December 31
----                                             ----------     ---------  ------------  -----------
Revenues ....................................     $ 28,559      $ 28,814      $ 29,797     $ 30,195
Expenses ....................................       28,786        29,080        29,645       29,492
                                                  --------      --------      --------     --------

Income (loss) from operations ...............         (227)         (266)          152          703
Gain on sale of real estate .................           --         3,587         2,067        2,702
                                                  --------      --------      --------     --------

Net income (loss) ...........................     $   (227)     $  3,321      $  2,219     $  3,405
                                                  ========      ========      ========     ========

Earnings per unit
Net income (loss) ...........................     $   (.04)     $    .51      $    .34     $    .54
                                                  ========      ========      ========     ========

In second quarter of 1997, the Partnership sold an office building for a gain of $3.6 million. See "NOTE 3. REAL ESTATE AND DEPRECIATION." In the third quarter of 1997, the Partnership recognized a deferred gain of $2.1 million on the payoff of a note receivable. See NOTE 4. "NOTES RECEIVABLE." In the fourth quarter of 1997, the Partnership sold an apartment complex and a shopping center for gains totaling $2.7 million.
See NOTE 3. "REAL ESTATE AND DEPRECIATION."

                                                              Three Months Ended
                                            ------------------------------------------------------
1996                                         March 31       June 30     September 30   December 31
----                                        ----------     ---------    ------------   -----------
Revenues ...............................     $ 27,760      $ 27,935      $ 28,476      $ 28,510
Expenses ...............................       28,228        28,313        29,149        27,427
                                             --------      --------      --------      --------

Income (loss) from operations ..........         (468)         (378)         (673)        1,083

Gain on sale of real estate ............           --            --            --            61
                                             --------      --------      --------      --------
Net income (loss) ......................     $   (468)     $   (378)     $   (673)     $  1,144
                                             ========      ========      ========      ========

Earnings per unit
Net income (loss) ......................     $   (.07)     $   (.06)     $   (.10)     $    .18
                                             ========      ========      ========      ========

During the fourth quarter of 1996, the Partnership sold three commercial condominiums for a gain of $61,000. See NOTE 3. "REAL ESTATE AND DEPRECIATION." Also during the fourth quarter of 1996, the Partnership received $670,000 in insurance reimbursements which reduced repair and maintenance expenses.

NOTE 15.          SUBSEQUENT EVENTS

In January and February 1998, the Partnership funded a total of $3.3 million of a $3.9 million loan to Centura Tower, Ltd. The loan is secured by a mortgage on
2.244 acres of land in Dallas, Texas. The loan bears interest at 12.0% per annum, requires monthly payments of interest only and matures in January 2003.

                                                                    SCHEDULE III

                              NATIONAL REALTY, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997

                              Initial Cost to Partnership                 Gross Amount Carried at Close of Period (1)
                            ---------------------------------   -------------------------------------------------------

                                                                Cost Capitalized
                                                                  Subsequent to
                                                     Building      Acquisition                       Building
                                                   and Improve- -------------------                and Improve-
     Description            Encumbrances    Land       ments    Improvements   Other       Land       ments       Total
-------------------------   ------------   -------    -------   ------------   ------     ------      -----       -----
                                                                  (dollars in thousands)
APARTMENTS
----------
Alexandria ..............     $ 6,371     $   612     $ 6,778     $ 1,350     $    --     $   612     $ 8,128     $ 8,740
   Decatur, GA
Arlington Place .........       2,671         330       3,275         715          --         330       3,990       4,320
   Pasadena, TX
Barcelona ...............       3,975       1,400       5,600         303          --       1,400       5,903       7,303
   Tampa, FL
Bavarian ................       6,758         547       5,528         257          --         547       5,785       6,332
   Middletown, OH
Bent Tree ...............       4,694       1,047       7,036         646          --       1,047       7,682       8,729
   Addison, TX
Blackhawk ...............       3,408         253       4,081         292          --         253       4,373       4,626
   Ft. Wayne, IN
Bridgestone .............       1,332         169       1,780         192          --         169       1,972       2,141
   Friendswood, TX
Brookview Gardens .......       3,997         385       2,085         338          --         385       2,423       2,808
   Smyrna, GA
Candlelight Square ......       1,891         148       1,928         189          --         145       2,120       2,265
   Lenexa, KS
Chalet I ................       2,889         260       2,994          65          --         260       3,059       3,319
   Topeka, KS
Chalet II ...............       1,137         440       1,322          --          --         440       1,322       1,762
   Topeka, KS
Chateau .................       1,878         130       1,723         126          --         130       1,849       1,979
   Bellevue, NE
Club Mar ................       6,498       1,248       4,993         235          --       1,248       5,228       6,476
   Sarasota, FL
Confederate Point .......       4,035         246       3,736         663          --         246       4,399       4,645
   Jacksonville, FL,
Country Place ...........       1,954         246       3,268          70          --         246       3,338       3,584
   Round Rock, TX
Covered Bridge ..........       4,586         219       3,425         129          --         219       3,554       3,773
   Gainesville, FL
Creekwood ...............       4,610         489       1,955         786          --         489       2,741       3,230
   College Park, GA
Fair Oaks ...............       2,938         470       2,661         174          --         470       2,835       3,305
   Euless, TX
Four Seasons ............       9,617       1,264       8,447         780          --       1,264       9,227      10,491
   Denver, CO
Fox Club ................       6,412         902       7,294         970          --         902       8,264       9,166
   Indianapolis, IN
Foxwood .................       3,366         218       3,188         489          --         218       3,677       3,895
   Memphis, TN
Hidden Valley ...........       4,113         274       3,636         361          --         261       4,010       4,271
   Grand Rapids, MI
Horizon East ............       1,450         592       2,628         482          --         592       3,110       3,702
   Dallas, TX


                                                                 Life on
                                                                  Which
                                              Date             Depreciation
                                               of               in Latest
                                               Con-             Statement
                            Accumulated      struct-   Date    of Operation
     Description            Depreciation      tion   Acquired  is Computed
-------------------------   ------------      -----  --------  -----------
APARTMENTS
----------
Alexandria ..............      $ 5,338        1973     09/77  7 - 40 years
   Decatur, GA
Arlington Place .........        2,808        1973     11/76  7 - 40 years
   Pasadena, TX
Barcelona ...............        1,144        1971     09/90  7 - 40 years
   Tampa, FL
Bavarian ................        2,832        1972     01/84  5 - 40 years
   Middletown, OH
Bent Tree ...............        4,316        1980     06/80  7 - 40 years
   Addison, TX
Blackhawk ...............        2,875        1972     12/78  7 - 40 years
   Ft. Wayne, IN
Bridgestone .............        1,079        1979     06/82  7 - 40 years
   Friendswood, TX
Brookview Gardens .......        1,667        1964     12/77  5 - 40 years
   Smyrna, GA
Candlelight Square ......        1,366        1971     11/77  7 - 40 years
   Lenexa, KS
Chalet I ................        1,691        1964/    04/82  7 - 40 years
   Topeka, KS ...........                    74/78
Chalet II ...............           91        1986     03/95  7 - 40 years
   Topeka, KS
Chateau .................        1,034        1968     02/81  7 - 40 years
   Bellevue, NE
Club Mar ................          604        1973     07/93  7 - 40 years
   Sarasota, FL
Confederate Point .......        2,859        1969     05/79  7 - 40 years
   Jacksonville, FL,
Country Place ...........        1,780        1980     07/82  7 - 40 years
   Round Rock, TX
Covered Bridge ..........        2,841        1972     10/79  7 - 40 years
   Gainesville, FL
Creekwood ...............          911        1973     04/90  7 - 40 years
   College Park, GA
Fair Oaks ...............          677        1978     07/89  7 - 40 years
   Euless, TX
Four Seasons ............        4,035        1970     07/84  7 - 40 years
   Denver, CO
Fox Club ................        4,009        1972     11/83  7 - 40 years
   Indianapolis, IN
Foxwood .................        2,386        1974     08/79  7 - 40 years
   Memphis, TN
Hidden Valley ...........        2,226        1973     07/81  7 - 40 years
   Grand Rapids, MI
Horizon East ............        2,142        1972     05/78  7 - 40 years
   Dallas, TX

                                                                    SCHEDULE III
                               NATIONAL REALTY, L.P.                 (Continued)
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997


                                 Initial Cost to Partnership               Gross Amount Carried at Close of Period (1)
                             ---------------------------------- ----------------------------------------------------------

                                                                  Cost Capitalized
                                                                    Subsequent to
                                                      Building       Acquisition                        Building
                                                   and Improve- -------------------                   and Improve-
       Description           Encumbrances     Land     ments    Improvements   Other           Land       ments       Total
-------------------------    ------------    ------    -----    ------------   -----           ----       -----       -----
                                                                    (dollars in thousands)
APARTMENTS - Continued
----------
Kimberly Woods ..........     $ 3,134     $   571     $ 3,802     $ 1,053     $    --         $   571     $ 4,855     $ 5,426
   Tucson, AZ
La Mirada ...............       5,374         392       5,454       1,419          --             392       6,873       7,265
   Jacksonville, FL
Lake Nora Arms ..........       9,721         737      10,774         769          --             737      11,543      12,280
   Indianapolis, IN
Lakewood Park ...........       2,976         800       3,200         148          --             800       3,348       4,148
   St. Petersburg, FL
Lantern Ridge ...........       1,454         130       1,721          66          --             177       1,740       1,917
   Richmond, VA
Mallard Lake ............       7,945         534       7,099         768          --             534       7,867       8,401
   Greensboro, NC
Manchester Commons ......       4,824         635       4,654       1,095          --             635       5,749       6,384
   Manchester, MO
Mesa Court ..............       1,713         492       1,968         194          --             492       2,162       2,654
   Mesa, AZ
Mesa Ridge ..............       2,289         955       3,820         357          --             955       4,177       5,132
   Mesa, AZ
Nora Pines ..............       5,974         221       3,872         420          --             221       4,292       4,513
   Indianapolis, IN
Oak Hollow ..............       7,333         745       6,118         765          --             745       6,883       7,628
   Austin, TX
Oakmont .................       2,817         251       1,423          87        (100)            251       1,410       1,661
   Monroe, LA
Oak Tree ................       2,152         304       3,543         246          --             304       3,789       4,093
   Grandview, MO
Olde Towne ..............       3,538         209       3,272         389          --             209       3,661       3,870
   Middletown, OH
Pheasant Ridge ..........       5,729         231       4,682         998          --             231       5,680       5,911
   Bellevue, NE
Pines ...................       2,584         278       3,490         276          --             278       3,766       4,044
   Little Rock, AR
Place One ...............       4,980         784       5,186         927          --             784       6,113       6,897
   Tulsa, OK
Quail Point .............       2,136         184       2,716         249          --             184       2,965       3,149
   Huntsville, AL
Regency .................       3,373         304       1,865         412          --             304       2,277       2,581
   Lincoln, NE
Regency Falls ...........       2,570         888       7,261       1,471        (100)(3)         888       8,632       9,520
   San Antonio, TX
River Glen ..............       3,073         683       4,871         848          --             683       5,719       6,402
   Tulsa, OK
Rockborough .............       5,711         702       4,495         905          --             702       5,400       6,102
   Denver, CO
Royal Oaks ..............       2,670         738       5,348         956          --             738       6,304       7,042
   Stone Mountain, GA


                                                                     Life on
                                                                      Which
                                                 Date              Depreciation
                                                  of                in Latest
                                                 Con-               Statement
                                Accumulated     struct-   Date     of Operation
       Description              Depreciation     tion   Acquired   is Computed
-------------------------       ------------     ----   --------   -----------
APARTMENTS - Continued
----------
Kimberly Woods ..........         $ 3,384        1973     12/77  7 - 40 years
   Tucson, AZ
La Mirada ...............           4,427        1971     01/79  7 - 40 years
   Jacksonville, FL
Lake Nora Arms ..........           7,644        1973     06/78  7 - 40 years
   Indianapolis, IN
Lakewood Park ...........             583        1976     12/90  7 - 40 years
   St. Petersburg, FL
Lantern Ridge ...........           1,414        1974     03/79  7 - 40 years
   Richmond, VA
Mallard Lake ............           4,900        1974     05/79  7 - 40 years
   Greensboro, NC
Manchester Commons ......           3,745        1972     06/78  7 - 40 years
   Manchester, MO
Mesa Court ..............             444        1972     05/90  7 - 40 years
   Mesa, AZ
Mesa Ridge ..............             857        1972     05/90  7 - 40 years
   Mesa, AZ
Nora Pines ..............           2,826        1970     05/78  5 - 40 years
   Indianapolis, IN
Oak Hollow ..............           4,535        1974     05/78  7 - 40 years
   Austin, TX
Oakmont .................             323        1974     06/89  7 - 40 years
   Monroe, LA
Oak Tree ................           1,839        1968     03/82  7 - 40 years
   Grandview, MO
Olde Towne ..............           2,103        1968     03/81  7 - 40 years
   Middletown, OH
Pheasant Ridge ..........           3,357        1974     10/78  5 - 40 years
   Bellevue, NE
Pines ...................           2,414        1977     11/77  7 - 40 years
   Little Rock, AR
Place One ...............           4,390        1970     04/77  7 - 40 years
   Tulsa, OK
Quail Point .............           2,124        1960     08/75  7 - 40 years
   Huntsville, AL
Regency .................           1,069        1973     05/82  7 - 40 years
   Lincoln, NE
Regency Falls ...........           5,933        1974     11/78  7 - 40 years
   San Antonio, TX
River Glen ..............           3,710        1974     11/77  7 - 40 years
   Tulsa, OK
Rockborough .............           3,480        1973     01/78  7 - 40 years
   Denver, CO
Royal Oaks ..............           4,345        1973     12/77  7 - 40 years
   Stone Mountain, GA

                                                                    SCHEDULE III
                              NATIONAL REALTY, L.P.                  (Continued)
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997


                                  Initial Cost to Partnership            Gross Amount Carried at close of Period (1)
                               ----------------------------------  -------------------------------------------------------------

                                                                     Cost Capitalized
                                                                       Subsequent to
                                                         Building       Acquisition                         Building
                                                      and Improve- --------------------                   and Improve-
        Description            Encumbrances    Land       ments    Improvements   Other           Land         ments       Total
----------------------------   ------------    ----       -----    ------------   -----           ----         -----       -----
                                                                      (dollars in thousands)
APARTMENTS - Continued
----------
Santa Fe ...................     $ 2,764     $   529     $ 5,351     $   214     $    --         $   529       $ 5,565     $ 6,094
   Kansas City, MO
Shadowood ..................       3,623         477       3,208         207          --             477         3,415       3,892
   Addison, TX
Sherwood Glen ..............       3,884         352       2,550         518          --             352         3,068       3,420
   Urbandale, IA
Skipper's Pond .............       2,613         360       3,123         128          --             339         3,272       3,611
   Tampa, FL
Stonebridge ................       1,704         193       2,076         247          --             193         2,323       2,516
   Florissant, MO
Summerwind .................       5,052         493       2,990         138          --             493         3,128       3,621
   Reseda, CA
Sun Hollow .................       3,818         385       4,159          75          --             385         4,234       4,619
   El Paso, TX
Tanglewood .................      16,894       5,682      18,340       3,723          --           5,682        22,063      27,745
   Arlington Heights, IL
Timber Creek ...............       4,865         154       2,327         673          --             154         3,000       3,154
   Omaha, NE
Towne Oaks .................       2,638         188       3,576         202          --             188         3,778       3,966
   Monroe, LA
Villa Del Mar ..............       2,495         387       3,134         116          --             387         3,250       3,637
   Wichita, KS
Villas .....................       3,275         516       3,948         607          --             516         4,555       5,071
   Plano, TX
Whispering Pines ...........       2,324         311       1,255         163          --             311         1,418       1,729
   Canoga Park, CA
Whispering Pines ...........       4,859         228       4,330       1,003          --             228         5,333       5,561
   Topeka, KS
Windridge ..................       7,218         711       5,812       1,665          --             711         7,477       8,188
   Austin, TX
Windtree I & II ............       5,065         460       2,739         181          --             460         2,920       3,380
   Reseda, CA
Wisperwood .................       2,128         237       1,964         431          --             258         2,374       2,632
   Tampa, FL
Woodlake ...................       4,315         585       5,848       1,029          --             585         6,877       7,462
   Carrollton, TX
Woodsong II ................       1,385         322       3,705         340          --             322         4,045       4,367
   Smyrna, GA
Woodstock ..................       3,065         888       5,193         417          --             888         5,610       6,498
   Dallas, TX

OFFICE BUILDINGS
----------------
56 Expressway ..............          --(4)      406       3,976         570      (2,386)(3)         406         2,160       2,566
   Oklahoma City, OK
Executive Court ............          --(4)      271       2,099         673          --             271         2,772       3,043
   Memphis, TN
Marina Playa ...............       8,092       1,237       4,339       5,108          --           1,237         9,447      10,684
   Santa Clara, CA
Melrose Business Park ......          --(4)      367       2,674         167      (1,000)(3)         367         1,841       2,208
   Oklahoma City, OK
University Square ..........          --(4)      562       3,276         186      (1,875)(3)         562         1,587       2,149
   Anchorage, AK


                                                                     Life on
                                                                     Which
                                                  Date             Depreciation
                                                   of              in Latest
                                                  Con-             Statement
                               Accumulated       struct-   Date    of Operation
        Description            Depreciation       tion   Acquired  is Computed
----------------------------   ------------       ----   --------  -----------
APARTMENTS - Continued
----------
Santa Fe ...................       $ 2,869        1964/    04/83  7 - 40 years
   Kansas City, MO                                67
Shadowood ..................         2,096        1976     02/79  7 - 40 years
   Addison, TX
Sherwood Glen ..............         2,217        1970     12/77  7 - 40 years
   Urbandale, IA
Skipper's Pond .............         2,350        1971     07/76  7 - 40 years
   Tampa, FL
Stonebridge ................         1,499        1975     10/77  7 - 40 years
   Florissant, MO
Summerwind .................         2,359        1976     02/77  7 - 40 years
   Reseda, CA
Sun Hollow .................         2,507        1977     09/79  7 - 40 years
   El Paso, TX
Tanglewood .................        14,546        1974     03/78  7 - 40 years
   Arlington Heights, IL
Timber Creek ...............         2,065        1974     10/78  5 - 40 years
   Omaha, NE
Towne Oaks .................         2,023        1974     07/82  7 - 40 years
   Monroe, LA
Villa Del Mar ..............         1,808        1971     10/81  7 - 40 years
   Wichita, KS
Villas .....................         2,734        1977     04/79  7 - 40 years
   Plano, TX
Whispering Pines ...........           170        1977     12/93  7 - 40 years
   Canoga Park, CA
Whispering Pines ...........         3,297        1972     02/78  7 - 40 years
   Topeka, KS
Windridge ..................         5,140        1974     09/78  7 - 40 years
   Austin, TX
Windtree I & II ............         2,122        1976     11/76  7 - 40 years
   Reseda, CA
Wisperwood .................         1,701        1975     07/76  7 - 40 years
   Tampa, FL
Woodlake ...................         3,916        1979     08/78  7 - 40 years
   Carrollton, TX
Woodsong II ................         3,144        1975     08/80  7 - 40 years
   Smyrna, GA
Woodstock ..................         3,409        1977     12/78  7 - 40 years
   Dallas, TX

OFFICE BUILDINGS
----------------
56 Expressway ..............         1,916        1981     03/82  7 - 40 years
   Oklahoma City, OK
Executive Court ............         1,553        1980     09/82  5 - 40 years
   Memphis, TN
Marina Playa ...............         5,921        1972     12/76  5 - 40 years
   Santa Clara, CA
Melrose Business Park ......         1,323        1980     03/82  5 - 40 years
   Oklahoma City, OK
University Square ..........         1,386        1981     12/81  5 - 40 years
   Anchorage, AK

                                                                    SCHEDULE III
                                                                     (Continued)
                              NATIONAL REALTY, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997


                                Initial Cost to Partnership                Gross Amount Carried at close of Period (1)
                           --------------------------------------  ----------------------------------------------------------

                                                                    Cost Capitalized
                                                                     Subsequent to
                                                       Building        Acquisition                        Building
                                                     and Improve-  --------------------                 and Improve-
     Description           Encumbrances    Land         ments      Improvements   Other       Land         ments        Total
-----------------------    ------------    ----         -----      ------------   -----       ----         ------       -----
                                                          (dollars in thousands)
SHOPPING CENTERS
----------------
Countryside Plaza .....     $  1,983     $    843     $  3,179     $    715     $     --     $    843     $  3,894     $  4,737
   Clearwater, FL
Cross County Mall .....        7,223          608        6,468        5,903           --          608       12,371       12,979
   Mattoon, IL
Cullman ...............          617          400        1,830          132           --          400        1,962        2,362
   Cullman, AL
Harbor Plaza ..........        1,803          817        2,587          380           --          821        2,963        3,784
   Aurora, CO
Katella Plaza .........        1,309           --        2,844          504           --           --        3,348        3,348
   Orange, CA
Regency Point .........        2,253          647        5,156        2,388           --        1,792        6,399        8,191
   Jacksonville, FL
Southern Palms ........        8,606        4,226       17,757        1,682           --        4,285       19,380       23,665
   Tempe, AZ
Westwood ..............          564           --        5,424        1,030           --           --        6,454        6,454
                            --------     --------     --------     --------     --------     --------     --------     --------
   Tallahassee, FL
                            $301,084     $ 47,499     $337,232     $ 55,945     $(5,461)     $ 48,738     $386,477     $435,215
                            ========     ========     ========     ========     ========     ========     ========     ========

                                                                    Life on
                                                                      Which
                                                Date              Depreciation
                                                 of                 in Latest
                                                Con-                Statement
                             Accumulated       struct-   Date     of Operation
     Description            Depreciation        tion   Acquired   is Computed
-----------------------     ------------        ----   --------   -----------
SHOPPING CENTERS
----------------
Countryside Plaza .....        $  1,912         1978     05/85  7 - 40 years
   Clearwater, FL
Cross County Mall .....           7,211         1971     08/79  5 - 40 years
   Mattoon, IL
Cullman ...............           1,161         1979     02/79  7 - 40 years
   Cullman, AL
Harbor Plaza ..........           1,703         1979     09/81  7 - 40 years
   Aurora, CO
Katella Plaza .........           2,124         1971     12/80  7 - 40 years
   Orange, CA
Regency Point .........           2,513         1982     06/84  5 - 40 years
   Jacksonville, FL
Southern Palms ........           9,759         1981     03/83  5 - 40 years
   Tempe, AZ
Westwood ..............           2,780         1980     10/83  5 - 40 years
                               --------
   Tallahassee, FL
                               $223,791
                               ========




----------------------

(1) The aggregate cost for financial statement purposes approximates that for federal tax purposes.

(2) Does not include discounts and mortgages payable totaling $13,781 on real estate which has been sold but for which the Partnership remains liable on the underlying mortgage note.

(3)  Write-down of property to estimated net realizable value.

(4) Cross-collateralized securing a $15.0 million loan. Additional security of the Partnership's interest in GCLP.

                                                                    SCHEDULE III
                                                                     (Continued)

                              NATIONAL REALTY, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                     1997            1996          1995
                                                  ---------      ---------     ---------
                                                         (dollars in thousands)
Reconciliation of Real Estate

Balance at January 1 ........................     $ 447,968      $ 442,439     $ 451,572


    Acquisitions and improvements ...........         5,004          5,529         5,705
    Sales ...................................       (17,757)            --       (14,838)
                                                  ---------      ---------     ---------


Balance at December 31, .....................     $ 435,215      $ 447,968     $ 442,439
                                                  =========      =========     =========


Reconciliation of Accumulated
    Depreciation

Balance at January 1, .......................     $ 223,204      $ 212,957     $ 210,037


    Depreciation ............................        10,338         10,247        10,268
    Sales ...................................        (9,751)            --        (7,348)
                                                  ---------      ---------     ---------


Balance at December 31, .....................     $ 223,791      $ 223,204     $ 212,957
                                                  =========      =========     =========

                                                                    SCHEDULE IV
                            NATIONAL REALTY, L.P.
                        MORTGAGE LOANS ON REAL ESTATE
                              December 31, 1997

                                                        Final
                                            Interest   Maturity
    Description                               Rate       Date                Periodic Payment Terms
-------------------                         --------   --------    ---------------------------------------------
FIRST MORTGAGE LOAN

Dallas Parkway Properties, Inc.........      14.00%     08/99     Monthly interest only.
Secured by an office building
in Addison, TX.

Frisco Eldorado Partners, L.L.C........      15.00%     07/98     Monthly interest only.
Secured by 92.637 acres of
undeveloped land in Frisco, TX.

Highway 544 Partners, L.P..............      18.00%     04/99     Quarterly interest only at 12% per annum, with
Secured by 49 acres of undeveloped                                deferred interest paid annually in April.
land in Plano, TX, a pledge of 100%
of the partnership interest and the
personal guarantee of the owner
of Highway Partner's general partner.

Hunt...................................      10.00%     09/98     Monthly interest only.
Secured by residential property
in Addison, TX.

JNC Enterprises, Ltd...................      16.00%     06/98     Monthly interest only.
Secured by 81.99 acres of unimproved
land in Frisco, TX.

Stratford & Graham Developers, L.L.C...      15.00%    07/99      All principal and interest due at maturity
Secured by 1,485 acres of undeveloped                             or upon sale.
land in Riverside County, CA.

WRAPAROUND MORTGAGE LOANS

Warner Creek...........................       9.50%     11/02     Monthly interest only at pay rates ranging from
Secured by apartments in                                          6.9% to 10.5%.  Prepayment with 30 days notice,
Woodland Hills, CA.                                               penalty of 3.00%.

Bridgeview.............................       9.00%     02/00     Monthly interest only.  May prepay up to 25%
Secured by shopping center in                  to                 of the wrap equity upon 60 days written notice
La Crosse, WI.                                9.50%               without penalty.

OTHER

14875 Landmark.........................      12.00%     12/99     Monthly interest only.
Secured by a pledge of partnership
interest in Landmark which owns
commercial real estate in Addison, TX.



                                                                                                           Principal Amount of
                                                                                Carrying Amounts             Loans Subject to
                                             Prior        Face Amount           of Mortgage Net            Delinquent Principal
    Description                              Liens        of Mortgage            of Discount(1)                 or Interest
-------------------                         --------      -----------           ----------------           --------------------
                                                      (dollars in thousands)

FIRST MORTGAGE LOAN

Dallas Parkway Properties, Inc.........     $ 1,965       $   2,800                $    2,800                    $      --
Secured by an office building
in Addison, TX.

Frisco Eldorado Partners, L.L.C........          --(2)          800                       800                           --
Secured by 92.637 acres of
undeveloped land in Frisco, TX.

Highway 544 Partners, L.P..............          --(2)        1,500                     1,450                           --
Secured by 49 acres of undeveloped
land in Plano, TX, a pledge of 100%
of the partnership interest and the
personal guarantee of the owner
of Highway Partner's general partner.

Hunt...................................          --             240                       240                           --
Secured by residential property
in Addison, TX.

JNC Enterprises, Ltd...................          --(2)        3,500                     3,500                           --
Secured by 81.99 acres of unimproved
land in Frisco, TX.

Stratford & Graham Developers, L.L.C...          --           3,450                     3,450                           --
Secured by 1,485 acres of undeveloped
land in Riverside County, CA.

WRAPAROUND MORTGAGE LOANS

Warner Creek...........................      11,309          17,503                    17,450                           --
Secured by apartments in
Woodland Hills, CA.

Bridgeview.............................       2,472           5,500                     5,391                           --
Secured by shopping center in
La Crosse, WI.

OTHER

14875 Landmark.........................          --(2)        1,152                     1,152                           --
Secured by a pledge of partnership
interest in Landmark which owns
commercial real estate in Addison, TX.


                                                                   SCHEDULE IV
                                                                   (Continued)

                             NATIONAL REALTY, L.P.
                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1997


                                                                  Final
                                                    Interest     Maturity
    Description                                       Rate         Date                    Periodic Payment Terms
-------------------                                 --------     --------      ---------------------------------------------
Other - Continued

Bordeaux Investments........................          14.00%      01/99        Monthly interest only at 12%, with deferred
Secured by (i) a 100% limited partnership                                      interest paid annually in December.
interest in Bordeaux, which owns a
shopping center in Oklahoma City, OK;
(ii) 100% of the stock of Bordeaux
Investments One, Inc., which owns
6.5 acres of undeveloped land in
Oklahoma City, OK; and (iii) the personal
guarantees of the Bordeaux partners.

Preston/Lomo Alto, L.L.C....................          12.00%      11/99        Monthly interest only.
Secured by a pledge of partnership
interests in two partnerships which own
commercial property in Dallas and Plano, TX.

Tara Summit Square, Inc.....................          12.00%      08/98        Monthly interest only.
Secured by a pledge of stock and a second
lien on a shopping center in Rhode Island.

Ward........................................          12.00%      12/98        Monthly interest only.
Secured by a first lien on an oil, gas and
mineral lease in Anderson County, TX
and by a second lien on a ranch in
Henderson County, TX.

Interest receivable

Deferred gains

Allowance for estimated losses


---------------------------

(1) The aggregate cost for financial statement purposes approximates that for federal tax purposes.
(2) Cross-collateralized securing a $5.0 million note payable.



                                                                                                               Principal Amount of
                                                                                           Carrying Amounts      Loans Subject to
                                                                   Prior     Face Amount   of Mortgage Net    Delinquent Principal
    Description                                                    Liens     of Mortgage    of Discount(1)         or Interest
-------------------                                               -------    -----------    ----------------  --------------------
                                                                                      (dollars in thousands)
Other - Continued

Bordeaux Investments........................                      $    --     $  1,274        $   1,274                $   --
Secured by (i) a 100% limited partnership
interest in Bordeaux, which owns a
shopping center in Oklahoma City, OK;
(ii) 100% of the stock of Bordeaux
Investments One, Inc., which owns
6.5 acres of undeveloped land in
Oklahoma City, OK; and (iii) the personal
guarantees of the Bordeaux partners.

Preston/Lomo Alto, L.L.C....................                           --(2)     1,656            1,656                    --
Secured by a pledge of partnership
interests in two partnerships which own
commercial property in Dallas and Plano, TX.

Tara Summit Square, Inc.....................                           --          475              455                    --
Secured by a pledge of stock and a second
lien on a shopping center in Rhode Island.

Ward........................................                           --(2)       700              700                    --
Secured by a first lien on an oil, gas and
mineral lease in Anderson County, TX
and by a second lien on a ranch in
Henderson County, TX.                                             -------      -------         --------                --------
                                                                  $15,746      $40,500           40,318                $
                                                                  =======      =======         ========                ========
Interest receivable                                                                                 255

Deferred gains                                                                                  <13,720>

Allowance for estimated losses                                                                   <1,910>
                                                                                               --------
                                                                                               $ 24,943
                                                                                               ========

--------------------

(1) The aggregate cost for financial statement purposes approximates that for federal tax purposes.
(2) Cross-collateralized securing a $5.0 million note payable.

                                                                     SCHEDULE IV
                                                                     (Continued)

                              NATIONAL REALTY, L.P.
                          MORTGAGE LOANS ON REAL ESTATE

                                                    1997          1996          1995
                                                  --------      --------      --------
                                                        (dollars in thousands)
Balance at January 1, .......................     $ 30,908      $ 27,863      $ 29,525


Additions
    Amortization of discount ................           34            45            45
    Acquisition and settlement
        of notes receivable .................           --            --         2,268
    Funding of notes receivable .............       22,898         3,500            --


Deductions

    Collection of principal .................      (13,522)         (500)       (3,975)
                                                  --------      --------      --------


Balance at December 31, .....................     $ 40,318      $ 30,908      $ 27,863
                                                  ========      ========      ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


               -----------------------------------------------


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





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)


GENE E. PHILLIPS: Age 60, General Partner (since 1987) of SAMLP; and Chairman of the Board, Director and Chief Executive Officer (March 1989 to May 1996) of SAMI, the Managing General Partner of SAMLP and a company owned by BCM.

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


RANDALL M. PAULSON: Age 51, President and Director (since August 1995) and Executive Vice President (January 1995 to August 1995) of SAMI.

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





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)

KARL L. BLAHA: Age 50, Executive Vice President - Commercial Asset Management (since July 1997) of SAMI.

         Executive Vice President- Commercial Asset Management (since July
         1997), Executive Vice President and Director of Commercial Management (April 1992 to August 1995) of BCM, CMET, IORI and TCI; Director (since June 1996), President (since October 1993) and Executive Vice President and Director of Commercial Management (April 1992 to October
         1993) of ART; Executive Vice President (October 1992 to July 1997) of Carmel Realty, Inc. ("Carmel Realty"), a company owned by First Equity Properties, Inc. ("First Equity"), a company 50% owned by BCM; Director and President (since 1996) of First Equity; Executive Vice President and Director of Commercial Management (April 1992 to February 1994) of NIRT and VPT; Partner - Director of National Real Estate Operations of First Winthrop Corporation (August 1988 to March
         1992); Corporate Vice President of Southmark Corporation ("Southmark") (April 1984 to August 1988); and President of Southmark Commercial Management (March 1986 to August 1988).

BRUCE A. ENDENDYK:  Age 49, Executive Vice President (since January 1995) of
SAMI.

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

THOMAS A. HOLLAND: Age 55, Executive Vice President and Chief Financial Officer (since August 1995) and Senior Vice President and Chief Accounting Officer (July 1990 to August 1995) of SAMI.

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

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the directors and executive officers of the Partnership's Managing General Partner, and any persons holding more than 10% of the Partnership's units of limited partner interest are required to report their ownership of the Partnership's units and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Partnership is required to report any failure to file by these dates during 1997. All of these filing requirements were satisfied by the directors and executive officers of the Partnership's Managing General Partner and 10% holders. In making these statements, the Partnership has relied on the written representations of the directors and executive officers of the Partnership's Managing General Partner and its ten percent holders and copies of the reports that they have filed with the Commission.

Administrative Agent. BCM, of which Mr. Phillips served as Chief Executive Officer until September 1, 1992, and of which Mr. Paulson serves as President, performs certain administrative functions such as accounting services, mortgage servicing and real estate portfolio review and analysis for the Partnership on a cost reimbursement basis.

Affiliates of BCM perform property management, loan placement, leasing and real estate brokerage and acquisition services, and may perform other services, for the Partnership for fees and commissions. BCM's principal business activity is the providing of advisory services for real estate companies. See
ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

The directors and principal officers of BCM are set forth below.

MICKEY N. PHILLIPS:                   Director

RYAN T. PHILLIPS:                     Director

RANDALL M. PAULSON:                   President

KARL L. BLAHA:                        Executive Vice President - Commercial
                                      Asset Management

BRUCE A. ENDENDYK:                    Executive Vice President

THOMAS A. HOLLAND:                    Executive Vice President and Chief
                                      Financial Officer

A. CAL ROSSI, JR.:                    Executive Vice President

COOPER B. STUART:                     Executive Vice President

CLIFFORD C. TOWNS, JR.:               Executive Vice President - Finance

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)

DAN S. ALLRED:                        Senior Vice President - Land Development

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

The principal occupations and relevant affiliations of the Oversight Committee members, as furnished to the Partnership by such members, are as follows:

KENNETH R. KELLY:  Age 51, member (since July 1990), Chairman (since January
1995) and Secretary (since July 1990) of the Oversight Committee.

   Attorney in private practice in Auburn, California. Mr. Kelly has been involved in the real estate investment business throughout the United States for the past twenty years. Mr. Kelly is a member of the State Bar of California.

RONALD T. BAKER: Age 50, member (since July 1990) and Chairman (July 1990 to January 1995) of the Oversight Committee.

   President of Invenex (formerly known as Partnership Securities Exchange, Inc.) ("Invenex") , a company engaged in the manufacture of motorcycle accessories. Invenex was one of the initial plaintiffs in the Moorman action discussed in ITEM 3. "LEGAL PROCEEDINGS - Moorman Settlement."

   Mr. Baker filed for bankruptcy protection on April 1, 1996. The case was dismissed in 1997.

JOSEPH S. RADOVSKY:  Age 54, member (since July 1992) of the Oversight
Committee.

   Partner with Greene Radovsky Maloney and Share LLP, a law firm in San Francisco, California.

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

The Partnership Agreement provides that the Fairness Committee shall consist of two or more natural persons, none of whom shall be affiliates (as defined in the Partnership Agreement) of the General Partner except as directors of the Managing General Partner. Raymond V. J. Schrag and Willie K. Davis resigned from the Fairness Committee in February 1995 and August 1995, respectively.

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

The Moorman Settlement Agreement provides that effective May 1, 1990 the Partnership's future reimbursement of any salaries which may be paid to Messrs. Phillips and Friedman shall be limited to an aggregate of $500,000 per year, for any such reimbursement of salaries to be deferred until such time as a Target, as defined in the Moorman Settlement Agreement, may be met and, if SAMLP resigns as General Partner during the pendency of the Moorman Settlement Plan, for the waiver of any reimbursement of salary so deferred. Accordingly, no reimbursement for the salaries of Messrs. Phillips and Friedman was charged to or paid by the Partnership in the period January 1, 1991 through December 31, 1997. Mr. Friedman resigned as a general partner of SAMLP on March 4, 1994.

Mr. Phillips may indirectly benefit from other payments made by the Partnership to certain related parties.

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)


Mr. Reidler received $4,000 in 1997 for serving on the Partnership's Audit Committee. Messrs. Kelly, Baker and Radovsky each received $50,000 in 1997 for serving on the Oversight Committee. See ITEM 10. "GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER."

Pursuant to the Resolution Agreement, Invenex, of which Mr. Baker is a principal, will receive $15,000 per month from December 1997 until the earlier of the date the properties are transferred to the class entity or the Resolution Agreement is terminated. The Partnership shall also reimburse Invenex for its reasonable costs and expenses incurred in negotiating and completing the transaction contemplated under the Resolution Agreement, conducting due diligence, inspecting properties and retaining experts.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

Performance Graph

The following performance graph compares the cumulative total unitholder return on the Partnership's units of limited partner interest with the Dow Jones Market Index ("DJ Market Index") and the Dow Jones Real Estate Index ("DJ Real Estate Index"). The comparison assumes that $100 was invested on December 31, 1992 in the Partnership's units of limited partner interest and in each of the indices and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.





                                  1992           1993            1994           1995           1996           1997
  THE PARTNERSHIP                 100.00          126.47          161.10          200.33       253.43          477.92

  DJ EQUITY MARKET
   INDEX                          100.00          109.95          110.76          152.49       187.63          251.34

  DJ REAL ESTATE
   INDEX                          100.00          117.07          111.35          137.60       184.73          220.96

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of National Realty's units of limited partner interest, both beneficially and of record, both individually and in the aggregate, for those persons known by National Realty to be beneficial owners of more than 5% of its units of limited partner interest, as of the close of business on March 6, 1998.


                                    Amount and Nature
    Name and Address of               of Beneficial          Percent of
     Beneficial Owner                   Ownership             Class (1)
---------------------------         -----------------         ----------
American Realty Trust, Inc.            3,441,169                54.4%
10670 N. Central Expressway
Suite 300
Dallas, Texas 75231
---------------------------

(1) Percentage is based upon 6,323,437 units of limited partner interest outstanding at March 6, 1998.

Security Ownership of Management. The following table sets forth the ownership of National Realty's units of limited partner interest, both beneficially and of record, both individually and in the aggregate, by SAMLP, the general partners of SAMLP, and the executive officers and directors of SAMI, as of the close of business on March 6, 1998.

                                                            Percent of
  Name of Beneficial Owner          Number of Units         Units (1)
-----------------------------       ---------------         ----------
SAMLP, the general                   3,731,444 (2)            59.0%
partners of SAMLP, and
the executive officers
and directors of SAMI
as a group (4 individuals)

-----------------------------

(1) Percentage is based upon 6,323,437 units of limited partner interest outstanding as of March 6, 1998.

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

On July 18, 1989, Messrs. Phillips and Friedman each assigned .05% of their general partner interest in SAMLP to SAMI, a company of which Mr. Phillips served as a director, Chairman of the Board and Chief Executive Officer until May 15, 1996, and of which BCM is the sole shareholder. On March 4, 1994, Mr. Friedman resigned as a general partner of SAMLP. As a result, Mr. Phillips and SAMI are the general partners of SAMLP, Mr. Phillips with a combined 1.95% general and limited partner interest and SAMI with .10% general partner interest. Mr. Friedman's 1.95% interest in SAMLP is now a limited partner interest. SAMI was appointed Managing General Partner of SAMLP on June 18, 1990. Karl L. Blaha, Executive Vice President - Commercial Asset Management of SAMI, was Corporate Vice President of Southmark from April 1984 to August 1988 and President of Southmark Commercial Management from March 1986 to August 1988. Bruce A. Endendyk, Executive Vice President of SAMI, was Executive Vice President from January 1989 to November 1990 of Southmark and President and Chief Executive Officer of Southmark Equities Corporation from March 1988 to January 1989. Thomas A. Holland, Executive Vice President and Chief Financial Officer of SAMI, was Vice President and Controller of Southmark from December 1986 to June 1990.

Since February 1, 1990, affiliates of the General Partner have provided property management services to the Partnership. Currently, Carmel, Ltd. provides property management services for a fee of 5% of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the property-level management services to the Partnership at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) First Equity, which is 50% owned by BCM, (ii) Mr. Phillips and (iii) a trust for the benefit of Mr. Phillips' children. BCM is a company which is owned by a trust for the benefit of the children of Mr. Phillips. BCM performs certain administrative and other functions for the Partnership. See ITEM 1. "BUSINESS - Management and Operations" and ITEM 11. "EXECUTIVE COMPENSATION."

Messrs. Paulson, Blaha, Endendyk and Holland serve as executive officers of BCM. Mr. Phillips served as a director until December 1989 and Chief Executive Officer until September 1, 1992, of BCM. Messrs. Paulson, Blaha, Endendyk and Holland serve as executive officers of CMET, IORI, TCI and ART. BCM serves as advisor to CMET, IORI, TCI and ART.

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

The Partnership has paid and pays cost reimbursements, property management fees or other cash compensation to the General Partner and its affiliates and other related parties as described in ITEM 11. "EXECUTIVE COMPENSATION" and ITEM 1. "BUSINESS - Management and Operations." BCM, an affiliate of the General Partner, performs certain administrative functions for the Partnership on a cost reimbursement basis. The Fairness Committee has approved the formula for computing the Partnership's proportionate share of certain of BCM's reimbursable costs. GCMI performs administrative functions, similar to those performed for the Partnership by BCM, for GCLP on a cost reimbursement basis. Since February 1, 1990, affiliates of the General Partner have provided property management services to the Partnership. Currently, Carmel, Ltd., provides such property management services. Carmel, Ltd. subcontracts with other entities for the property-level management services to the Partnership. Carmel, Ltd. subcontracts the property-level management and leasing of nine of the Partnership's commercial properties to Carmel Realty, which is a company owned by First Equity. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd. Carmel, Ltd. does not perform property management services to the properties of GCLP. Carmel, Ltd. and Carmel Realty also perform similar services for ART, CMET, IORI and TCI. See NOTE 10. "GENERAL PARTNER FEES AND COMPENSATION" included in Notes to Consolidated Financial Statements at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA," for a summary of fees paid and costs reimbursed by the Partnership.

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

Indebtedness of Management

In return for its 1% interest in National Realty, the General Partner was required to make aggregate capital contributions to National Realty in an amount equal to 1.01% of the total initial capital contributions to the Partnership. The General Partner contributed $500,000 cash with the remaining portion evidenced by a promissory note in the principal amount of $4.2 million, bearing interest at the rate of 10% per annum compounded semi-annually and payable on the earlier of September 18, 2007, liquidation of the Partnership or a termination of the General Partner's interest in the Partnership. As of December 31, 1997, no payments had been received on such note. At December 31, 1997, accrued and unpaid interest on the note totaled $7.2 million.


                         -----------------------------

                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
            FORM 8-K

(a)   The following documents are filed as part of this Report:

1. Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets -
   December 31, 1997 and 1996

Consolidated Statements of Operations -
   Years Ended December 31, 1997, 1996 and 1995

Consolidated Statements of Changes in Partners' Equity (Deficit) -
   Years Ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows -
   Years Ended December 31, 1997, 1996 and 1995

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

3.         Exhibits

The following documents are filed as Exhibits to this Report:


Exhibit
Number                              Description
-------                             -----------
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

27.0       Financial Data Schedule, filed herewith.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


Exhibit
Number                              Description
-------                             -----------
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

99.3       Agreement for Establishment of Class Distribution Fund and Election of Successor General Partner dated
           December 15, 1997, among National Realty, L.P., Syntek Asset Management, L.P., National Realty, L.P.
           Oversight Committee, Joseph B. Moorman, Invenex and Moorman Class Counsel (incorporated by reference to
           Exhibit 2 to the Registrant's Current Report on Form 8-K, dated December 15, 1997).


(b)  Reports on Form 8-K

           A Current Report on Form 8-K, dated December 15, 1997, was filed with respect to Item 5. "Other Events" and Item 7. "Financial Statements and Exhibits" which reports the Agreement for Establishment of Class Distribution Fund and Election of Successor General Partner.

\                             NATIONAL REALTY, L.P.
                                 Signature Page

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NATIONAL REALTY, L.P.

                                        By its General Partner:

                                        SYNTEK ASSET MANAGEMENT, L.P.

                                        By its General Partners:

                                        SYNTEK ASSET MANAGEMENT, INC.





                                        By:     /s/ RANDALL M. PAULSON
                                           ------------------------------------
                                           Randall M. Paulson Director and
                                           President





                                                /s/ Gene E. Phillips
                                           ------------------------------------
                                           Gene E. Phillips
                                           General Partner of Syntek Asset
                                           Management, L.P.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Syntek Asset Management, L.P., as General Partner of the Registrant and in the capacities and on the dates indicated.


Signature                                   Title                              Date
----------                                  -----                              ----
SYNTEK ASSET MANAGEMENT, INC.         Managing General Partner of
                                      Syntek Asset Management, L.P.



By:      /s/ Randall M. Paulson                                            March 26, 1998
   ------------------------------
   Randall M. Paulson
   Director and President



         /s/ Gene E. Phillips         General Partner of                   March 26, 1998
---------------------------------     Syntek Asset Management, L.P.
Gene E. Phillips

                             NATIONAL REALTY, L.P.

                                  EXHIBITS TO
                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 1997





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