Form 10-Q
period 1998-03-31
NATIONAL REALTY L P
filed 1998-05-14
CIK 819671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED MARCH 31, 1998
                                                         ----------------


                          Commission File Number 1-9648
                                                --------


                              NATIONAL REALTY, L.P.
            --------------------------------------------------------
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
Yes  [X]   No [ ]


Units of Limited Partner Interest                       6,323,438
---------------------------------             -------------------------------
         (Class)                              (Outstanding at April 30, 1998)

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


                              NATIONAL REALTY, L.P.
                           CONSOLIDATED BALANCE SHEETS

                                                                        March 31,       December 31,
                                                                          1998              1997
                                                                      ------------      ------------
                                                                           (dollars in thousands)
                   Assets

Real estate held for investment
   Land .........................................................     $     46,732      $     48,738
   Buildings and improvements ...................................          382,711           386,477
                                                                      ------------      ------------
                                                                           429,443           435,215

   Less - accumulated depreciation ..............................         (223,688)         (223,791)
                                                                      ------------      ------------
                                                                           205,755           211,424

Real estate under contract for sale, net of
   accumulated depreciation ($2,626 in 1998) ....................            3,412                --

Notes and interest receivable, net of deferred
   gains of $13,720 in 1998 and 1997 ............................           30,842            26,853
   Less - allowance for estimated losses ........................           (1,910)           (1,910)
                                                                      ------------      ------------
                                                                            28,932            24,943

Cash and cash equivalents .......................................           10,771            17,180
Accounts receivable .............................................            4,104             3,327
Prepaid expenses ................................................              955             1,069
Escrow deposits and other assets (including $296
   in 1998 and $267 in 1997 from affiliates) ....................            6,356             6,597
Marketable equity securities of affiliate, at
   market .......................................................            2,887             2,814
Deferred financing costs ........................................           11,361            12,226
                                                                      ------------      ------------

                                                                      $    274,533      $    279,580
                                                                      ============      ============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                              NATIONAL REALTY, L.P.
                     CONSOLIDATED BALANCE SHEETS - Continued


                                                                   March 31,       December 31,
                                                                     1998              1997
                                                                 ------------      ------------
                                                                     (dollars in thousands)
    Liabilities and Partners' Equity (Deficit)

Liabilities
   Notes and interest payable ..............................     $    337,658      $    339,102
   Accrued property taxes ..................................            5,745             6,906
   Accounts payable and other liabilities ..................            4,942             3,163
   Tenant security deposits ................................            3,231             7,242
                                                                 ------------      ------------
                                                                      351,576           356,413

Commitments and contingencies

Redeemable General Partner Interest ........................           45,442            45,442

Partners' equity (deficit)
   General Partner .........................................            2,832             2,822
   Limited Partners (6,323,438 units in 1998 and
      1997) ................................................          (78,317)          (78,024)
   Unrealized gain on marketable equity securities
      of affiliate .........................................            2,617             2,544
                                                                 ------------      ------------
                                                                      (72,868)          (72,658)

   Less - Redeemable General Partner Interest ..............          (49,617)          (49,617)
                                                                 ------------      ------------

                                                                     (122,485)         (122,275)

                                                                 $    274,533      $    279,580
                                                                 ============      ============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                              NATIONAL REALTY, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          For the Three Months
                                                                            Ended March 31,
                                                                 -----------------------------------
                                                                        1998                1997
                                                                 ---------------     ---------------
                                                                       (dollars in thousands,
                                                                          except per unit)
Revenues
   Rents ...................................................     $        28,258     $        27,720
   Interest ................................................               1,320                 839
                                                                 ---------------     ---------------

                                                                          29,578              28,559

Expenses
   Interest ................................................               8,711               8,521
   Depreciation ............................................               2,523               2,464
   Property taxes and insurance ............................               2,846               3,018
   Utilities ...............................................               3,015               3,156
   Property-level payroll costs ............................               1,656               1,672
   Repairs and maintenance .................................               5,914               5,662
   Other operating expenses ................................               1,191               1,153
   Property management fees ................................               1,209               1,193
   General and administrative ..............................               2,005               1,947
                                                                 ---------------     ---------------

                                                                          29,070              28,786
                                                                 ---------------     ---------------


Net income (loss) ..........................................     $           508     $          (227)
                                                                 ===============     ===============


Earnings per unit
   Net income (loss) .......................................     $           .08     $          (.04)
                                                                 ===============     ===============


Weighted average units of limited partner interest
   used in computing earnings per unit .....................           6,323,438           6,319,884
                                                                 ===============     ===============




The accompanying notes are an integral part of these Consolidated Financial Statements.

                              NATIONAL REALTY, L.P.
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998




                                                                         Accumulated      Redeemable
                                                                            Other          General         Partners'
                                          General         Limited       Comprehensive      Partner          Equity
                                          Partner         Partners         Income          Interest        (Deficit)
                                        -----------     -----------      -----------     -----------      -----------
                                                             (dollars in thousands, except per unit)
Balance, January 1, 1998 ...........    $     2,822     $   (78,024)     $     2,544     $   (49,617)     $  (122,275)

Comprehensive Income

  Unrealized gain on marketable
    equity securities of affiliate..             --              --               73              --               73

  Net income .......................             10             498               --              --              508
                                                                                                          -----------
                                                                                                                  581
  Distributions ($.125 per unit) ...             --            (791)              --              --             (791)
                                        -----------     -----------      -----------     -----------      -----------


Balance, March 31, 1998 ............    $     2,832     $   (78,317)     $     2,617     $   (49,617)     $  (122,485)
                                        ===========     ===========      ===========     ===========      ===========




The accompanying notes are an integral part of these Consolidated Financial Statements.

                              NATIONAL REALTY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      For the Three Months
                                                                        Ended March 31,
                                                                 ------------------------------
                                                                     1998              1997
                                                                 ------------      ------------
                                                                     (dollars in thousands)
Cash Flows From Operating Activities
   Rents collected .........................................     $     27,480      $     27,958
   Interest collected ......................................            1,004               601
   Interest paid ...........................................           (7,724)           (7,236)
   Payments for property operations ........................          (16,687)          (16,574)
   General and administrative expenses paid ................           (3,687)           (2,572)
                                                                 ------------      ------------
      Net cash provided by operating activities ............              386             2,177

Cash Flows From Investing Activities
   Real estate improvements ................................             (266)             (627)
   Funding of notes receivable .............................           (3,804)           (5,156)
                                                                 ------------      ------------
      Net cash (used in) investing activities ..............           (4,070)           (5,783)

Cash Flows From Financing Activities
   Payments on mortgage notes payable ......................           (1,407)           (1,419)
   Deposits on pending financings ..........................             (500)               --
   Receipt from escrow .....................................               --            12,423
   Deferred financing costs ................................              (27)           (1,117)
   Exercise of warrants ....................................               --                20
   Distributions to unitholders ............................             (791)             (632)
                                                                 ------------      ------------
      Net cash provided by (used in) financing
         activities ........................................           (2,725)            9,275
                                                                 ------------      ------------

      Net increase (decrease) in cash and cash
         equivalents .......................................           (6,409)            5,669

Cash and cash equivalents at beginning of period ...........           17,180             5,872
                                                                 ------------      ------------
Cash and cash equivalents at end of period .................     $     10,771      $     11,541
                                                                 ============      ============

Reconciliation of net income (loss) to net cash
   provided by operating activities
Net income (loss) ..........................................     $        508      $       (227)
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities
   Depreciation ............................................            2,523             2,464
   Decrease in other assets ................................              114             3,992
   (Increase) in interest receivable .......................             (184)             (127)
   (Decrease) increase in interest payable .................              (37)              538
   (Decrease) in other liabilities .........................           (2,538)           (4,463)
                                                                 ------------      ------------
      Net cash provided by operating activities ............     $        386      $      2,177
                                                                 ============      ============

Schedule of noncash financing activities

   Unrealized gain on marketable equity securities
      of affiliate .........................................     $         73      $      2,006


The accompanying notes are an integral part of these Consolidated Financial Statements.

                              NATIONAL REALTY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.        BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements of National Realty, L.P. and consolidated entities (the "Partnership") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10- K").

NOTE 2.        EARNINGS PER UNIT

Net income (loss) per unit of limited partner interest (per "unit") is presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Net income (loss) per unit is computed based upon the weighted average number of units outstanding during each period. The limited partners of National Realty, L.P. ("National Realty") have a 99% interest and the general partner, Syntek Asset Management, L.P. (the "General Partner" or "SAMLP"), has an aggregate 1% interest in the net income, net loss and distributions of National Realty. National Realty is allocated 99% of the net income or net loss of National Operating, L.P. ("NOLP" or the "Operating Partnership"), and the General Partner is allocated an aggregate 1% of the net income or net loss of the Operating Partnership. The 1% General Partner interest in each of National Realty and the Operating Partnership is equal to a 1.99% interest on a combined basis. Accordingly, net income (loss) per unit is derived by dividing 98.01% of the net income (loss) in each period by the respective weighted average units of limited partner interest.

NOTE 3.        NOTES RECEIVABLE

During the first quarter of 1998, the Partnership funded a total of $3.4 million of a $3.9 million loan commitment to Centura Tower, Ltd. The loan is secured by
2.244 acres of undeveloped land in Dallas, Texas. The loan bears interest at 12.0% per annum, requires monthly payments of interest only and matures in January 2003. In April 1998, the Partnership funded an additional $111,000.

In March 1998, the Partnership funded $162,000 of a $2.2 million loan commitment to Varner Road Partners, L.L.C. The loan is currently secured by a contract to purchase 129.77 acres of land in Riverside County, California and when fully funded, will be secured by the land and a pledge of the stock of the borrower. The loan bears interest at

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.        NOTES RECEIVABLE (Continued)

15.0% per annum and matures in September 1999. All principal and interest are due at maturity. In April 1998, the Partnership funded an additional $250,000.

In 1997, the Partnership funded a total of $1.3 million of a $1.5 million loan commitment to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by (i) a 100% limited partnership interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (ii) 100% of the stock of Bordeaux Investments One, Inc., which owns approximately 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (iii) the personal guarantees of the Bordeaux partners. The loan bears interest at 14.0% per annum, requires monthly payments of interest only at 12.0% per annum, with the deferred interest payable on December 15, annually, and matures in January 1999. Through April 1998, an additional $74,000 was funded and the loan was modified, increasing the principal balance to $1.4 million. The Partnership has committed to fund an additional $93,000, at which time the loan will be modified to increase the principal balance to its maximum of $1.5 million. The Partnership received the required December 15, 1997 deferred interest payment in January 1998.

NOTE 4.        REAL ESTATE AND DEPRECIATION

The Partnership has a 75% general partner interest in Southern Palms Associates, which owns Southern Palms Shopping Center. In August 1992, Southern Palms Associates filed a voluntary petition in bankruptcy, seeking, among other things, to restructure the $9.3 million nonrecourse mortgage secured by the shopping center. In December 1993, an agreement was reached with the lender to modify the $9.3 million first mortgage, reducing the interest rate and extending the maturity date. Southern Palms Associates remains in bankruptcy in order to resolve certain partnership issues involving the 25% general partner. In December 1997, the Partnership entered into an agreement with the 25% general partner, which provided such partner with an option to purchase the Partnership's 75% interest in Southern Palms Associates. The 25% general partner exercised his option in May 1998.

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

The withdrawal of the General Partner would require the Partnership to acquire the General Partner's interest in the Partnership (the

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.        LEGAL PROCEEDINGS (Continued)

"Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. Under the Moorman Settlement Agreement, payment for such Redeemable General Partner Interest, fees and other compensation may, at the Oversight Committee's option, be paid over a three year period pursuant to a secured promissory note bearing interest at the prime rate and containing commercially reasonable terms and collateral. Under the Moorman Settlement Plan, the purchase price for Redeemable General Partner Interest would be calculated, as of the time SAMLP withdraws as General Partner under the Partnership's governing documents. The Managing General Partner has calculated the Redeemable General Partner Interest at December 31, 1997 to be $49.6 million, and believes there has been no material change in such value since such date. The Partnership would be entitled to offset against any such payment the then outstanding principal balance ($4.2 million at March 31, 1998) plus all accrued but unpaid interest ($7.5 million at March 31, 1998) on the note receivable from SAMLP for its capital contribution to the Partnership. In the accompanying Consolidated Financial Statements, the Redeemable General Partner Interest is shown as a reduction of Partners' Equity. The note receivable from the General Partner has been offset against the Redeemable General Partner Interest. The Oversight Committee previously has informed the Partnership that it calculated the amount of such Redeemable General Partner Interest to be less than the amount calculated by the Managing General Partner. When SAMLP withdraws as General Partner of the Partnership, the value of the Redeemable General Partner Interest would depend on the fair value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

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

The Resolution Agreement was submitted to the Supervising Judge and on February 11, 1998, the Supervising Judge entered an order granting preliminary approval of the Resolution Agreement and scheduled a hearing to be held on June 8, 1998, for consideration of preliminary approval of a business plan for the operation of the entity which will receive the cash and properties and to consider a form of notice to be distributed to the Moorman Class Members describing the Resolution Agreement and the business plan.

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

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.        LEGAL PROCEEDINGS (Continued)

On September 26, 1997, one of the original Moorman litigation defendants, Robert
A. McNeil, filed motions to (i) be installed as receiver for the Partnership and
(ii) disband the Oversight Committee. A hearing on the motions was set for February 5, 1998. However, the Supervising Judge continued the hearing to June 8, 1998.

Other. The Partnership is involved in various lawsuits arising in the ordinary course of business. Management of the Partnership is of the opinion that the outcome of these lawsuits would have no material impact on the Partnership's financial condition.

NOTE 7.        SUBSEQUENT EVENTS

At March 31, 1998, the Brookview Apartments, a 156 unit apartment complex in Smyrna, Georgia, was under contract for sale for $4.5 million. In April 1998, the Partnership completed the sale receiving $432,000 in net cash after the payment of various closing costs associated with the sale with the purchaser assuming the existing $4.0 million mortgage. The Partnership paid a real estate brokerage commission of $180,000 to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of the Partnership's Managing General Partner, based on the $4.5 million sales price of the property. The Partnership will recognize a gain of approximately $2.9 million on the sale.

Also at March 31, 1998, the Creekwood Apartments, a 300 unit apartment complex in College Park, Georgia, was under contract for sale for $5.5 million. In April 1998, the Partnership completed the sale receiving $884,000 in net cash after the payment of various closing costs associated with the sale with the purchaser assuming the existing $4.6 million mortgage. The Partnership paid a real estate brokerage commission of $166,000 to Carmel Realty based on the $5.5 million sales price of the property. The Partnership will recognize a gain of approximately $2.8 million on the sale.

Further in April 1998, the Partnership sold 338 acres of undeveloped land in Granby, Colorado, for $800,000 in cash. The Partnership received net cash of $792,000 after the payment of various closing costs associated with the sale. The Partnership paid a real estate brokerage commission of $24,000 to Carmel Realty based on the $800,000 sales price of the property. The Partnership will recognize a gain of approximately $750,000 on the sale.


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

Liquidity and Capital Resources

Cash and cash equivalents aggregated $10.8 million at March 31, 1998 compared to $17.2 million at December 31, 1997. The principal reasons for this decrease in cash are discussed in the paragraphs below.

The Managing General Partner of the Partnership's General Partner has discretion in determining methods of obtaining funds for the Partnership's operations. The Partnership's governing documents place no limitation on the amount of leverage that the Partnership may incur either in the aggregate or with respect to any particular property or other investment. At March 31, 1998, the aggregate loan-to-value ratio of the Partnership's real estate portfolio was 44.8%, computed on the basis of the ratio of total property-related debt to aggregate appraised values as of December 31, 1997, as compared with a loan-to-value ratio of 43.4% at December 31, 1997.

The Partnership's principal sources of cash flow have been and will continue to be from property operations and externally generated funds. Externally generated funds include borrowings, proceeds from the sale of Partnership properties and other assets and proceeds from the issuance of debt secured by Partnership properties or mortgage notes receivable. The Partnership expects that its cash on hand, cash flow from property operations together with externally generated funds will be sufficient to meet the Partnership's various cash needs in 1998, including, but not limited to the payment of distributions, debt service obligations coming due and property maintenance and improvements, as more fully discussed in the paragraphs below.

In November 1992, in conjunction with the transfer of the net assets of 52 apartment complexes and a wraparound note receivable to GCLP, such

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

assets were refinanced under a $223 million blanket mortgage loan. The blanket mortgage loan requires that cash flow from the GCLP properties be used to fund various escrow and reserve accounts and limits the payment of distributions to the Partnership. During the first quarter of 1998, the Partnership received distributions from GCLP totaling $1.4 million compared to distributions totaling $786,000 received during the first quarter of 1997 (excluding proceeds from the released credit enhancement escrow, as described below).

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

During the first quarter of 1998, the Partnership funded a total of $3.4 million of a $3.9 million loan commitment to Centura Tower, Ltd. The loan is secured by a mortgage on 2.244 acres of land in Dallas, Texas. In April 1998, the Partnership funded an additional $111,000.

In 1997, the Partnership funded a total of $1.3 million of a $1.5 million loan commitment to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by (i) a 100% limited partnership interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (ii) 100% of the stock of Bordeaux Investments One, Inc., which owns approximately 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (iii) the personal guarantees of the Bordeaux partners. Through April 1998, an additional $74,000 was funded and the loan was modified, increasing the principal balance to $1.4 million. The Partnership has committed to fund an additional $93,000, at which time the loan will be modified to increase the principal balance to its maximum of $1.5 million. The Partnership received the required December 1997 deferred interest payment in January 1998.

In March 1998, the Partnership funded $162,000 of a $2.2 million loan commitment to Varner Road Partners, L.L.C. The loan, when fully funded, will be secured by a mortgage on 129.77 acres of land in Riverside County, California and a pledge of stock of the borrower. In April 1998, the Partnership funded an additional $250,000.

On March 31, 1998, the Partnership paid its quarterly distribution, $.125 per unit, or a total of $791,000, to unitholders of record on March 13, 1998.

The Partnership's net cash flow from property operations (rents collected less payments for property operating expenses) decreased from

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

$11.4 million for the three months ended March 31, 1997 to $10.8 million for the three months ended March 31, 1998. The decrease is due to the sales of one apartment complex and three commercial properties subsequent to March 31, 1997.

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

The withdrawal of the General Partner requires the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. The Moorman Settlement Agreement provides that any payment for such Redeemable General Partner Interest, fees and other compensation during the pendency of the Moorman Settlement Agreement may, at the option of the Oversight Committee (also established under the Moorman Settlement Agreement), be made over three years pursuant to a secured promissory note bearing interest at a financial institution's prime rate. The Managing General Partner has calculated the fair value of the Redeemable General Partner Interest at December 31, 1997 to be $49.6 million, and believes that there has been no material change in such value since that date. The Partnership would be entitled to offset against such payment the then outstanding principal balance of the note receivable ($4.2 million at March 31, 1998) plus all accrued and unpaid interest ($7.5 million at March 31, 1998) on the note receivable from the General Partner representing its capital contribution to the Partnership. When Syntek Asset Management, L.P. ("SAMLP") withdraws as General Partner of the Partnership, the fair value of the Redeemable General Partner Interest would depend on the value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

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

The Resolution Agreement was submitted to the Supervising Judge and on February 11, 1998, the Supervising Judge entered an order granting preliminary approval of the Resolution Agreement and scheduled a hearing to be held on June 8, 1998, for consideration of preliminary approval of a business plan for the operation of the entity which will receive the cash and properties and to consider a form of notice to be distributed to the Moorman Class Members describing the Resolution Agreement and the business plan.

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

On September 26, 1997, one of the original Moorman litigation defendants, Robert
A. McNeil, filed motions to (i) be installed as receiver for the Partnership and
(ii) disband the Oversight Committee. A hearing on the motions was set for February 5, 1998. However, the Supervising Judge continued the hearing to June 8, 1998.

The outcome of this matter cannot presently be determined and the consolidated financial statements do not include any adjustments that might result from the outcome of this matter.

Results of Operations

The Partnership reported net income of $508,000 for the three months ended March 31, 1998 as compared to a net loss of $227,000 for the three months ended March 31, 1997. The primary factors contributing to the Partnership's improvement in operating results are discussed in the following paragraphs.

Rents increased to $28.3 million for the three months ended March 31, 1998 from $27.7 million for the three months ended March 31, 1997. This increase is primarily due to increased rental rates at the Partnership's apartments and commercial properties partially offset by a decrease of $797,000 due to the sales of one apartment complex and three commercial properties subsequent to March 31, 1997. Rents are expected to continue to increase during the remainder of 1998.

Interest income increased from $839,000 for the three months ended March 31, 1997 to $1.3 million for the three months ended March 31, 1998. This increase is attributable to loans funded in 1997. Interest income for the remaining quarters of 1998 is expected to be comparable to that of the first quarter.

Interest expense, depreciation, property taxes and insurance, utilities, property level payroll, repairs and maintenance, other property operation expenses, property management fees and general and administrative expenses for the three months ended March 31, 1998 all approximated those for the comparable period in 1997.

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

Year 2000

The Managing General Partner has advised the Partnership that its current computer software has been certified by the Information Technology Association of America ("ITAA") as year 2000 compliant. The Managing General Partner has also advised the Partnership that it has recently received and plans to install in 1998 the ITAA certified year 2000 compliant operating system for its computer hardware.




                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                           PART II - OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

See NOTE 6. "LEGAL PROCEEDINGS - Moorman Settlement," of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in PART I for information relating to legal proceedings.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

Exhibit
Number                             Description
-------           ----------------------------------------------------
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


                                           NATIONAL REALTY, L.P.

                                           By its General Partner:

                                           SYNTEK ASSET MANAGEMENT, L.P.

                                           By its Managing General Partner:

                                           SYNTEK ASSET MANAGEMENT, INC.




Date:       May 14, 1998                     By: /s/ Randall M. Paulson
     -------------------------                -------------------------------
                                               Randall M. Paulson
                                               President



Date:       May 14, 1998                     By: /s/ Thomas A. Holland
     -------------------------                -------------------------------
                                               Thomas A. Holland
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                              NATIONAL REALTY, L.P.

                                   EXHIBITS TO

                          QUARTERLY REPORT ON FORM 10-Q

                      For the Quarter ended March 31, 1998

Exhibit
Number                             Description
-------           ----------------------------------------------------
 11.0             Computation of Earnings Per Unit

 27.0             Financial Data Schedule