Form 10-Q
period 1998-06-30
NATIONAL REALTY L P
filed 1998-08-14
CIK 819671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED JUNE 30, 1998



                          Commission File Number 1-9648
                                                 ------



                              NATIONAL REALTY, L.P.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



              Delaware                                          75-2163175
    -------------------------------                          ----------------
    (State or Other Jurisdiction of                          (I.R.S. Employer
    Incorporation or Organization)                          Identification No.)



      10670 North Central Expressway, Suite 300, Dallas, Texas      75231
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
Yes [X].  No [ ].



Units of Limited Partner Interest                        6,321,622
---------------------------------               -------------------------------
         (Class)                                (Outstanding at July 31, 1998)

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


                              NATIONAL REALTY, L.P.
                           CONSOLIDATED BALANCE SHEETS


                                                        June 30,          December 31,
                                                          1998               1997
                                                       ------------      ------------
                                                            (dollars in thousands)
                   Assets

Real estate held for investment
   Land ..........................................     $     38,907      $     48,738
   Buildings and improvements ....................          337,035           386,477
                                                       ------------      ------------
                                                            375,942           435,215

   Less - accumulated depreciation ...............         (200,598)         (223,791)
                                                       ------------      ------------
                                                            175,344           211,424

Real estate held for sale, net of accumulated
   depreciation ($7,920 in 1998) .................            9,607              --

Notes and interest receivable, net of deferred
   gains of $2,431 in 1998 and $15,787 in 1997 ...           27,344            26,853

   Less - allowance for estimated losses .........           (1,910)           (1,910)
                                                       ------------      ------------
                                                             25,434            24,943

Cash and cash equivalents ........................           16,849            17,180
Accounts receivable ..............................            3,548             3,327
Prepaid expenses .................................              828             1,069
Escrow deposits and other assets (including $325
   in 1998 and $267 in 1997 from affiliates) .....            7,367             6,597
Marketable equity securities of affiliate, at
   market ........................................            2,936             2,814
Deferred financing costs .........................            2,810            12,226
                                                       ------------      ------------

                                                       $    244,723      $    279,580
                                                       ============      ============



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                              NATIONAL REALTY, L.P.
                     CONSOLIDATED BALANCE SHEETS - Continued





                                                            June 30,         December 31,
                                                              1998              1997
                                                          ------------      ------------
                                                              (dollars in thousands)
    Liabilities and Partners' Equity (Deficit)

Liabilities
   Notes and interest payable .......................     $    288,178      $    339,102
   Accrued property taxes ...........................            5,771             6,906
   Accounts payable and other liabilities ...........            3,308             7,242
   Tenant security deposits .........................            3,110             3,163
                                                          ------------      ------------
                                                               300,368           356,413

Commitments and contingencies

Redeemable General Partner Interest .................           45,442            45,442

Partners' equity (deficit)
   General Partner ..................................            3,273             2,822
   Limited Partners (6,321,627 units in 1998 and
      6,323,438 units in 1997) ......................          (57,408)          (78,024)
   Unrealized gain on marketable equity securities
      of affiliate ..................................            2,666             2,544
                                                          ------------      ------------
                                                               (51,469)          (72,658)

   Less - Redeemable General Partner Interest .......          (49,617)          (49,617)
                                                          ------------      ------------

                                                              (101,086)         (122,275)
                                                          ------------      ------------
                                                          $    244,723      $    279,580
                                                          ============      ============



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                              NATIONAL REALTY, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                  For the Three Months               For the Six Months
                                                     Ended June 30,                    Ended June 30,
                                              -----------------------------     -----------------------------
                                                  1998             1997             1998             1997
                                              ------------     ------------     ------------     ------------
                                                           (dollars in thousands, except per unit)
Revenues
   Rents ................................     $     26,903     $     27,889     $     55,161     $     55,609
   Interest .............................            1,283              925            2,603            1,764
                                              ------------     ------------     ------------     ------------

                                                    28,186           28,814           57,764           57,373

Expenses
   Interest .............................            8,200            8,512           16,911           17,033
   Deferred borrowing costs .............            7,739             --              7,739             --
   Depreciation .........................            2,291            2,678            4,814            5,142
   Property taxes & insurance ...........            2,766            3,100            5,612            6,118
   Utilities ............................            2,631            2,849            5,646            6,005
   Property-level payroll costs .........            1,632            1,488            3,288            3,160
   Repairs and maintenance ..............            5,556            6,705           11,470           12,377
   Other operating expenses .............            1,152            1,013            2,343            2,166
   Property management fees .............            1,165            1,191            2,374            2,384
   General and administrative ...........            1,546            1,544            3,551            3,501
                                              ------------     ------------     ------------     ------------

                                                    34,678           29,080           63,748           57,886
                                              ------------     ------------     ------------     ------------

(Loss) from operations ..................          (6,492)            (266)          (5,984)            (513)
Gain on sale of real estate .............           28,633            3,587           28,633            3,587
                                              ------------     ------------     ------------     ------------


Net income ..............................     $     22,141     $      3,321     $     22,649     $      3,074
                                              ============     ============     ============     ============


Earnings per unit
   Net income ...........................     $       3.43     $        .51     $       3.51     $        .48
                                              ============     ============     ============     ============

Weighted average units of
   limited partner interest
   used in computing earnings
   per unit .............................        6,322,531        6,329,076        6,322,984        6,328,639
                                              ============     ============     ============     ============




              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                              NATIONAL REALTY, L.P.
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998




                                                                                 Accumulated        Redeemable
                                                                                    Other            General             Partners'
                                              General           Limited          Comprehensive       Partner              Equity
                                              Partner           Partners            Income           Interest            (Deficit)
                                            -------------     -------------      -------------     -------------      -------------
                                                                   (dollars in thousands, except per unit)
Balance, January 1, 1998 ..............     $       2,822     $     (78,024)     $       2,544     $     (49,617)     $    (122,275)



Comprehensive income

   Unrealized gain on marketable
      equity securities of affiliate ..              --                --                  122              --                  122

   Net income .........................               451            22,198               --                --               22,649
                                                                                                                      -------------
                                                                                                                             22,771

Distributions ($.25 per unit) .........              --              (1,582)              --                --               (1,582)
                                            -------------     -------------      -------------     -------------      -------------



Balance, June 30, 1998 ................     $       3,273     $     (57,408)     $       2,666     $     (49,617)     $    (101,086)
                                            =============     =============      =============     =============      =============



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                              NATIONAL REALTY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                             For the Six Months
                                                               Ended June 30,
                                                         --------------------------
                                                           1998            1997
                                                         ----------      ----------
                                                           (dollars in thousands)
Cash Flows From Operating Activities
   Rents collected .................................     $   54,940      $   55,703
   Interest collected ..............................          1,618           1,438
   Interest paid ...................................        (14,609)        (14,433)
   Payments for property operations ................        (33,703)        (31,835)
   General and administrative expenses paid ........         (3,526)         (4,397)
                                                         ----------      ----------

        Net cash provided by operating activities ..          4,720           6,476


Cash Flows From Investing Activities
   Proceeds from sale of real estate ...............         40,041           4,409
   Real estate improvements ........................         (1,452)         (1,313)
   Collections on notes receivable .................         21,813           1,362
   Funding of notes receivable .....................        (10,541)         (9,106)
                                                         ----------      ----------

        Net cash provided by (used in) investing
           activities ..............................         49,861          (4,648)


Cash Flows From Financing Activities
   Proceeds from notes payable .....................          3,850           8,333
   Payments on notes payable .......................        (55,060)         (9,832)
   Receipt from escrow .............................           --            12,423
   Deferred financing costs ........................           (388)         (1,127)
   Deposits on pending financings ..................         (1,734)           --
   Exercise of warrants ............................           --                20
   Distributions to unitholders ....................         (1,582)         (1,264)
                                                         ----------      ----------

        Net cash provided by (used in) financing
           activities ..............................        (54,914)          8,553
                                                         ----------      ----------


        Net increase (decrease) in cash and cash
           equivalents .............................           (331)         10,381


Cash and cash equivalents at beginning of period ...         17,180           5,872
                                                         ----------      ----------

Cash and cash equivalents at end of period .........     $   16,849      $   16,253
                                                         ==========      ==========



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                              NATIONAL REALTY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                             For the Six Months
                                                               Ended June 30,
                                                         -------------------------
                                                            1998           1997
                                                         ----------     ----------
                                                           (dollars in thousands)
Reconciliation of net income to net cash
   provided by operating activities
Net income .........................................     $   22,649     $    3,074
   Adjustments to reconcile net income to net
        cash provided by operating activities
   Depreciation ....................................          4,814          5,142
   Gain on sale of real estate .....................        (28,633)        (3,587)
   Decrease in other assets ........................          9,118          1,274
   (Increase) in interest receivable ...............           (463)          (144)
   Increase in interest payable ....................            287          1,061
   (Decrease) in other liabilities .................         (3,052)          (344)
                                                         ----------     ----------

        Net cash provided by operating activities ..     $    4,720     $    6,476
                                                         ==========     ==========



Schedule of noncash financing activities

   Unrealized gain on marketable equity securities
        of affiliate ...............................     $      122     $    1,174

   Notes payable assumed by buyer upon sale of
        properties .................................          8,584           --





              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                              NATIONAL REALTY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements of National Realty, L.P. and consolidated entities (the "Partnership") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

Certain balances for 1997 have been reclassified to conform to the 1998 presentation.

NOTE 2. EARNINGS PER UNIT

Net income per unit of limited partner interest (per "unit") is presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Net income per unit is computed based upon the weighted average number of units outstanding during each period. The limited partners of National Realty, L.P. ("National Realty") have a 99% interest and the general partner, Syntek Asset Management, L.P. (the "General Partner" or "SAMLP"), has an aggregate 1% interest in the net income, net loss and distributions of National Realty. National Realty is allocated 99% of the net income or net loss of National Operating, L.P. ("NOLP" or the "Operating Partnership"), and the General Partner is allocated an aggregate 1% of the net income or net loss of the Operating Partnership. The 1% General Partner interest in each of National Realty and the Operating Partnership is equal to a 1.99% interest on a combined basis. Accordingly, net income per unit is derived by dividing 98.01% of the net income in each period by the respective weighted average units of limited partner interest.

NOTE 3. NOTES RECEIVABLE

During the first and second quarters of 1998, the Partnership funded a total of $3.8 million of a $3.9 million loan commitment to Centura Tower, Ltd. The loan is secured by 2.244 acres of undeveloped land in Dallas, Texas. The loan bears interest at 12.0% per annum, requires monthly payments based on net revenues after development of the land and matures in January 2003.

During the first and second quarters of 1998, the Partnership funded $2.1 million of a $2.2 million loan commitment to Varner Road Partners, L.L.C. The loan is secured by 129.77 acres of land in Riverside County,

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3. NOTES RECEIVABLE (Continued)

California and a pledge of the stock of the borrower. The loan bears interest at 15.0% per annum and matures in September 1999. All principal and interest are due at maturity.

During the first and second quarters of 1998, the Partnership funded a $350,000 loan to Ellis Development Company, Inc. The loan is secured by 4.5 acres of land in Abilene, Texas. The loan bears interest at 14.0% per annum and matures in April 1999. All principal and interest are due at maturity.

In May 1998, the Partnership funded $713,000 of a $836,000 loan commitment to Warwick of Summit, Inc., of which $619,000 was used to repay the $611,000 Tara Summit loan from the Partnership. The new loan is secured by a second lien on a shopping center in Rhode Island, by 100% of the stock of the borrower and by the personal guarantee of the principal shareholder of the borrower. The loan bears interest at 14.0% per annum and matures in December 1999. All principal and interest are due at maturity. In June 1998, the Partnership funded the remaining $123,000 of the initial loan commitment and through July 1998, an additional $301,000 was funded, increasing the loan balance to $1.1 million.

In June 1998, the Partnership funded a $350,000 loan to RB Land & Cattle, L.L.C. The loan is secured by a pledge of a note secured by 7,200 acres of undeveloped land near Crowell, Texas and the personal guarantee of the borrower. The loan bears interest at 10.0% per annum and matures in December 1998. All principal and interest are due at maturity.

Also in June 1998, the Partnership funded a $2.4 million loan to Cuchara Partners, Ltd. and Ski Rio Partners, Ltd. The loan is secured by (i) first lien on approximately 1,000 acres of land in Huerfano County, Colorado, known as Cuchara Valley Mountain Ski Resort; (ii) assignment of a $2.0 million promissory note which is secured by approximately 2,623 acres of land in Taos County, New Mexico, known as Ski Rio Resort; and (iii) a pledge of all related partnership interests. The loan bears interest 16.0% per annum and matures in June 1999. All principal and interest are due at maturity. In July 1998, the Partnership funded an additional $1.8 million, increasing the loan balance to $4.2 million.

In the second quarter of 1998, the Partnership received a total of $21.2 million from the payoff of three of its mortgage notes receivable. In connection with the payoff of one of the notes, the Partnership paid off an underlying lien with a principal balance of $14.6 million, including a prepayment penalty. The Partnership recognized a previously deferred gain of $12.2 million related to the 1988 sale of the property, the gain having been deferred until the Partnership provided sales financing was paid off. The Partnership also made a $3.5 million paydown of a mortgage partially secured by another of the paid off notes.

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3. NOTES RECEIVABLE (Continued)

In December 1997, the Partnership funded a $3.5 million loan to Stratford & Graham Developers, L.L.C. The loan is secured by a mortgage on 1,485 acres of land in Riverside County, California. The loan bears interest at 15.0% per annum and matures in July 1999. All principal and interest are due at maturity. In the second quarter of 1998, the Partnership funded an additional $131,000, and, through July 1998, an additional $7,000 was funded, increasing the loan balance to $3.6 million.

In 1997, the Partnership funded a total of $1.3 million of a $1.5 million loan to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by (i) a 100% limited partnership interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (ii) 100% of the stock of Bordeaux Investments One, Inc., which owns approximately 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (iii) the personal guarantees of the Bordeaux partners. The loan bears interest at 14.0% per annum, requires monthly payments of interest only at 12.0% per annum, with the deferred interest payable in December 1998, and matures in January 1999. Through July 1998, an additional $53,000 was funded and the loan was modified, increasing the principal balance to $1.4 million. The Partnership has committed to fund an additional $24,000, at which time the loan will be modified to increase the principal balance.

NOTE 4. REAL ESTATE

The Partnership had a 75% general partner interest in Southern Palms Associates ("Southern Palms"), which owned Southern Palms Shopping Center. In August 1992, Southern Palms filed a voluntary petition in bankruptcy, seeking, among other things, to restructure the $9.3 million nonrecourse mortgage secured by the shopping center. In December 1993, an agreement was reached with the lender to modify the $9.3 million first mortgage, reducing the interest rate and extending the maturity date. In December 1997, the Partnership entered into an agreement with the 25% general partner, which provided such partner with an option to purchase the Partnership's 75% interest in Southern Palms. The 25% general partner exercised his option in May 1998 and acquired the Partnership's 75% interest in Southern Palms for $5.5 million in cash. The Partnership recognized neither gain or loss on the sale of its partnership interest in Southern Palms.

In April 1998, the Partnership sold the Brookview Apartments, a 156 unit apartment complex in Smyrna, Georgia, for $4.5 million. The Partnership received $432,000 in net cash after the payment of various closing costs associated with the sale and the purchaser's assumption of the existing $4.0 million in mortgage debt. The Partnership paid a real estate brokerage commission of $180,000 to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of the Partnership's Managing General Partner, based on the $4.5 million sales price of the property. The Partnership recognized a gain of $3.1 million on the sale.

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4. REAL ESTATE (Continued)

Also in April 1998, the Partnership sold the Creekwood Apartments, a 300 unit apartment complex in College Park, Georgia, for $5.5 million. The Partnership received $884,000 in net cash after the payment of various closing costs associated with the sale and the purchaser's assumption of the existing $4.6 million in mortgage debt. The Partnership paid a real estate brokerage commission of $166,000 to Carmel Realty based on the $5.5 million sales price of the property. The Partnership recognized a gain of $2.9 million on the sale.

Further in April 1998, the Partnership sold 338 acres of undeveloped land in Granby, Colorado, for $800,000 in cash. The Partnership received net cash of $792,000 after the payment of various closing costs associated with the sale. The Partnership paid a real estate brokerage commission of $24,000 to Carmel Realty based on the $800,000 sales price of the property. The Partnership recognized a gain of $772,000 on the sale.

In May 1998, the Partnership sold the Alexandria Apartments, a 406 unit apartment complex in Decatur, Georgia, for $12.4 million. The Partnership received $3.8 million in net cash after paying off $8.2 million in mortgage debt, including a $289,000 prepayment penalty, and the payment of various closing costs associated with the sale. The Partnership paid a real estate brokerage commission of $372,000 to Carmel Realty based on the $12.4 million sales price of the property. The Partnership recognized a gain of $8.5 million on the sale.

In June 1998, the Partnership sold Countryside Plaza, a 184,878 square foot shopping center in Clearwater, Florida, for $4.1 million. The Partnership received $1.8 million in net cash after paying off the existing $2.0 million in mortgage debt and the payment of various closing costs associated with the sale. The Partnership paid a real estate brokerage commission of $123,000 to Carmel Realty based on the $4.1 million sales price of the property. The Partnership recognized a gain of $1.1 million on the sale.

At June 30, 1998, the Partnership reclassified from real estate held for investment to real estate held for sale (i) Lakewood Park Apartments, a 240 unit apartment complex in St. Petersburg, Florida, (ii) Royal Oaks Apartments, a 300 unit apartment complex in Stone Mountain, Georgia, and (iii) Bavarian Woods Apartments, a 259 unit apartment complex in Middleton, Ohio. All three properties were under contract for sale at June 30, 1998.

NOTE 5. NOTES PAYABLE

In May 1998, the Partnership refinanced the mortgage debt secured by the Quail Point Apartments in Huntsville, Alabama in the amount of $3.9 million. The Partnership received net cash of $1.5 million after paying off $2.1 million in existing mortgage debt, the funding of required escrows and the payment of various closing costs associated with the financing. The new mortgage bears interest at 7.135% per annum,

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5. NOTES PAYABLE (Continued)

requires monthly payments of principal and interest of $25,964 and matures in June 2008. The Partnership paid a mortgage brokerage and equity refinancing fee of $39,000 to Basic Capital Management, Inc. ("BCM"), an affiliate of the Partnership's Managing General Partner, based on the new $3.9 million mortgage.

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

The withdrawal of the General Partner would require the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. Under the Moorman Settlement Agreement, payment for such Redeemable General Partner Interest, fees and other compensation may, at the Oversight Committee's option, be paid over a three year period pursuant to a secured promissory note bearing interest at the prime rate and containing commercially reasonable terms and collateral. Under the Moorman Settlement Plan, the purchase price for Redeemable General Partner Interest would be calculated, as of the time SAMLP withdraws as General Partner under the Partnership's governing documents. The Managing General Partner has calculated the Redeemable General Partner Interest at December 31, 1997 to be $49.6 million, and believes there has been no material change in such value since such date. The Partnership would be entitled to offset against any such payment the then outstanding principal balance ($4.2 million at June 30, 1998) plus all accrued but unpaid interest ($7.8 million at June 30, 1998) on the note receivable from SAMLP for its capital contribution to the Partnership. In the accompanying Consolidated Financial Statements, the Redeemable General Partner Interest is shown as a reduction of Partners' Equity. The note receivable from the General Partner has been offset against the Redeemable General Partner Interest. The Oversight Committee previously has informed the Partnership that it calculated the amount of such Redeemable General Partner Interest to be less than the amount calculated by the Managing General Partner. When SAMLP withdraws as General Partner of the Partnership, the value of the Redeemable General Partner Interest would depend on the fair value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7. LEGAL PROCEEDINGS (Continued)

On December 15, 1997, National Realty, SAMLP, the Oversight Committee, Joseph B. Moorman, Invenex and the Moorman Class Counsel executed an Agreement for Establishment of Class Distribution Fund and Election of Successor General Partner (the "Resolution Agreement") which provides for the nomination of an entity affiliated with SAMLP to be the successor general partner of the Partnership, for the establishment of a fund for the benefit of the Moorman Class Members consisting of cash and properties owned by the Partnership and for the resolution of all related matters under the Moorman Settlement Agreement. Invenex is a company controlled by Ronald T. Baker, a member of the Oversight Committee.

The Resolution Agreement was submitted to the Supervising Judge and on February 11, 1998, the Supervising Judge entered an order granting preliminary approval of the Resolution Agreement. On July 15, 1998, National Realty, SAMLP and the Oversight Committee executed an Agreement for Cash Distribution and Election of Successor General Partner (the "Cash Distribution Agreement") which provides for the nomination of an entity affiliated with SAMLP to be the successor general partner of the Partnership, for the distribution of $11.4 million to the Moorman Class Members and for the resolution of all related matters under the Moorman Settlement Agreement. The Cash Distribution Agreement was submitted to the Supervising Judge on July 23, 1998 as an alternative to the Resolution Agreement. On July 27, 1998, Invenex withdrew the proposal for approval of the Resolution Agreement. On August 4, 1998, the Supervising Judge entered an order granting preliminary approval of the Cash Distribution Agreement and directed that a notice be prepared to be mailed to the Moorman Class Members describing the Cash Distribution Agreement. In addition, the Supervising Judge scheduled October 16, 1998 as the date for the final hearing on any objections to the Cash Distribution Agreement.

Pursuant to the order entered on August 4, 1998, $11.4 million will be deposited by the Partnership into an escrow account following the final approval by the Supervising Judge of the Cash Distribution Agreement. The actual distribution of the cash to the Moorman Class Members will occur immediately following the election and taking office of the successor general partner. The distribution of the cash shall be made to the Moorman Class Members pro rata based upon the number of units originally issued to each Moorman Class Member upon the formation of the Partnership in 1987. The distribution of cash will be under the control of an independent settlement administrator.

Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the unitholders of National Realty for a vote. All units of the Partnership owned by affiliates of SAMLP (approximately 60.5% of the outstanding units of the Partnership as of July 31, 1998) will be voted pro rata with the vote of the other limited partners.

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7. LEGAL PROCEEDINGS (Continued)

Upon approval by the National Realty unitholders, SAMLP shall withdraw as General Partner and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner will be elected and take office during the fourth quarter of 1998. Upon the election and taking office of the successor general partner and the distribution of the cash to the Moorman Class Members, the Moorman Settlement Plan and the Oversight Committee shall be terminated.

Under the Cash Distribution Agreement, SAMLP has agreed to waive its right under the Moorman Settlement Agreement to receive any payment from the Partnership of the fees it is entitled to receive upon the election of a successor general partner. As of December 31, 1997, this fee was calculated to be $49.6 million. In addition, pursuant to the Cash Distribution Agreement, the Partnership Agreement will be amended to provide that, upon voluntary resignation of the general partner, the resigning general partner shall not be entitled to the repurchase of its general partner interest under Paragraph 17.9 of the Partnership Agreement.

Under the Cash Distribution Agreement, the successor general partner will assume liability for the note receivable from SAMLP for its capital contribution to the Partnership. In addition, the successor general partner will assume liability for a note receivable which will require the repayment to the Partnership of the total amount of cash distributed by the Partnership under the Cash Distribution Agreement. This note will require repayment over a ten-year period, bear interest and be guaranteed by American Realty Trust, Inc., which (as of July 31, 1998) is the owner of a 96% limited partner interest in SAMLP and approximately 54.4% of the outstanding units of the Partnership.

In the event that the Cash Distribution Agreement is disapproved by the Supervising Judge or does not become effective pursuant to the provisions thereof, then the parties shall be restored to their respective positions as of December 14, 1997, all of the provisions of the Cash Distribution Agreement shall be voided and the Moorman Settlement Agreement shall remain in full force and effect.

On September 26, 1997, one of the original Moorman litigation defendants, Robert
A. McNeil, filed motions to (i) be installed as receiver for the Partnership and
(ii) disband the Oversight Committee. The Supervising Judge has continued the hearing on these motions pending the final approval of the Cash Distribution Agreement.

Other. The Partnership is involved in various lawsuits arising in the ordinary course of business. Management of the Partnership is of the opinion that the outcome of these lawsuits would have no material impact on the Partnership's financial condition.

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 8. SUBSEQUENT EVENTS

In July 1998, the Partnership paid in full two mortgage notes payable in the total amount of $3.5 million secured by six of the Partnership's mortgage notes receivable.

Also in July 1998, Garden Capital, L.P. ("GCLP"), a Delaware limited partnership in which the Partnership holds a 99.3% limited partner interest, commenced a three-phase refinancing whereby GCLP is refinancing the mortgage debt secured by 50 of the properties held by it. Phase I consisted of 18 of the properties, located in Arizona, Florida, Illinois, Indiana, Kansas, Missouri, Oklahoma and Texas, which were refinanced in the total amount of $150.0 million. GCLP received net cash of $33.6 million after paying off $102.9 million in existing mortgage debt, the funding of required escrows and the payment of various closing costs associated with the Phase I financing. The Partnership received $32.1 million of net cash from Phase I. This new mortgage bears interest at 6.88% per annum, requires monthly payments of principal and interest of $1.0 million and matures in July 2003. Phase II consists of a bridge financing of 29 of the properties, located in Arizona, Arkansas, California, Colorado, Florida, Georgia, Kansas, Louisiana, Michigan, Missouri, Nebraska, Ohio, Oklahoma, Tennessee, Texas and Virginia, which were refinanced in the total amount of $86.2 million. GCLP received net cash of $1.4 million after paying off $80.0 million in existing mortgage debt, the funding of required escrows and the payment of various closing costs associated with the Phase II financing. This bridge financing bears interest at a variable rate, currently 7.1563% per annum, requires monthly payments of interest only and matures in January 1999. The Partnership paid a mortgage brokerage and equity refinancing fee of $2.4 million to BCM based on the two new $236.2 million mortgages. Three additional properties are unencumbered. The new mortgage loans require that cash flow from the 47 properties be used to fund various escrow and reserve accounts and limits the payment of distributions to the Partnership. GCLP expects to complete the third and final Phase in November when the Phase II bridge loan will be converted to long term financing.

The Partnership used $13.2 million of the net cash received from the refinancings to pay off debt secured by NOLP's interest in GCLP.

In July 1998, the Partnership completed the sale of the Lakewood Park Apartments, a 240 unit apartment complex in St. Petersburg, Florida, for $5.5 million in cash. The property is classified as held for sale in the accompanying June 30, 1998 Consolidated Balance Sheet. The Partnership received net cash of $5.2 million after the payment of various closing costs associated with the sale. The Partnership paid a real estate brokerage commission of $165,000 to Carmel Realty based on the $5.5 million sales price of the property. The Partnership will recognize a gain of approximately $1.5 million on the sale.

Also in July 1998, the Partnership completed the sale of the Royal Oaks Apartments, a 300 unit apartment complex in Stone Mountain, Georgia, for $6.8 million in cash. The property is classified as held for sale in the accompanying June 30, 1998 Consolidated Balance Sheet. The Partnership received net cash of $6.6 million after the payment of various closing costs associated with the sale. The Partnership paid a

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 8. SUBSEQUENT EVENTS (Continued)

real estate brokerage commission of $203,000 to Carmel Realty based on the $6.8 million sales price of the property. The Partnership will recognize a gain of approximately $3.5 million on the sale.

                             ----------------------

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

In November 1992, the Operating Partnership, in conjunction with a refinancing of 52 of its apartment properties and a wraparound note receivable, transferred such assets to Garden Capital, L.P. ("GCLP"), a Delaware limited partnership in which the Operating Partnership holds a 99.3% limited partner interest. In July 1998, the 50 properties then owned by GCLP were refinanced, as discussed below.

Liquidity and Capital Resources

Cash and cash equivalents aggregated $16.8 million at June 30, 1998 compared to $17.2 million at December 31, 1997. The principal reasons for this decrease in cash are discussed in the paragraphs below.

The Managing General Partner of the Partnership's General Partner has discretion in determining methods of obtaining funds for the Partnership's operations. The Partnership's governing documents place no limitation on the amount of leverage that the Partnership may incur either in the aggregate or with respect to any particular property or other investment. At June 30, 1998, the aggregate loan-to-value ratio of the Partnership's real estate portfolio was 49.1%, computed on the basis of the ratio of total property-related debt to aggregate appraised values as of June 30, 1998, as compared with a loan-to-value ratio of 43.4% at December 31, 1997.

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

In November 1992, in conjunction with the transfer of the net assets of 52 apartment complexes and a wraparound note receivable to GCLP, such assets were refinanced under a $223 million blanket mortgage loan. The blanket mortgage loan required that cash flow from the GCLP properties be used to fund various escrow and reserve accounts and limited the payment of distributions to the Partnership. During the three and six months ended June 30, 1998, the Partnership received distributions from GCLP totaling $10.0 million and $11.5 million, compared to distributions totaling $1.2 million and $2.0 million (excluding proceeds from the released credit enhancement escrow, as described below) received during the three and six months ended June 30, 1997.

In January 1997, GCLP replaced the credit enhancement escrow with a $18.5 million letter of credit. The letter of credit provided by a financial institution in the amount of $18.5 million was for a term of not less than two years and was to be used to pay operating shortfalls of GCLP's properties. The Partnership received net cash of $11.3 million from the released credit enhancement escrow, after the payment of various costs associated with the letter of credit.

During the first and second quarters of 1998, the Partnership funded a $350,000 loan to Ellis Development Company, Inc. The loan is secured by 4.5 acres of land located in Abilene, Texas.

In 1997, the Partnership funded a total of $1.3 million of a $1.5 million loan commitment to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by (i) a 100% limited partnership interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (ii) 100% of the stock of Bordeaux Investments One, Inc., which owns approximately 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (iii) the personal guarantees of the Bordeaux partners. Through July 1998, an additional $53,000 was funded and the loan was modified, increasing the principal balance to $1.4 million. The Partnership has committed to fund an additional $24,000, at which time the loan will be modified to increase the principal balance. The Partnership received the required December 31, 1997 deferred interest payment in January 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

In April 1998, the Partnership sold the Brookview Apartments, a 156 unit apartment complex Smyrna, Georgia, for $4.5 million. The Partnership received net cash of $432,000 from the sale.

Also in April 1998, the Partnership sold the Creekwood Apartments, a 300 unit apartment complex in College Park, Georgia, for $5.5 million. The Partnership received net cash of $884,000 from the sale.

Further in April 1998, the Partnership sold 338 acres of undeveloped land in Granby, Colorado for $800,000 in cash. The Partnership received net cash of $792,000 from the sale.

During the first and second quarters of 1998, the Partnership funded a total of $3.8 million of a $3.9 million loan commitment to Centura Tower, Ltd. The loan is secured by a mortgage on 2.244 acres of land in Dallas, Texas.

During the first and second quarters of 1998, the Partnership funded $2.1 million of a $2.2 million loan commitment to Varner Road Partners, L.L.C. The loan is secured by 129.77 acres of land in Riverside County, California and a pledge of the stock of the borrower.

In May 1998, the Partnership funded $713,000 of a $836,000 loan commitment to Warwick of Summit, Inc., of which $619,000 was used to repay the $611,000 Tara Summit loan from the Partnership. The loan is secured by a second lien on a shopping center in Rhode Island, by 100% of the stock of the borrower and by the personal guarantee of the of the principal shareholder of the borrower. In June 1998, the Partnership funded the remaining $123,000 of the initial loan commitment and through July 1998, an additional $301,000 was funded, increasing the loan balance to $1.1 million.

Also in May 1998, the Partnership sold the Alexandria Apartments, a 406 unit apartment complex in Decatur, Georgia, for $12.4 million. The Partnership received $3.8 million in net cash from the sale.

Further in May 1998, the Partnership refinanced the mortgage debt secured by the Quail Point Apartments in Huntsville, Alabama in the amount of $3.9 million. The Partnership received net cash of $1.5 million after paying off $2.1 million in existing mortgage debt, the funding of required escrows and the payment of various closing costs associated with the financing.

In June 1998, the Partnership sold Countryside Plaza, a 184,878 square foot shopping center in Clearwater, Florida, for $4.1 million. The Partnership received net cash of $1.8 million from the sale.

Also in June 1998, the Partnership funded a $350,000 loan to RB Land & Cattle, L.L.C. The loan is secured by a pledge of a note secured by 7,200 acres of undeveloped land near Crowell, Texas and the personal guarantee of the borrower.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Further in June 1998, the Partnership funded a $2.4 million loan to Cuchara Partners, Ltd. and Ski Rio Partners, Ltd. The loan is secured by (i) first lien on approximately 1,000 acres of land in Huerfano County, Colorado, known as Cuchara Valley Mountain Ski Resort; (ii) assignment of a $2.0 million promissory note which is secured by approximately 2,623 acres of land in Taos County, New Mexico, known as Ski Rio Resort; and (iii) a pledge of all related partnership interests.

In the second quarter of 1998, the Partnership received a total of $21.2 million from the payoff of three of its mortgage notes receivable. In connection with the payoff of one of the notes, the Partnership paid off an underlying lien with a principal balance of $14.6 million, including a prepayment penalty. The Partnership recognized a previously deferred gain of $12.2 million related to the 1988 sale of the property, the gain having been deferred until the Partnership provided sales financing was paid off. The Partnership also made a $3.5 million paydown of a mortgage partially secured by another of its paid off notes.

In December 1997, the Partnership funded a $3.5 million loan to Stratford & Graham Developers, L.L.C. The loan is secured by a mortgage on 1,485 acres of land in Riverside County, California. In the second quarter of 1998, the Partnership funded an additional $131,000.

   In July 1998, GCLP, a partnership in which the Partnership holds a 99.3% limited partner interest, commenced a three-phase refinancing whereby GCLP is refinancing the mortgage debt secured by the 50 properties held by it. Phase I consisted of 18 of the properties, located in Arizona, Florida, Illinois, Indiana, Kansas, Missouri, Oklahoma and Texas, which were refinanced in the total amount of $150.0 million. GCLP received net cash of $33.6 million after paying off $102.9 million in existing mortgage debt, the funding of required escrows and the payment of various closing costs associated with the Phase I financing. The Partnership received $32.1 million of net cash from Phase I. Phase II consists of a bridge financing of 29 of the properties, located in Arizona, Arkansas, California, Colorado, Florida, Georgia, Kansas, Louisiana, Michigan, Missouri, Nebraska, Ohio, Oklahoma, Tennessee, Texas and Virginia, were refinanced in the amount of $86.2 million. GCLP received net cash of $1.4 million after paying off $80.0 million in existing mortgage debt, the funding of required escrows and the payment of various closing costs associated with the Phase II financing. The new mortgage loans require that cash flow from the 47 properties be used to fund various escrow and reserve accounts and limits the payment of distributions to the Partnership. GCLP expects to complete the third and final Phase in November when the Phase II bridge loan will be converted to long term financing.

The Partnership used $13.2 million of the net cash received from the refinancings to pay off debt secured by NOLP's interest in GCLP.

In July 1998, the Partnership completed the sale of the Lakewood Park Apartments, a 240 unit apartment complex in St. Petersburg, Florida, for $5.5 million. The property is classified as held for sale in the accompanying June 30, 1998 Consolidated Balance Sheet. The Partnership received net cash of $5.2 million from the sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Also in July 1998, the Partnership completed the sale of the Royal Oaks Apartments, a 300 unit apartment complex in Stone Mountain, Georgia, for $6.8 million in cash. The property is classified as held for sale in the accompanying June 30, 1998 Consolidated Balance Sheet. The Partnership received net cash of $6.6 million from the sale.

In the first six months of 1998, the Partnership declared and paid quarterly distributions aggregating $.25 per unit, or a total of $1.6 million.

The Partnership's net cash flow from property operations (rents collected less payments for property operating expenses) decreased from $12.5 million and $23.9 million for the three and six months ended June 30, 1997 to $10.4 million and $21.2 million for the three and six months ended June 30, 1998. This decrease is primarily due to the sale of one apartment complex and three commercial properties in 1997 and the sale of three apartment complexes and one commercial property in the first half on 1998.

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

The withdrawal of the General Partner requires the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. The Moorman Settlement Agreement provides that any payment for such Redeemable General Partner Interest, fees and other compensation during the pendency of the Moorman Settlement Agreement may, at the option of the Oversight Committee (also established under the Moorman Settlement Agreement), be made over three years pursuant to a secured promissory note bearing interest at a financial institution's prime rate. The Managing General Partner has calculated the fair value of the Redeemable General Partner Interest at December 31, 1997 to be $49.6 million, and believes that there has been no material change in such value since that date. The Partnership would be entitled to offset against such payment the then outstanding principal balance of the note receivable ($4.2 million at June 30, 1998) plus all accrued and unpaid interest ($7.8 million at June 30, 1998) on the note receivable from the General Partner representing its capital contribution to the Partnership. When Syntek Asset Management, L.P. ("SAMLP") withdraws as General Partner of the Partnership, the fair value of the Redeemable General Partner Interest would depend on the value of the Partnership's assets at the time of calculation and there

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

On December 15, 1997, National Realty, SAMLP, the Oversight Committee, Joseph B. Moorman, Invenex and the Moorman Class Counsel executed an Agreement for Establishment of Class Distribution Fund and Election of Successor General Partner (the "Resolution Agreement") which provides for the nomination of an entity affiliated with SAMLP to be the successor general partner of the Partnership, for the establishment of a fund for the benefit of the Moorman Class Members consisting of cash and properties owned by the Partnership and for the resolution of all related matters under the Moorman Settlement Agreement. Invenex is a company controlled by Ronald T. Baker, a member of the Oversight Committee.

The Resolution Agreement was submitted to the Supervising Judge and on February 11, 1998, the Supervising Judge entered an order granting preliminary approval of the Resolution Agreement. On July 15, 1998, National Realty, SAMLP and the Oversight Committee executed an Agreement for Cash Distribution and Election of Successor General Partner (the "Cash Distribution Agreement") which provides for the nomination of an entity affiliated with SAMLP to be the successor general partner of the Partnership, for the distribution of $11.4 million to the Moorman Class Members and for the resolution of all related matters under the Moorman Settlement Agreement. The Cash Distribution Agreement was submitted to the Supervising Judge on July 23, 1998 as an alternative to the Resolution Agreement. On July 27, 1998, Invenex withdrew the proposal for approval of the Resolution Agreement. On August 4, 1998, the Supervising Judge entered an order granting preliminary approval of the Cash Distribution Agreement and directed that a notice be prepared to be mailed to the Moorman Class Members describing the Cash Distribution Agreement. In addition, the Supervising Judge scheduled October 16, 1998 as the date for the final hearing on any objections to the Cash Distribution Agreement.

Pursuant to the order entered on August 4, 1998, $11.4 million will be deposited by the Partnership into an escrow account following the final approval by the Supervising Judge of the Cash Distribution Agreement. The actual distribution of the cash to the Moorman Class Members will occur immediately following the election and taking office of the successor general partner. The distribution of the cash shall be made to the Moorman Class Members pro rata based upon the number of units originally issued to each Moorman Class Member upon the formation of the Partnership in 1987. The distribution of cash will be under the control of an independent settlement administrator.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the unitholders of National Realty for a vote. All units of the Partnership owned by affiliates of SAMLP (approximately 60.5% of the outstanding units of the Partnership as of July 31, 1998) will be voted pro rata with the vote of the other limited partners.

Upon approval by the National Realty unitholders, SAMLP shall withdraw as General Partner and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner will be elected and take office during the fourth quarter of 1998. Upon the election and taking office of the successor general partner and the distribution of the cash to the Moorman Class Members, the Moorman Settlement Plan and the Oversight Committee shall be terminated.

Under the Cash Distribution Agreement, SAMLP has agreed to waive its right under the Moorman Settlement Agreement to receive any payment from the Partnership of the fees it is entitled to receive upon the election of a successor general partner. As of December 31, 1997, this fee was calculated to be $49.6 million. In addition, pursuant to the Cash Distribution Agreement, the Partnership Agreement will be amended to provide that, upon voluntary resignation of the general partner, the resigning general partner shall not be entitled to the repurchase of its general partner interest under Paragraph 17.9 of the Partnership Agreement.

Under the Cash Distribution Agreement, the successor general partner will assume liability for the note receivable from SAMLP for its capital contribution to the Partnership. In addition, the successor general partner will assume liability for a note receivable which will require the repayment to the Partnership of the total amount of cash distributed by the Partnership under the Cash Distribution Agreement. This note will require repayment over a ten-year period, bear interest and be guaranteed by American Realty Trust, Inc., which (as of July 31, 1998) is the owner of a 96% limited partner interest in SAMLP and approximately 54.4% of the outstanding units of the Partnership.

In the event that the Cash Distribution Agreement is disapproved by the Supervising Judge or does not become effective pursuant to the provision thereof, then the properties shall be restored to their respective positions as of December 14, 1997, all of the provisions of the Cash Distribution Agreement shall be voided and the Moorman Settlement Agreement shall remain in full force and effect.

On September 26, 1997, one of the original Moorman litigation defendants, Robert
A. McNeil, filed motions to (i) be installed as receiver for the Partnership and
(ii) disband the Oversight Committee. The Supervising Judge has continued the hearing on these motions pending the final approval of the Cash Distribution Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The outcome of this matter cannot presently be determined and the consolidated financial statements do not include any adjustments that might result from the outcome of this matter.

Results of Operations

The Partnership had net income of $22.1 million and $22.6 million for the three and six months June 30, 1998 including gains on sale of real estate totaling $28.6 million in each period. The Partnership had net income of $3.3 million and $3.1 million for the three and six months ended June 30, 1997 including gains on sale of real estate totaling $3.6 million in each period. These and other factors contributing to the Partnership's net income are discussed in the following paragraphs.

Rents decreased to $26.9 million and $55.2 million for the three and six months ended June 30, 1998 from $27.9 million and $55.6 million for the three and six months ended June 30, 1997. These decreases are primarily due to a decrease of $2.3 million and $3.0 million resulting from the sale of four apartment complexes and three commercial properties subsequent to June 30, 1997. These decreases were partially offset by an increase of $1.3 million and $2.6 million due to increased rental rates at the Partnership's apartments and commercial properties. Rents are expected to continue to decrease during the remainder of 1998 as the Partnership continues to selectively sell properties.

Interest income increased to $1.3 million and $2.6 million for the three and six months ended June 30, 1998 from $925,000 and $1.8 million for the three and six months ended June 30, 1997. These increases are attributable to loans funded in 1997 and 1998. Interest income for the remaining six months of 1998 is expected to be slightly lower than the first six months due to the payoff of three mortgage loans.

Interest expense at $8.2 million and $16.9 million for the three and six months ended June 30, 1998 approximated the $8.5 million and $17.0 million for the three and six months ended June 30, 1997. Interest expense is expected to decline over the remainder of 1998 as a result of the refinancing of the GCLP debt at lower interest rates and the expected continued sale of selected properties by the Partnership.

Deferred borrowing costs for the three and six months ended June 30, 1998, is the unamortized borrowing costs associated with the November 1992 refinancing of the GCLP properties. The November 1992 GCLP debt due was refinanced in July 1998, as described above. See NOTE 8. "SUBSEQUENT EVENTS."

Depreciation, property taxes and insurance, utilities, repairs and maintenance, other property operation expenses, property management fees and general and administrative expenses for the three and six months ended June 30, 1998 all declined from 1997 due to the sale of four apartment complexes and three commercial properties subsequent to June

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

30, 1997 and property level payroll approximated that of 1997. These costs are expected to continue to decrease during the remainder of 1998 as the Partnership continues to selectively sell properties.

For the three and six months ended June 30, 1997, the Partnership recognized a gain on the sale of real estate of $3.6 million on the sale of Tollhill East Office Building in April 1997. For the three and six months ended June 30, 1998, gains on sale of real estate totaled $28.6 million, $3.1 million on the sale of Brookview Apartments in April 1998, $2.9 million on the sale of Creekwood Apartments in April 1998, $772,000 on the sale of Indian Meadows land in April 1998, $8.5 million on the sale of Alexandria Apartments in May 1998, $1.1 million on the sale of Countryside Plaza in June 1998 and a $12.2 million deferred gain on a 1988 property sale, on the payoff of a mortgage note receivable secured by such property in June 1998. See NOTE 4. "REAL ESTATE" and
NOTE 3. "NOTES RECEIVABLE."

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

Year 2000

The Managing General Partner has advised the Partnership that its current computer software has been certified by the Information Technology Association of America ("ITAA") as year 2000 compliant. The Managing General Partner has also advised the Partnership that it has recently received and plans to install in the third quarter of 1998 the ITAA certified year 2000 compliant operating system for its computer hardware.

                           --------------------------

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See NOTE 7. "LEGAL PROCEEDINGS - Moorman Settlement," of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in PART I for information relating to legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit
Number                            Description
-------       -----------------------------------------------------

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


                                       NATIONAL REALTY, L.P.

                                       By its General Partner:

                                       SYNTEK ASSET MANAGEMENT, L.P.

                                       By its General Partners:

                                       SYNTEK ASSET MANAGEMENT, INC.



Date:     August 14, 1998              By:  /s/ Randall M. Paulson
     -------------------------            ---------------------------------
                                          Randall M. Paulson
                                          Director and President


Date:     August 14, 1998              By:  /s/ Thomas A. Holland
     -------------------------            ---------------------------------
                                          Thomas A. Holland
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)


Date:     August 14, 1998              By:  /s/ Gene E. Phillips
     -------------------------            ---------------------------------
                                          Gene E. Phillips
                                          General Partner
                                          Syntek Asset Management, L.P.

                              NATIONAL REALTY, L.P.

                                   EXHIBITS TO

                          QUARTERLY REPORT ON FORM 10-Q

                       For the Quarter ended June 30, 1998




Exhibit                                                    Page
Number                Description                         Number
-------   ------------------------------------------      ------
   11.0   Computation of Earnings Per Unit                 30

   27.0   Financial Data Schedule                          31