Form 10-Q
period 1998-09-30
NATIONAL REALTY L P
filed 1998-11-16
CIK 819671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED SEPTEMBER 30, 1998
                                                        ------------------


                          Commission File Number 1-9648
                                                 ------


                              NATIONAL REALTY, L.P.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



           Delaware                                             75-2163175
  ------------------------------                             -------------------
  (State or Other Jurisdiction of                             (I.R.S. Employer
  Incorporation or Organization)                             Identification No.)



      10670 North Central Expressway, Suite 300, Dallas, Texas         75231
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
Yes [X].  No [ ].


Units of Limited Partner Interest                         6,321,255
---------------------------------             ---------------------------------
         (Class)                              (Outstanding at October 30, 1998)

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


                              NATIONAL REALTY, L.P.
                           CONSOLIDATED BALANCE SHEETS

                                                        September 30,      December 31,
                                                            1998               1997
                                                        -------------      -------------
                                                            (dollars in thousands)
                   Assets
Real estate held for investment
   Land ...........................................     $      39,712      $      48,738
   Buildings and improvements .....................           332,817            386,477
                                                        -------------      -------------
                                                              372,529            435,215

   Less - accumulated depreciation ................          (200,731)          (223,791)
                                                        -------------      -------------
                                                              171,798            211,424

Real estate held for sale, net of accumulated
   depreciation ($5,361 in 1998) ..................             4,581               --

Notes and interest receivable, net of deferred
   gains of $2,431 in 1998 and $15,787 in 1997 ....            41,297             26,853

   Less - allowance for estimated losses ..........            (1,910)            (1,910)
                                                        -------------      -------------
                                                               39,387             24,943

Cash and cash equivalents .........................            42,205             17,180
Accounts receivable (including $7,319 in 1998
   from affiliates) ...............................            11,591              3,327
Prepaid expenses (including $310 in 1998 and $267
   in 1997 from affiliates) .......................               835              1,069
Escrow deposits and other assets ..................             7,548              6,597
Marketable equity securities of affiliate, at
   market .........................................             2,985              2,814
Deferred financing costs ..........................             9,555             12,226
                                                        -------------      -------------

                                                        $     290,485      $     279,580
                                                        =============      =============



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                              NATIONAL REALTY, L.P.
                     CONSOLIDATED BALANCE SHEETS - Continued





                                                          September 30,      December 31,
                                                              1998               1997
                                                          -------------      -------------
                                                                (dollars in thousands)
    Liabilities and Partners' Equity (Deficit)

Liabilities
   Notes and interest payable .......................     $     331,765      $     339,102
   Accrued property taxes ...........................             6,389              6,906
   Accounts payable and other liabilities ...........             2,018              7,242
   Tenant security deposits .........................             3,047              3,163
                                                          -------------      -------------
                                                                343,206            356,413

Commitments and contingencies

Redeemable General Partner Interest .................            45,442             45,442

Partners' equity (deficit)
   General Partner ..................................             3,345              2,822
   Limited Partners (6,321,617 units in 1998 and
      6,323,438 units in 1997) ......................           (54,620)           (78,024)
   Unrealized gain on marketable equity securities
      of affiliate ..................................             2,716              2,544
                                                          -------------      -------------
                                                                (48,559)           (72,658)

   Less - Redeemable General Partner Interest .......           (49,617)           (49,617)
                                                          -------------      -------------

                                                                (98,176)          (122,275)
                                                          -------------      -------------
                                                          $     290,485      $     279,580
                                                          =============      =============






              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                              NATIONAL REALTY, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                     For the Three Months                  For the Nine Months
                                                      Ended September 30,                  Ended September 30,
                                               --------------------------------     --------------------------------
                                                   1998               1997              1998               1997
                                               -------------      -------------     -------------      -------------
                                                              (dollars in thousands, except per unit)
Revenues
   Rents .................................     $      26,036      $      28,287     $      81,197      $      83,896
   Interest ..............................             1,861              1,510             4,464              3,274
                                               -------------      -------------     -------------      -------------

                                                      27,897             29,797            85,661             87,170

Expenses
   Interest ..............................             6,572              8,519            23,483             25,552
   Deferred borrowing costs ..............             2,607               --              10,346               --
   Depreciation ..........................             2,618              2,584             7,432              7,726
   Property taxes & insurance ............             2,584              3,048             8,196              9,166
   Utilities .............................             2,601              3,031             8,247              9,036
   Property-level payroll costs ..........             1,656              1,738             4,944              4,898
   Repairs and maintenance ...............             7,351              6,848            18,821             19,225
   Other operating expenses ..............             1,022              1,111             3,365              3,277
   Property management fees ..............             1,294              1,186             3,668              3,570
   General and administrative ............             1,524              1,580             5,075              5,081
                                               -------------      -------------     -------------      -------------

                                                      29,829             29,645            93,577             87,531
                                               -------------      -------------     -------------      -------------

Income (loss) from operations ............            (1,932)               152            (7,916)              (361)
Gain on sale of real estate ..............             5,583              2,067            34,216              5,654
                                               -------------      -------------     -------------      -------------

Net income ...............................     $       3,651      $       2,219     $      26,300      $       5,293
                                               =============      =============     =============      =============



Earnings per unit

Net income ...............................     $         .57      $         .34     $        4.08      $         .82
                                               =============      =============     =============      =============



Weighted average units of
   limited partner interest
   used in computing earnings
   per unit ..............................         6,321,622          6,328,916         6,322,528          6,326,916
                                               =============      =============     =============      =============




              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                              NATIONAL REALTY, L.P.
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998



                                                                                 Accumulated      Redeemable
                                                                                   Other           General            Partners'
                                                General         Limited         Comprehensive      Partner             Equity
                                                Partner         Partners           Income          Interest           (Deficit)
                                             -------------    -------------     -------------    -------------     -------------
                                                                     (dollars in thousands, except per unit)
Balance, January 1, 1998 ................    $       2,822    $     (78,024)    $       2,544    $     (49,617)    $    (122,275)



Comprehensive income

   Unrealized gain on marketable
      equity securities of affiliate ....             --               --                 172             --                 172

   Net income ...........................              523           25,777              --               --              26,300
                                                                                                                   -------------
                                                                                                                          26,472

Distributions ($.375 per unit) ..........             --             (2,373)             --               --              (2,373)
                                             -------------    -------------     -------------    -------------     -------------



Balance, September 30, 1998 .............    $       3,345    $     (54,620)    $       2,716    $     (49,617)    $     (98,176)
                                             =============    =============     =============    =============     =============



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                              NATIONAL REALTY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                For the Nine Months
                                                                Ended September 30,
                                                          -------------------------------
                                                              1998              1997
                                                          -------------     -------------
                                                               (dollars in thousands)
Cash Flows From Operating Activities
   Rents collected ...................................    $      78,897     $      83,541
   Interest collected ................................            2,768             2,871
   Interest paid .....................................          (22,145)          (21,526)
   Payments for property operations ..................          (49,165)          (48,392)
   General and administrative expenses paid ..........           (6,645)           (6,153)
                                                          -------------     -------------

        Net cash provided by operating activities ....            3,710            10,341


Cash Flows From Investing Activities
   Proceeds from sale of real estate .................           51,995             4,409
   Real estate improvements ..........................           (1,650)           (2,956)
   Collections on notes receivable ...................           22,632             9,884
   Funding of notes receivable .......................          (24,539)          (15,893)
   Advance to affiliates .............................           (7,319)             --
                                                          -------------     -------------

        Net cash provided by (used in) investing
           activities ................................           41,119            (4,556)


Cash Flows From Financing Activities
   Proceeds from notes payable .......................          327,057            24,885
   Payment of pension notes ..........................             --             (14,645)
   Payments on notes payable .........................         (332,822)          (12,522)
   Receipt from escrow ...............................             --              12,423
   Distributions to unitholders ......................           (2,373)           (1,897)
   Distributions to Garden Capital, L.P. general
        partners .....................................           (1,098)             (260)
   Deferred financing costs ..........................          (10,143)           (1,132)
   Deposits on pending financings ....................             (425)             --
   Exercise of warrants ..............................             --                  20
                                                          -------------     -------------

        Net cash provided by (used in) financing
           activities ................................          (19,804)            6,872
                                                          -------------     -------------


        Net increase in cash and cash equivalents ....           25,025            12,657

Cash and cash equivalents at beginning of period .....           17,180             5,872
                                                          -------------     -------------
Cash and cash equivalents at end of period ...........    $      42,205     $      18,529
                                                          =============     =============




              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                              NATIONAL REALTY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                             For the Nine Months
                                                             Ended September 30,
                                                          -------------------------
                                                             1998           1997
                                                          ----------     ----------
                                                            (dollars in thousands)
Reconciliation of net income to net cash
   provided by operating activities
Net income ...........................................    $   26,300     $    5,293
   Adjustments to reconcile net income to net
        cash provided by operating activities
   Depreciation ......................................         7,432          7,726
   Deferred borrowing costs written off ..............        10,346
   Gain on sale of real estate .......................       (34,216)        (5,654)
   Decrease in other assets ..........................           376          1,516
   (Increase) in interest receivable .................          (924)          (167)
   Increase (decrease) in interest payable ...........        (1,572)         1,588
   (Decrease) in other liabilities ...................        (4,032)          (221)
                                                          ----------     ----------

        Net cash provided by operating activities ....    $    3,710     $   10,081
                                                          ==========     ==========



Schedule of noncash financing activities
   Unrealized gain on marketable equity securities ...    $      172     $    1,284
   Notes payable assumed by buyer upon sale of
        properties ...................................         8,584           --





              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                              NATIONAL REALTY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.        BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements of National Realty, L.P. and consolidated entities (the "Partnership") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

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

NOTE 3.        NOTES RECEIVABLE

During the first, second and third quarters of 1998, the Partnership funded a total of $4.1 million of a $5.9 million loan commitment to Centura Tower, Ltd. In the fourth quarter of 1998, the Partnership funded the remainder of its loan commitment. In November 1998, the Partnership increased its loan commitment to $23.8 million, funding an additional $3.5 million. The loan is secured by 2.244 acres of land, and an office building under construction in Dallas, Texas. The loan bears interest at 12.0% per annum, requires monthly payments based on net revenues after development of the land and matures in January 2003. The borrower has not obtained a construction loan, therefore, the

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.        NOTES RECEIVABLE (Continued)

Partnership may be required to fund construction costs in excess of its loan commitment, in order to preserve its collateral interest. Cost to construct the office building is in excess of $60.0 million.

During the first, second and third quarters of 1998, the Partnership funded $2.1 million of a $2.2 million loan commitment to Varner Road Partners, L.L.C. The loan is secured by 129.77 acres of land in Riverside County, California and a pledge of the stock of the borrower. The loan bears interest at 15.0% per annum and matures in September 1999. All principal and interest are due at maturity.

During the first and second quarters of 1998, the Partnership funded a $356,000 loan to Ellis Development Company, Inc. The loan is secured by 4.5 acres of land in Abilene, Texas. The loan bears interest at 14.0% per annum and matures in April 1999. All principal and interest are due at maturity. In August 1998, the loan was modified and extended, increasing the loan commitment to $946,000, of which to date $942,000 has been funded and extending the maturity date to August 1999. In exchange for the modification and extension the borrower pledged additional collateral consisting of the personal guarantees of the principal owners of the borrower, a first lien on two pad sites in Lancaster, Texas and a collateral assignment of a $220,000 note receivable. All other terms of the loan remain the same.

In May 1998, the Partnership funded $713,000 of a $836,000 loan commitment to Warwick of Summit, Inc., of which $619,000 was used to repay the $611,000 Tara Summit loan from the Partnership. The new loan is secured by a second lien on a shopping center in Rhode Island, by 100% of the stock of the borrower and by the personal guarantee of the principal shareholder of the borrower. The loan bears interest at 14.0% per annum and matures in December 1999. All principal and interest are due at maturity. In June 1998, the Partnership funded the remaining $123,000 of the initial loan commitment and in July 1998, an additional $301,000 was funded, increasing the loan balance to $1.1 million. In August 1998, the loan was modified, increasing the commitment to $1.8 million, of which $47,000 remains to be funded. All other terms of the loan remain the same.

In June 1998, the Partnership funded a $350,000 loan to RB Land & Cattle, L.L.C. The loan is secured by a pledge of a note secured by 7,200 acres of undeveloped land near Crowell, Texas and the personal guarantee of the borrower. The loan bears interest at 10.0% per annum and matures in December 1998. All principal and interest are due at maturity.

Also in June 1998, the Partnership funded a $2.4 million loan to Cuchara Partners, Ltd. and Ski Rio Partners, Ltd. The loan is secured by (1) a first lien on approximately 1,000 acres of land in Huerfano County, Colorado, known as Cuchara Valley Mountain Ski Resort; (2) assignment of

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.        NOTES RECEIVABLE (Continued)

a $2.0 million promissory note which is secured by approximately 2,623 acres of land in Taos County, New Mexico, known as Ski Rio Resort; and (3) a pledge of all related partnership interests. The loan bears interest 16.0% per annum and matures in June 1999. All principal and interest are due at maturity. In July 1998, the Partnership funded an additional $1.8 million, increasing the loan balance to $4.2 million. All other terms of the loan remain the same. In October 1998, the Partnership received $29,000 on the sale of three parcels of the collateral property in Taos, New Mexico. This loan is cross- collateralized with other JNC Enterprises, Ltd. ("JNC") loans discussed below and in NOTE 8. "SUBSEQUENT EVENTS."

In August 1998, the Partnership funded a $6.0 million loan to Centura Holdings, LLC, a subsidiary of Centura Tower, Ltd. The loan is secured by 6.4109 acres of developed land in Dallas, Texas. The loan bears interest at 15.0% per annum and matures in August 2000. All principal and interest are due at maturity.

Also in August 1998, the Partnership funded a $3.7 million loan to JNC. The loan is secured by a contract to purchase 387 acres of land in Collin County, Texas, the guaranty of the borrower and the personal guarantees of its partners. The loan bears interest at 12.0% per annum and matures the earlier of termination of the contract or February 1999. All principal and interest are due at maturity. This loan is cross- collateralized with the Cuchara/Ski Rio loan discussed above and other JNC loans discussed in NOTE 8. "SUBSEQUENT EVENTS."

Further in August 1998, the Partnership funded a $635,000 loan to La Quinta Partners, LLC. The loan is secured by interest bearing accounts prior to being used as escrow deposits toward the purchase of a total of 956 acres of land in La Quinta, California. As the deposits are made, the contracts will be assigned to the Partnership. The loan bears interest at 10.0% per annum and matures in November 1998. All principal and interest are due at maturity.

In September 1998, the Partnership received payment in full of a $800,000 note receivable which had matured.

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

In December 1997, the Partnership funded a $3.5 million loan to Stratford & Graham Developers, L.L.C. The loan is secured by a mortgage

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.        NOTES RECEIVABLE (Continued)

on 1,485 acres of undeveloped land in Riverside County, California. The loan bears interest at 15.0% per annum and matures in June 1999. All principal and interest are due at maturity. In the second and third quarters of 1998, the Partnership funded an additional $199,000, and, through October 1998, an additional $20,000 was funded, increasing the loan balance to $3.7 million.

Beginning in 1997 and through September 1998, the Partnership funded its total loan commitment of $1.4 million to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by (1) a 100% limited partnership interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns approximately 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux partners. The loan bears interest at 14.0% per annum, requires monthly payments of interest only at 12.0% per annum, with the deferred interest payable at maturity in January 1999.

NOTE 4.        REAL ESTATE

The Partnership had a 75% general partner interest in Southern Palms Associates ("Southern Palms"), which owned the Southern Palms Shopping Center in Tempe, Arizona. In December 1997, the Partnership entered into an agreement with the 25% general partner in Southern Palms, which provided such partner with an option to purchase the Partnership's 75% interest in Southern Palms. The 25% general partner exercised his option in May 1998 and acquired the Partnership's 75% interest in Southern Palms for $5.5 million in cash. The Partnership recognized neither gain or loss on the sale of its partnership interest in Southern Palms.

In April 1998, the Partnership sold the Brookview Apartments, a 156 unit apartment complex in Smyrna, Georgia, for $4.5 million. The Partnership received net cash of $432,000 after the payment of various closing costs associated with the sale and the purchaser's assumption of the existing $4.0 million in mortgage debt. The Partnership paid a real estate brokerage commission of $180,000 to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of the Partnership's Managing General Partner. The Partnership recognized a gain of $3.1 million on the sale.

Also in April 1998, the Partnership sold the Creekwood Apartments, a 300 unit apartment complex in College Park, Georgia, for $5.5 million. The Partnership received net cash of $884,000 after the payment of various

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.        REAL ESTATE (Continued)

closing costs associated with the sale and the purchaser's assumption of the existing $4.6 million in mortgage debt. The Partnership paid a real estate brokerage commission of $166,000 to Carmel Realty. The Partnership recognized a gain of $2.9 million on the sale.

Further in April 1998, the Partnership sold 338 acres of undeveloped land in Granby, Colorado, for $800,000 in cash. The Partnership received net cash of $792,000 after the payment of various closing costs associated with the sale. The Partnership paid a real estate brokerage commission of $24,000 to Carmel Realty. The Partnership recognized a gain of $772,000 on the sale.

In May 1998, the Partnership sold the Alexandria Apartments, a 406 unit apartment complex in Decatur, Georgia, for $12.4 million. The Partnership received net cash of $3.8 million after paying off $8.2 million in mortgage debt, including a $289,000 prepayment penalty, and the payment of various closing costs associated with the sale. The Partnership paid a real estate brokerage commission of $372,000 to Carmel Realty. The Partnership recognized a gain of $8.5 million on the sale.

In June 1998, the Partnership sold Countryside Plaza, a 184,878 square foot shopping center in Clearwater, Florida, for $4.1 million. The Partnership received $1.8 million in net cash after paying off the existing $2.0 million in mortgage debt and the payment of various closing costs associated with the sale. The Partnership paid a real estate brokerage commission of $123,000 to Carmel Realty. The Partnership recognized a gain of $1.1 million on the sale.

In July 1998, the Partnership sold the Lakewood Park Apartments, a 240 unit apartment complex in St. Petersburg, Florida, for $5.5 million in cash. The Partnership received net cash of $5.2 million after the payment of various closing costs associated with the sale. The Partnership paid a real estate brokerage commission of $165,000 to Carmel Realty. The Partnership recognized a gain of $1.7 million on the sale.

Also in July 1998, the Partnership sold the Royal Oaks Apartments, a 300 unit apartment complex in Stone Mountain, Georgia, for $6.8 million in cash. The Partnership received net cash of $6.6 million after the payment of various closing costs associated with the sale. The Partnership paid a real estate brokerage commission of $203,000 to Carmel Realty. The Partnership recognized a gain of $3.9 million on the sale.

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

off $2.1 million in existing mortgage debt, the funding of required escrows and the payment of various closing costs associated with the financing. The new mortgage bears interest at 7.135% per annum, requires monthly payments of principal and interest of $25,964 and matures in June 2008. The Partnership paid a mortgage brokerage and equity refinancing fee of $39,000 to BCM, an affiliate of the Partnership's Managing General Partner.

In July 1998, the Partnership paid in full two mortgage loans in the total amount of $3.5 million secured by six of the Partnership's mortgage notes receivable.

Also in July 1998, Garden Capital, L.P. ("GCLP"), a Delaware limited partnership in which the Partnership holds a 99.3% limited partner interest, commenced a three-phase refinancing whereby GCLP is refinancing the mortgage debt secured by 50 of the properties held by it. Phase I consisted of 18 of the properties, located in Arizona, Florida, Illinois, Indiana, Kansas, Missouri, Oklahoma and Texas, which were refinanced in the total amount of $150.0 million. GCLP received net cash of $33.6 million after paying off $102.9 million in existing mortgage debt, the funding of required escrows and the payment of various closing costs associated with the Phase I refinancing. This new mortgage bears interest at 6.88% per annum, requires monthly payments of principal and interest of $1.0 million and matures in July 2003. The new $150.0 million mortgage loan requires that cash flow from the 18 properties be used to fund various escrow and reserve accounts and limits the payment of distributions to the Partnership. Phase II consisted of a bridge financing of 29 of the properties, located in Arizona, Arkansas, California, Colorado, Florida, Georgia, Kansas, Louisiana, Michigan, Missouri, Nebraska, Ohio, Oklahoma, Tennessee, Texas and Virginia, which were refinanced in the total amount of $86.2 million. GCLP received net cash of $1.4 million after paying off $80.0 million in existing mortgage debt, the funding of required escrows and the payment of various closing costs associated with the Phase II refinancing. This bridge financing bore interest at a variable rate, required monthly payments of interest only and matured in January 1999. GCLP paid a mortgage brokerage and equity refinancing fee of $2.4 million to BCM based on the $236.2 million Phase I and Phase II refinancings. Three additional GCLP properties are unencumbered.

In September 1998, GCLP completed Phase III of the refinancing by refinancing the properties secured by the Phase II bridge loan. The mortgage debt secured by sixteen of the properties, in Arizona, California, Colorado, Florida, Georgia, Kansas, Michigan, Missouri, Nebraska, Tennessee, Texas and Virginia was refinanced in the total amount of $90.7 million. GCLP received net cash of $1.7 million after the payoff of $83.4 million of Phase II principal and interest and funding of required escrows and closing costs. The new mortgages bear interest at rates ranging from 6.535% to 6.77% per annum, require monthly payments of principal and interest totaling $582,690 and mature

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.        NOTES PAYABLE (Continued)

in October 2008. No mortgage brokerage and equity refinancing fee was paid to BCM in conjunction with the Phase III refinancing. 12 Phase II properties were unencumbered after the payoff of the bridge loan. Of these, in October 1998, as discussed in NOTE 8. "SUBSEQUENT EVENTS," one property was sold and GCLP obtained mortgage financing secured by another.

The Partnership used $13.2 million of the net cash received from the refinancings to pay off debt secured by NOLP's interest in GCLP.

In August 1998, the Partnership obtained second lien financing secured by the Pheasant Ridge Apartments in Bellevue, Nebraska, in the amount of $825,000. The Partnership received net cash of $795,000 after the payment of various closing costs associated with the financing. The second lien mortgage bears interest at 7.275% per annum, requires monthly payments of $5,642 and matures in September 2009. The Partnership paid a mortgage brokerage and equity refinancing fee of $8,000 to BCM.

In September 1998, the Partnership refinanced the mortgage debt secured by the Chalet II Apartments in Topeka, Kansas, in the amount of $1.6 million. The Partnership received net cash of $388,000 after paying off $1.1 million in existing mortgage debt, the funding of required escrows and the payment of various closing costs associated with the financing. The new mortgage bears interest at 6.535% per annum, requires monthly payments of principal and interest of $10,150 and matures in October 2008. The Partnership paid a mortgage brokerage and equity refinancing fee of $16,000 to BCM.

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

The Moorman Settlement Agreement is complex and the following summary is qualified in its entirety by reference to the text thereof, which was previously included as an exhibit to the Partnership's Form 10-Q for the quarter ended March 31, 1990, as filed with the Securities and Exchange Commission. The Moorman Settlement Agreement provides for a plan (the "Moorman Settlement Plan") consisting of, among other things, the following: (1) the appointment and operation of a committee (the "Oversight Committee"), to oversee the implementation of the Moorman Settlement Plan, (2) the appointment and operation of an audit committee having a majority of members unaffiliated with Messrs. Phillips and Friedman or SAMLP, (3) the establishment of specified annually increasing targets described below (each a "Target") for each of the next five years through May 1995, relating to the price of the units of limited partner interest as decreased for certain distributions to unitholders, (4) an agreement by SAMLP not to seek reimbursement of greater than $500,000 per year for Messrs. Phillips' and Friedman's salaries for serving as general partners of SAMLP, (Mr. Friedman resigned as general partner of SAMLP effective March 4, 1994) and a deferral of such payments until such time as a Target may be met, and, if SAMLP resigns as General Partner, a waiver of any compensation so deferred, (5) a deferral until such time as a Target may be met of certain future annual General Partner compensation payable, pursuant to the Partnership's governing documents, to SAMLP or its affiliates, and, if SAMLP resigns as General Partner, a waiver of any compensation so deferred, (6) the required distribution to unitholders of all the Partnership's operating cash flow in excess of certain renovation costs, unless the Oversight Committee approves alternative uses for such operating cash flow, (7) the issuance of Warrants to purchase an aggregate of up to 2,019,579 units (the "Warrants") to Class Members, (8) the contribution by certain co-defendants of cash and notes payable to the Partnership aggregating $5.5 million (including $2.5 million to be contributed by SAMLP and its general partners over a four-year period), (9) the amendment of the Partnership Agreement to reduce the vote required to remove the General Partner from a two-thirds vote to a majority vote of the units, (10) the Partnership's redemption of its unit purchase rights and an agreement not to adopt a similar rights plan without Oversight Committee approval and (11) the Partnership's payment of certain settlement costs, including plaintiffs' attorneys' fees in the amount of $3.4 million. The Moorman Settlement Plan remains in effect until SAMLP has resigned as General Partner and a successor general partner is elected and takes office, and the Warrants remained exercisable for five years from the date of issuance and expired on February 14, 1997. Prior to their expiration a total of 1,631 Warrants were exercised for the purchase of 1,226 units.

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

The withdrawal of the General Partner would require the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. Under the Moorman Settlement Agreement, payment for such Redeemable General Partner Interest, fees and other compensation may, at the Oversight Committee's option, be paid over a three year period pursuant to a secured promissory note bearing interest at the prime rate and containing commercially reasonable terms and collateral. Under the Moorman

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.        LEGAL PROCEEDINGS (Continued)

Settlement Plan, the purchase price for Redeemable General Partner Interest would be calculated, as of the time SAMLP withdraws as General Partner under the Partnership's governing documents. The Managing General Partner has calculated the Redeemable General Partner Interest at December 31, 1997 to be $49.6 million, and believes there has been no material change in such value since such date. The Partnership would be entitled to offset against any such payment the then outstanding principal balance ($4.2 million at September 30, 1998) plus all accrued but unpaid interest ($8.1 million at September 30, 1998) on the note receivable from SAMLP for its capital contribution to the Partnership. In the accompanying Consolidated Financial Statements, the Redeemable General Partner Interest is shown as a reduction of Partners' Equity. The note receivable from the General Partner has been offset against the Redeemable General Partner Interest. The Oversight Committee previously has informed the Partnership that it calculated the amount of such Redeemable General Partner Interest to be less than the amount calculated by the Managing General Partner. When SAMLP withdraws as General Partner of the Partnership, the value of the Redeemable General Partner Interest would depend on the fair value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General Partner Interest, fees and other compensation payable on any such withdrawal will not be substantially higher or lower than any current estimate or calculation.

On December 15, 1997, National Realty, SAMLP, the Oversight Committee, Joseph B. Moorman, Invenex and the Moorman Class Counsel executed an Agreement for Establishment of Class Distribution Fund and Election of Successor General Partner (the "Resolution Agreement") which provided for the nomination of an entity affiliated with SAMLP to be the successor general partner of the Partnership, for the establishment of a fund for the benefit of the Moorman Class Members consisting of cash and properties owned by the Partnership and for the resolution of all related matters under the Moorman Settlement Agreement. Invenex is a company controlled by Ronald T. Baker, a member of the Oversight Committee.

The Resolution Agreement was submitted to the Supervising Judge and on February 11, 1998, the Supervising Judge entered an order granting preliminary approval of the Resolution Agreement. On July 15, 1998, National Realty, SAMLP and the Oversight Committee executed an Agreement for Cash Distribution and Election of Successor General Partner (the "Cash Distribution Agreement") which provides for the nomination of an entity affiliated with SAMLP to be the successor general partner of the Partnership, for the distribution of $11.4 million to the Moorman Class Members and for the resolution of all related matters under the Moorman Settlement Agreement. The Cash Distribution Agreement was submitted to the Supervising Judge on July 23, 1998 as an alternative to the Resolution Agreement. On July 27, 1998, Invenex withdrew the proposal for approval of the Resolution Agreement. On August 4, 1998, the Supervising Judge entered an order granting preliminary approval of the

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.        LEGAL PROCEEDINGS (Continued)

Cash Distribution Agreement. On September 9, 1998, a notice was mailed to the Moorman Class Members describing the Cash Distribution Agreement. On October 16, 1998, a hearing was held to consider any objections to the Cash Distribution Agreement. On October 23, 1998, the Supervising Judge entered an order granting final approval of the Cash Distribution Agreement. The Supervising Judge also entered orders requiring the Partnership to pay $404,000 in attorney's fees to Joseph B. Moorman's legal counsel, $30,000 to Joseph B. Moorman and $404,000 in attorney's fees to Robert A. McNeil's legal counsel.

Pursuant to the order, $11.4 million will be deposited by the Partnership into an escrow account. The actual distribution of the cash to the Moorman Class Members will occur immediately following the election and taking office of the successor general partner. The distribution of the cash shall be made to the Moorman Class Members pro rata based upon the number of units originally issued to each Moorman Class Member upon the formation of the Partnership in 1987. The distribution of cash will be under the control of an independent settlement administrator.

The proposal to elect the successor general partner will be submitted to the unitholders of National Realty for a vote. All units of the Partnership owned by affiliates of SAMLP (approximately 61.5% of the outstanding units of the Partnership as of October 30, 1998) will be voted pro rata with the vote of the other limited partners.

Upon approval by the National Realty unitholders, SAMLP shall withdraw as General Partner and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner will be elected and take office during the first quarter of 1999. Upon the election and taking office of the successor general partner and the distribution of the cash to the Moorman Class Members, the Moorman Settlement Plan and the Oversight Committee shall be terminated.

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

Under the Cash Distribution Agreement, the successor general partner will assume liability for the note receivable from SAMLP for its capital contribution to the Partnership. In addition, the successor general partner will assume liability for a note receivable which will require

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.        LEGAL PROCEEDINGS (Continued)

the repayment to the Partnership of the $11.4 million paid by the Partnership under the Cash Distribution Agreement plus the $808,000 in court ordered attorney's fees and the $30,000 paid to Joseph B. Moorman. This note will require repayment over a ten-year period, bear interest and be guaranteed by American Realty Trust, Inc. ("ART"), which (as of October 30, 1998) is the owner of a 96% limited partner interest in SAMLP and approximately 54.6% of the outstanding units of the Partnership.

In the event that the Cash Distribution Agreement does not become effective pursuant to the provisions thereof, then the parties shall be restored to their respective positions as of December 14, 1997, all of the provisions of the Cash Distribution Agreement shall be voided and the Moorman Settlement Agreement shall remain in full force and effect.

On September 26, 1997, one of the original Moorman litigation defendants, Robert
A. McNeil, filed motions to (1) be installed as receiver for the Partnership and
(2) disband the Oversight Committee. The October 23, 1998, order by the Supervising Judge denied the McNeil motions effective upon the payment by the Partnership of McNeil's attorney fees of $404,000. The Partnership paid these fees on November 12, 1998.

Other. The Partnership is involved in various lawsuits arising in the ordinary course of business. Management of the Partnership is of the opinion that the outcome of these lawsuits would have no material impact on the Partnership's financial condition.

NOTE 8.        SUBSEQUENT EVENTS

In October 1998, the Partnership funded a $1.0 million loan to JNC. The loan is secured by a second lien on 3.5 acres of land in Dallas, Texas, the guaranty of the borrower and the personal guarantees of its partners. The loan bears interest at 12.0% per annum and matures in October 1999. All principal and interest are due at maturity. This loan is cross-collateralized with the Cuchara/Ski Rio and other JNC loans funded by the Partnership.

Also in October 1998, the Partnership funded a $1.0 million loan to JNC. The loan is secured by a second lien on 2.92 acres of land in Dallas, Texas, the guaranty of the borrower and the personal guarantees of its partners. The loan bears interest at 14.0% per annum and matures in October 1999. All principal and interest are due at maturity. This loan is cross-collateralized with the Cuchara/Ski Rio and other JNC loans funded by the Partnership.

Further in October 1998, the Partnership funded a $350,000 loan to Four "J" International Corp., 5J-CTMS, Ltd. and an individual. The loan is secured by 1.1 million Class A limited partnership units in Grapevine American Ltd., which are convertible into Series G Cumulative

                              NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 8.        SUBSEQUENT EVENTS (Continued)

Convertible Preferred Stock of ART. The loan bears interest at 15.0% per annum and matures in February 1999. All principal and interest are due at maturity.

In October 1998, GCLP obtained mortgage financing secured by its unencumbered Country Place Apartments in Round Rock, Texas, in the amount of $4.4 million. GCLP received net cash of $4.2 million after the funding of required escrows and closing costs associated with the financing. The new mortgage bears interest at 6.2% per annum, requires monthly payments of principal and interest of $26,851 and matures in November 2008. GCLP paid a mortgage brokerage and equity refinancing fee of $44,000 to BCM.

Also in October 1998, GCLP obtained mortgage financing secured by its unencumbered La Mirada Apartments in Jacksonville, Florida, in the amount of $7.7 million. GCLP received net cash of $6.7 million after the funding of required escrows and closing costs associated with the financing. The new mortgage bears interest at 6.2% per annum, requires monthly payments of principal and interest of $47,038 and matures in November 2008. GCLP paid a mortgage brokerage and equity refinancing fee of $77,000 to BCM.

Further in October 1998, GCLP sold the Skippers Pond Apartments, a 260 unit apartment complex in Tampa, Florida, for $6.5 million in cash. GCLP received net cash of $6.3 million after the payment of various closing costs associated with the sale. GCLP paid a real estate brokerage commission of $194,000 to Carmel Realty. GCLP will recognize a gain of approximately $5.0 million on the sale.


                              ---------------------


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


Liquidity and Capital Resources

Cash and cash equivalents aggregated $42.2 million at September 30, 1998 compared to $17.2 million at December 31, 1997. The principal reasons for this increase in cash are discussed in the paragraphs below.

The Managing General Partner of the Partnership's General Partner has discretion in determining methods of obtaining funds for the Partnership's operations. The Partnership's governing documents place no limitation on the amount of leverage that the Partnership may incur either in the aggregate or with respect to any particular property or other investment. At September 30, 1998, the aggregate loan-to-value ratio of the Partnership's real estate portfolio was 57.2%, computed on the basis of the ratio of total property-related debt to aggregate appraised values as of September 30, 1998, as compared with a loan-to-value ratio of 43.4% at December 31, 1997.

The Partnership's principal sources of cash have been and will continue to be from property operations and externally generated funds. Externally generated funds include borrowings, proceeds from the sale of Partnership properties and other assets and proceeds from the issuance of debt secured by Partnership properties or mortgage notes receivable. The Partnership expects that its cash on hand, net cash generated from property operations together with externally generated funds will be sufficient to meet the Partnership's various cash needs and commitment in 1998, including, but not limited to the payment of distributions, debt service obligations coming due and property maintenance and improvements, as more fully discussed in the paragraphs below.

The Partnership's net cash flow from property operations (rents collected less payments for property operating expenses) decreased from $11.3 million and $35.1 million for the three and nine months ended September 30, 1997 to $8.5 million and $29.7 million for the three and nine months ended September 30, 1998. Decreases of $1.3 million and $2.5 million are due to the sale of one apartment complex and three commercial properties in 1997 and the sale of five apartment complexes and two commercial properties in 1998. The remaining decrease is due to the payment of certain property expenses in 1998 which were incurred in 1997. Cash flow from property operations will decrease as the Partnership sells additional of its properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

During the nine months ended September 30, 1998, the Partnership funded $942,000 of a $946,000 loan commitment to Ellis Development Company, Inc. The loan is secured by 4.5 acres of land located in Abilene, Texas.

Beginning in 1997 and through September 1998, the Partnership funded a $1.4 million loan commitment to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by (1) a 100% limited partnership interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns approximately 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux partners. The Partnership received a required December 31, 1997 deferred interest payment in January 1998.

In April 1998, the Partnership sold the 156 unit Brookview Apartments in Smyrna, Georgia, for $4.5 million in cash. The Partnership received net cash of $432,000 from the sale.

Also in April 1998, the Partnership sold the 300 unit Creekwood
Apartments in College Park, Georgia, for $5.5 million. The Partnership received net cash of $884,000 from the sale.

Further in April 1998, the Partnership sold 338 acres of undeveloped land in Granby, Colorado for $800,000 in cash. The Partnership received net cash of $792,000 from the sale.

During the nine months ended September 30, 1998, the Partnership funded a total of $4.2 million of a $5.9 million loan commitment to Centura Tower, Ltd. In the fourth quarter of 1998, the Partnership funded the remainder of its loan commitment. In November 1998, the Partnership increased its loan commitment to $23.8 million, funding an additional $3.5 million. The loan is secured by 2.244 acres of land, and an office building under construction in Dallas, Texas. The borrower has not obtained a construction loan, therefore, the Partnership may be required to fund construction costs in excess of its loan commitment, in order to preserve its collateral interest. Cost to construct the office building is in excess of $60.0 million.

During the nine months ended September 30, 1998, the Partnership funded $2.1 million of a $2.2 million loan commitment to Varner Road Partners, L.L.C. The loan is secured by 129.77 acres of land in Riverside County, California and a pledge of the stock of the borrower.

In May 1998, the Partnership funded $713,000 of a $836,000 loan commitment to Warwick of Summit, Inc., of which $619,000 was used to repay the $611,000 Tara Summit loan from the Partnership. The loan is secured by a second lien on a shopping center in Rhode Island, by 100% of the stock of the borrower and by the personal guarantee of the of the principal shareholder of the borrower. In June 1998, the Partnership funded the remaining $123,000 of the initial loan commitment and in July

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

1998, an additional $301,000 was funded, increasing the loan balance to $1.1 million. In August 1998, the loan was modified, increasing the commitment to $1.8 million, of which $47,000 remains to be funded.

Also in May 1998, the Partnership sold the 406 unit Alexandria Apartments in Decatur, Georgia, for $12.4 million. The Partnership received net cash of $3.8 million from the sale.

Further in May 1998, the Partnership refinanced the mortgage debt secured by the Quail Point Apartments in Huntsville, Alabama in the amount of $3.9 million. The Partnership received net cash of $1.5 million after paying off $2.1 million in existing mortgage debt, the funding of required escrows and the payment of various closing costs associated with the financing.

In June 1998, the Partnership sold the 184,878 sq. ft. Countryside Plaza Shopping Center in Clearwater, Florida, for $4.1 million. The
Partnership received net cash of $1.8 million from the sale.

Also in June 1998, the Partnership funded a $350,000 loan to RB Land & Cattle, L.L.C. The loan is secured by a pledge of a note secured by 7,200 acres of undeveloped land near Crowell, Texas and the personal guarantee of the borrower.

Further in June 1998, the Partnership funded a $2.4 million loan to Cuchara Partners, Ltd. and Ski Rio Partners, Ltd. In July 1998, the Partnership funded an additional $1.8 million, increasing the loan balance to $4.2 million. In October 1998, the Partnership received $29,000 on the sale of three parcels of the collateral property in Taos, New Mexico. The loan is secured by (1) first lien on approximately 1,000 acres of land in Huerfano County, Colorado, known as Cuchara Valley Mountain Ski Resort; (2) assignment of a $2.0 million promissory note which is secured by approximately 2,623 acres of land in Taos County, New Mexico, known as Ski Rio Resort; and (3) a pledge of all related partnership interests.

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

In December 1997, the Partnership funded a $3.5 million loan to Stratford & Graham Developers, L.L.C. The loan is secured by a mortgage on 1,485 acres of land in Riverside County, California. In the second and third quarters of 1998, the Partnership funded an additional $199,000. In the fourth quarter of 1998, an additional $87,000 was funded.

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

In July 1998, GCLP commenced a three-phase refinancing of the blanket mortgage loan. GCLP refinanced the mortgage debt secured by the 50 properties then held by it. Phase I consisted of 18 of the properties, located in Arizona, Florida, Illinois, Indiana, Kansas, Missouri, Oklahoma and Texas, which were refinanced in the total amount of $150.0 million. GCLP received net cash of $33.6 million after paying off $102.9 million in existing mortgage debt, the funding of required escrows and the payment of various closing costs associated with the Phase I refinancing. The Partnership received $32.1 million of net cash from Phase I refinancing. The new $15.0 million mortgage loan requires that cash flow from the 18 properties be used to fund various escrow and reserve accounts and limits the payment of distributions to the Partnership. Phase II consisted of short-term bridge financing of 29 of the properties, located in Arizona, Arkansas, California, Colorado, Florida, Georgia, Kansas, Louisiana, Michigan, Missouri, Nebraska, Ohio, Oklahoma, Tennessee, Texas and Virginia, which were refinanced in the amount of $86.2 million. GCLP received net cash of $1.4 million after paying off $80.0 million in existing mortgage debt, the funding of required escrows and the payment of various closing costs associated with the Phase II refinancing. The Partnership used $13.2 million of the net cash received from the refinancings to pay off debt secured by NOLP's interest in GCLP.

In September 1998, GCLP completed Phase III of the refinancing by refinancing the properties secured by the Phase II bridge loan. The mortgage debt secured by sixteen of the properties, in Arizona, California, Colorado, Florida, Georgia, Kansas, Michigan, Missouri, Nebraska, Tennessee, Texas and Virginia was refinanced in the total amount of $90.7 million. GCLP received net cash of $1.7 million after the payoff of $83.4 million of Phase II principal and interest and funding of required escrows and closing costs. The new mortgages bear interest at rates ranging from 6.535% to 6.77% per annum, require monthly payments of principal and interest totaling $582,690 and mature in October 2008.

In July 1998, the Partnership sold the 240 unit Lakewood Park Apartments in St. Petersburg, Florida, for $5.5 million. The Partnership received net cash of $5.2 million from the sale.

Also in July 1998, the Partnership sold the 300 unit Royal Oaks Apartments in Stone Mountain, Georgia, for $6.8 million in cash. The Partnership received net cash of $6.6 million from the sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

In August 1998, the Partnership funded a $6.0 million loan to Centura Holdings, LLC, a subsidiary of Centura Tower, Ltd. The loan is secured by 6.4109 acres of developed land in Dallas, Texas.

Also in August 1998, the Partnership funded a $3.7 million loan to JNC Enterprises, Ltd. ("JNC"). The loan is secured by a contract to purchase 387 acres of land in Collin County, Texas, the guaranty of the borrower and the personal guarantees of its partners.

Further in August 1998, the Partnership funded a $635,000 loan to La Quinta Partners, LLC. The loan is secured by interest bearing accounts prior to being used as escrow deposits toward the purchase of a total of 956 acres of land in La Quinta, California. As the deposits are made, the contracts will be assigned to the Partnership.

In August 1998, the Partnership obtained second lien financing secured by the Pheasant Ridge Apartments in Bellevue, Nebraska, in the amount of $825,000. The Partnership received net cash of $795,000 after the payment of various closing costs associated with the financing.

In September 1998, the Partnership refinanced the mortgage debt secured by the Chalet II Apartments in Topeka, Kansas, in the amount of $1.6 million. The Partnership received net cash of $388,000 after paying off $1.1 million in existing mortgage debt, the funding of required escrows and the payment of various closing costs associated with the financing.

Also in September 1998, the Partnership received payment in full of a $800,000 note receivable.

In October 1998, the Partnership funded a $1.0 million loan to JNC. The loan is secured by a second lien on 3.5 acres of land in Dallas, Texas, the guaranty of the borrower and the personal guarantees of its partners.

Also in October 1998, the Partnership funded a $1.0 million loan to JNC. The loan is secured by a second lien on 2.92 acres of land in Dallas, Texas, the guaranty of the borrower and the personal guarantees of its partners.

Further in October 1998, the Partnership funded a $350,000 loan to Four "J" International Corp., 5J-CTMS, Ltd. and an individual. The loan is secured by 1.1 million Class A limited partnership units in Grapevine American Ltd., which are convertible into Series G Cumulative Convertible Preferred Stock of American Realty Trust, Inc.

In October 1998, GCLP obtained mortgage financing secured by its unencumbered Country Place Apartments in Round Rock, Texas, in the amount of $4.4 million. GCLP received net cash of $4.2 million after the funding of required escrows and closing costs associated with the financing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Also in October 1998, GCLP obtained mortgage financing secured by its unencumbered La Mirada Apartments in Jacksonville, Florida, in the amount of $7.7 million. GCLP received net cash of $6.7 million after the funding of required escrows and closing costs associated with the financing.

Further in October 1998, GCLP sold the 260 unit Skipper's Pond Apartments in Tampa, Florida, for $6.5 million in cash. GCLP received net cash of $6.3 million from the sale.

In the first nine months of 1998, the Partnership declared and paid quarterly distributions aggregating $.375 per unit, or a total of $2.4 million.

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

The withdrawal of the General Partner requires the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. The Moorman Settlement Agreement provides that any payment for such Redeemable General Partner Interest, fees and other compensation during the pendency of the Moorman Settlement Agreement may, at the option of the Oversight Committee (also established under the Moorman Settlement Agreement), be made over three years pursuant to a secured promissory note bearing interest at a financial institution's prime rate. The Managing General Partner has calculated the fair value of the Redeemable General Partner Interest at December 31, 1997 to be $49.6 million, and believes that there has been no material change in such value since that date. The Partnership would be entitled to offset against such payment the then outstanding principal balance of the note receivable ($4.2 million at September 30, 1998) plus all accrued and unpaid interest ($8.1 million at September 30, 1998) on the note receivable from the General Partner representing its capital contribution to the Partnership. When Syntek Asset Management, L.P. ("SAMLP") withdraws as General Partner of the Partnership, the fair value of the Redeemable General Partner Interest would depend on the value of the Partnership's assets at the time of calculation and there can be no assurance that the Redeemable General

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

On December 15, 1997, National Realty, SAMLP, the Oversight Committee, Joseph B. Moorman, Invenex and the Moorman Class Counsel executed an Agreement for Establishment of Class Distribution Fund and Election of Successor General Partner (the "Resolution Agreement") which provided for the nomination of an entity affiliated with SAMLP to be the successor general partner of the Partnership, for the establishment of a fund for the benefit of the Moorman Class Members consisting of cash and properties owned by the Partnership and for the resolution of all related matters under the Moorman Settlement Agreement. Invenex is a company controlled by Ronald T. Baker, a member of the Oversight Committee.

The Resolution Agreement was submitted to the Supervising Judge and on February 11, 1998, the Supervising Judge entered an order granting preliminary approval of the Resolution Agreement. On July 15, 1998, National Realty, SAMLP and the Oversight Committee executed an Agreement for Cash Distribution and Election of Successor General Partner (the "Cash Distribution Agreement") which provides for the nomination of an entity affiliated with SAMLP to be the successor general partner of the Partnership, for the distribution of $11.4 million to the Moorman Class Members and for the resolution of all related matters under the Moorman Settlement Agreement. The Cash Distribution Agreement was submitted to the Supervising Judge on July 23, 1998 as an alternative to the Resolution Agreement. On July 27, 1998, Invenex withdrew the proposal for approval of the Resolution Agreement. On August 4, 1998, the Supervising Judge entered an order granting preliminary approval of the Cash Distribution Agreement. On September 9, 1998, a notice was mailed to the Moorman Class Members describing the Cash Distribution Agreement. On October 16, 1998, a final hearing was held to consider any objections to the Cash Distribution Agreement. On October 23, 1998, the Supervising Judge entered an order granting final approval of the Cash Distribution Agreement. The Supervising Judge also entered orders requiring the Partnership to pay $404,000 in attorney's fees to Joseph B. Moorman's legal counsel, $30,000 to Joseph B. Moorman and $404,000 in attorney's fees to Robert
A. McNeil's legal counsel.

Pursuant to the order, $11.4 million will be deposited by the Partnership into an escrow account. The actual distribution of the cash to the Moorman Class Members will occur immediately following the election and taking office of the successor general partner. The distribution of the cash shall be made to the Moorman Class Members pro

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

rata based upon the number of units originally issued to each Moorman Class Member upon the formation of the Partnership in 1987. The distribution of cash will be under the control of an independent settlement administrator.

The proposal to elect the successor general partner will be submitted to the unitholders of National Realty for a vote. All units of the Partnership owned by affiliates of SAMLP (approximately 61.5% of the outstanding units of the Partnership as of October 30, 1998) will be voted pro rata with the vote of the other limited partners.

Upon approval by the National Realty unitholders, SAMLP shall withdraw as General Partner and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner will be elected and take office during the first quarter of 1999. Upon the election and taking office of the successor general partner and the distribution of the cash to the Moorman Class Members, the Moorman Settlement Plan and the Oversight Committee shall be terminated.

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

Under the Cash Distribution Agreement, the successor general partner will assume liability for the note receivable from SAMLP for its capital contribution to the Partnership. In addition, the successor general partner will assume liability for a note receivable which will require the repayment to the Partnership of the $11.4 million paid by the Partnership under the Cash Distribution Agreement plus the $808,000 in court ordered attorney's fees and the $30,000 paid to Joseph B. Moorman. This note will require repayment over a ten-year period, bear interest and be guaranteed by American Realty Trust, Inc., which (as of October 30, 1998) is the owner of a 96% limited partner interest in SAMLP and approximately 54.6% of the outstanding units of the Partnership.

In the event that the Cash Distribution Agreement does not become effective pursuant to the provision thereof, then the properties shall be restored to their respective positions as of December 14, 1997, all of the provisions of the Cash Distribution Agreement shall be voided and the Moorman Settlement Agreement shall remain in full force and effect.

On September 26, 1997, one of the original Moorman litigation defendants, Robert A. McNeil, filed motions to (1) be installed as

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

receiver for the Partnership and (2) disband the Oversight Committee. The October 23, 1998 order by the Supervising Judge denied the McNeil motions effective upon the payment by the Partnership of McNeil's attorney's fees of $404,000. The Partnership paid these fees on November 12, 1998.

The outcome of this matter cannot presently be determined and the consolidated financial statements do not include any adjustments that might result from the outcome of this matter.

Results of Operations

The Partnership had net income of $3.7 million and $26.3 million for the three and nine months ended September 30, 1998, including gains on sale of real estate totaling $5.6 million and $34.2 million. The Partnership had net income of $2.2 million and $5.3 million for the three and nine months ended September 30, 1997, including gains on sale of real estate totaling $2.1 million and $5.7 million. These and other factors contributing to the Partnership's net income are discussed in the following paragraphs.

Rents decreased to $26.0 million and $81.2 million for the three and nine months ended September 30, 1998, from $28.3 million and $83.9 million for the three and nine months ended September 30, 1997. These decreases are primarily due to a decrease of $3.3 million and $3.0 million resulting from the sale of one apartment complex and three commercial properties in 1997 and five apartment complexes and two commercial properties in 1998. These decreases were partially offset by an increase of $1.0 million and $3.3 million due to increased rental and occupancy rates primarily at the Partnership's apartment properties. Rents are expected to continue to decrease during the remainder of 1998 as the Partnership continues to selectively sell properties.

Interest income increased to $1.9 million and $4.5 million for the three and nine months ended September 30, 1998, from $1.5 million and $3.3 million for the three and nine months ended September 30, 1997. Increases of $926,000 and $2.1 million are attributable to loans funded in 1997 and 1998. Increases of $578,000 and $837,000 are due to increased short-term investment income. These increases are partially offset by decreases of $1.2 million and $1.7 million due to loans paid off during 1997 and 1998. Interest income for the remainder of 1998 is expected to increase due to the funding of additional mortgage loans.

Interest expense was $6.6 million and $23.5 million for the three and nine months ended September 30, 1998, as compared to $8.5 million and $25.6 million for the three and nine months ended September 30, 1997. Decreases of $487,000 and $838,000 are due to loans paid off in 1997 and 1998, primarily loans underlying mortgage notes receivable which were paid off. Decreases of $392,000 and $1.2 million are due to the payoff

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

of the pension notes in September 1997. Decreases of $778,000 and $1.2 million are due to properties sold in 1997 and 1998. Decreases of $431,000 and $164,000 are due to the refinancing of the GCLP properties at a lower interest rate. These decreases are partially offset by increases of $220,000 and $1.3 million due to interest expense recorded on borrowings in 1997 and 1998, secured by mortgages on four previously unencumbered commercial properties, NOLP's interest in GCLP and seven notes receivable in 1997 and the refinancing of two existing mortgages in each of 1997 and 1998 where the loan balance was increased. Interest expense is expected to decline over the remainder of 1998 as a result of the refinancing of the GCLP debt at a lower interest rate and the expected continued sale of selected properties by the Partnership.

Deferred borrowing costs for the nine months ended September 30, 1998, is the unamortized borrowing costs associated with the November 1992 blanket mortgage refinancing of the GCLP properties. The blanket mortgage was refinanced in July 1998, as described above. See NOTE 5.
"NOTES PAYABLE."

Property taxes and insurance and utilities for the three and nine months ended September 30, 1998, declined from 1997 due to the sale of four apartment complexes and three commercial properties subsequent to September 30, 1997, and property level payroll repairs and maintenance, other operating expenses and property management fees all approximated that of 1997. These costs are expected to continue to decrease during the remainder of 1998 as the Partnership continues to selectively sell properties.

For the three and nine months ended September 30, 1997, the Partnership recognized a previously deferred gain on the sale of the Nellis Bonanza Shopping Center on the payoff of the $2.1 million of seller financing provided by the Partnership at the time of the property's sale. For the nine months ended September 30, 1997, the Partnership also recognized a gain on the sale of real estate of $3.6 million on the sale of the Tollhill East Office Building in April 1997. For the three months ended September 30, 1998, gains on sale of real estate totaled $5.6 million, including $1.7 million on the sale of Lakewood Park Apartments and $3.9 million on the sale of Royal Oaks Apartments, both in August 1998. For the nine months ended September 30, 1998, gains on sale of real estate totaled $28.6 million, including $3.1 million on the sale of Brookview Apartments in April 1998, $2.9 million on the sale of Creekwood Apartments in April 1998, $772,000 on the sale of Indian Meadows land in April 1998, $8.5 million on the sale of Alexandria Apartments in May 1998, $1.1 million on the sale of Countryside Plaza in June 1998 and a $12.2 million deferred gain on the sale of the Warner Creek Apartments, on the payoff of the $17.5 million seller financing provided by the Partnership at the time of the property's sale. See
NOTE 4. "REAL ESTATE" and NOTE 3. "NOTES RECEIVABLE."

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

Year 2000

BCM, an affiliate of the Partnership's Managing General Partner performs administrative functions for the Partnership, has informed the Partnership that its computer hardware operating system and computer software have been certified as year 2000 compliant.

Further, Carmel Realty Services, Ltd. ("Carmel, Ltd."), also an affiliate of the Partnership's Managing General Partner, that performs property management services for the Partnership's properties, has informed the Partnership that it is currently testing year 2000 compliant property management computer software for the Partnership's

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Year 2000 (Continued)

commercial properties. Carmel, Ltd. expects to begin utilizing such software January 1, 1999. With regards to the Partnership's apartment properties, Carmel, Ltd. has informed the Partnership that its subcontractors either have in place or will have in place by January 1, 1999, year 2000 property management software.

The Partnership has not incurred nor does it expect to incur any costs related to its accounting and property management computer software being modified, upgraded or replaced to make them year 2000 compliant. Such costs have been or will be borne by either BCM, Carmel, Ltd. or the property management subcontractors of Carmel, Ltd.

The Partnership has or will have in place the year 2000 compliant systems that will allow it to operate. The risks the Partnership faces are that certain of its vendors will not be able to supply goods or services and that financial institutions and taxing authorities will not be able to accurately apply payments made to them. The Partnership believes that other vendors are readily available and that financial institutions and taxing authorities will, if necessary, apply monies received manually. The likelihood of the above having a significant impact on the Partnership's operations is negligible.


                           ---------------------------


                           PART II - OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

See NOTE 7. "LEGAL PROCEEDINGS - Moorman Settlement," of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in PART I for information relating to legal proceedings.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

Exhibit
Number                      Description
-------       ----------------------------------------------------------------

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


                                             NATIONAL REALTY, L.P.

                                             By its General Partner:

                                             SYNTEK ASSET MANAGEMENT, L.P.

                                             By its General Partners:

                                             SYNTEK ASSET MANAGEMENT, INC.






Date:    November 16, 1998                   By:  /s/ Randall M. Paulson
     -------------------------                  -------------------------------
                                                Randall M. Paulson
                                                President



Date:    November 16, 1998                   By:  /s/ Thomas A. Holland
     -------------------------                  -------------------------------
                                                Thomas A. Holland
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                 Accounting Officer)



Date:    November 16, 1998                   By:  /s/ Gene E. Phillips
     -------------------------                  -------------------------------
                                                Gene E. Phillips
                                                General Partner
                                                Syntek Asset Management, L.P.

                              NATIONAL REALTY, L.P.

                                   EXHIBITS TO

                          QUARTERLY REPORT ON FORM 10-Q

                    For the Quarter ended September 30, 1998






Exhibit                                                                 Page
Number                               Description                       Number
-------   --------------------------------------------------------     -------


   11.0   Computation of Earnings Per Unit                               35


   27.0   Financial Data Schedule                                        36