Form 10-K405/A
period 1997-12-31
NATIONAL REALTY L P
filed 1998-11-24
CIK 819671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A


            [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1997
                                                         -----------------
                          Commission File Number 1-9648
                                                 ------

                              NATIONAL REALTY, L.P.
                     --------------------------------------
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

                      Documents Incorporated by Reference:
                                      NONE

This Form 10-K/A Amendment No. 1 amends the Registrant's annual report on Form 10-K for the year ended December 31, 1997 as follows:


ITEM 2.  PROPERTIES - REAL ESTATE - page 15
square footage in the case of commercial properties, number of units and square footage in the case of apartments, approximate weighted average occupancy, and Revaluation Equity (dollars in thousands):


     Region/                                        Units/                                      Revaluation
  Property Type                    Number       Square Footage             Occupancy              Equity
---------------------              ------       --------------             ---------            -----------
Southeast
   Apartments........                17            4,242 Units/                93%                $ 74,836
                                                 4.5 Million Sq.Ft.
   Office Building...                 1           41,840 Sq.Ft.                97%                       -
   Shopping Centers..                 4          394,609 Sq.Ft.                66%                  21,719
Southwest
   Apartments........                22            5,801 Units/
                                                 4.5 Million Sq.Ft.            95%                 121,665
   Office Buildings..                 2          178,249 Sq.Ft.                91%                       -
   Shopping Center...                 1          250,068 Sq.Ft.                89%                   7,127
Mountain
   Apartments........                 2              729 Units/
                                                 504,623 Sq.Ft.                94%                  14,153
   Shopping Center...                 1           45,863 Sq.Ft.                97%                   1,514
Pacific
   Apartments........                 3              433 Units/
                                                 285,955 Sq.Ft.                95%                   5,894
   Office Buildings..                 2          146,582 Sq.Ft.                96%                   8,015
   Shopping Center...                 1           52,169 Sq.Ft.                71%                   1,267
Midwest
   Apartments........                22            5,333 Units/
                                                 5.2 Million Sq.Ft.            95%                 103,991
   Shopping Center...                 1          304,575 Sq.Ft.                89%                   5,409
                                                                                                  --------
                                                                                                  $365,590
                                                                                                  ========


In conjunction with the Partnership's formation in 1987, independent appraisers were obtained to estimate the current values of the Partnership's operating properties as of December 31, 1987, based in part upon certain financial, lease and other information. Current value is defined as the most probable price in terms of money which a property should bring in a competitive and open market under all conditions requisite to a fair sale. However, appraisals do not necessarily represent the amount that could be realized from the immediate disposition or bulk sale of such properties or the transaction costs related to such sales. The current appraised value of the Partnership's real estate at December 31, 1987 was approximately $758.0 million. "Revaluation Equity," defined as the difference between the appraised value of the real property, adjusted to reflect the Partnership's estimate of disposition costs, and the face amount of the mortgage notes payable and accrued interest, if any, encumbering such real property, was approximately $410.0 million at December 31, 1987.

In 1997, independent appraisers were retained to estimate the current values of the Partnership's properties as of December 31, 1997, in a manner consistent with the methodology used to estimate current values as of December 31, 1987. The current appraised value of the properties at December 31, 1997 was approximately $713.1 million. Revaluation equity was approximately $365.6 million at December 31, 1997.

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

                                       NATIONAL REALTY, L.P.

                                       By its General Partner:

                                       SYNTEK ASSET MANAGEMENT, L.P.

                                       By its General Partners:

                                       SYNTEK ASSET MANAGEMENT, INC.





                                       By: /s/ Randall M. Paulson
                                          ----------------------------------
                                          Randall M. Paulson
                                          Director and President





                                           /s/ Gene E. Phillips
                                          ----------------------------------
                                          Gene E. Phillips
                                          General Partner of
                                          Syntek Asset Management, L.P.

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



         Signature                                                   Title                                      Date
         ---------                                                   -----                                      ----
SYNTEK ASSET MANAGEMENT, INC.                              Managing General Partner of
                                                           Syntek Asset Management, L.P.



By: /s/ Randall M. Paulson                                                                             November 24, 1998
   ---------------------------------
   Randall M. Paulson
   Director and President



    /s/ Gene E. Phillips                                   General Partner of                          November 24, 1998
------------------------------------                       Syntek Asset Management, L.P.
Gene E. Phillips