Form 10-K405/A
period 1997-12-31
NATIONAL REALTY L P
filed 1999-01-25
CIK 819671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                AMENDMENT NO. 1

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

                      Documents Incorporated by Reference:
                                      NONE

This Form 10-K/A Amendment No. 1 amends the Registrant's annual report on Form 10-K for the year ended December 31, 1997 as follows:


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RESULTS OF OPERATIONS - pages 31 and 36.

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



         Signature                                                   Title                                      Date
         ---------                                                   -----                                      ----
SYNTEK ASSET MANAGEMENT, INC.                              Managing General Partner of
                                                           Syntek Asset Management, L.P.



By: /s/ Randall M. Paulson                                                                               January 25, 1999
   ---------------------------------
   Randall M. Paulson
   Director and President



    /s/ Gene E. Phillips                                   General Partner of                            January 25, 1999
------------------------------------                       Syntek Asset Management, L.P.
Gene E. Phillips

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

General and administrative expenses paid increased from $5.9 million in 1996 to $8.8 million in 1997. The increase is due to an increase in legal and consulting fees related to the Southern Palms litigation of $892,000 and an increase of $1.0 million related to the Partnership's overhead reimbursements to Basic Capital Management, Inc. ("BCM").

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

General and administrative expenses increased from $6.0 million in 1996 to $7.9 million in 1997. This increase is primarily attributable to an increase in legal and consulting fees related to the Southern Palms Associates litigation of $892,000, an increase of $151,000 related to insurance deductibles and an increase of $1.0 million in the Partnership's overhead reimbursements to BCM. These increases are partially offset by a decrease of $180,000 due to a decrease in legal fees relating to the Moorman litigation and a decrease of $237,000 related to a decrease in appraisals and other professional fees.