Form 10-Q/A
period 1998-03-31
NATIONAL REALTY L P
filed 1999-01-25
CIK 819671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A


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
         (Class)                              (Outstanding at April 30, 1998)

This form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1998 as follows:


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - page 14.

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

The partnership's net cash flow from property operations (rents collected less payments for property operating expenses) decreased from $11.4 million for the three months ended March 31, 1997 to $10.8 million for the three months ended March 31, 1998. The decrease is primarily due to the sale of one apartment complex and three commercial properties in 1997.

Interest collected increased from $601,000 for the three months ended March 31, 1997 to $1.0 million for the three months ended March 31, 1998. The increase was primarily due to loans funded in late 1997 or in 1998.

Interest paid increased from $7.2 million for the three months ended March 31, 1997 to $7.7 million for the three months ended March 31, 1998. An increase of $547,000 was due to borrowing in 1997 and 1998, secured by notes receivable and four previously unencumbered shopping centers. An increase of $144,000 was due to a loan on which payments were not being made in 1997, pending modification which occurred in 1998. These increases were partially offset by decreases of $155,000 due to loans secured by notes receivable being paid off and $110,000 due to properties sold in 1997.

General and administrative expenses paid increased from $2.6 million for the three months ended March 31, 1997 to $3.8 million for the three months ended March 31, 1998. The increase was primarily due to accruals for payroll and other expenses at December 31, 1997.

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


                                           NATIONAL REALTY, L.P.

                                           By its General Partner:

                                           SYNTEK ASSET MANAGEMENT, L.P.

                                           By its Managing General Partner:

                                           SYNTEK ASSET MANAGEMENT, INC.




Date:     January 25, 1999                   By: /s/ Randall M. Paulson
     -------------------------                -------------------------------
                                               Randall M. Paulson
                                               President



Date:     January 25, 1999                   By: /s/ Thomas A. Holland
     -------------------------                -------------------------------
                                               Thomas A. Holland
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)