Form 10-Q/A
period 1998-06-30
NATIONAL REALTY L P
filed 1999-01-25
CIK 819671

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
         (Class)                                (Outstanding at July 31, 1998)

This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1998 as follows:


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - page 19, 22.

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

Interest collected increased from $1.4 million for the six months ended June 30, 1997 to $1.6 million for the six months ended June 30, 1998. An increase of $903,000 was due to loans funded in late 1997 or in 1998. This increase was partially offset by decreases of $410,000 due to loans paid off in 1997, $249,000 due to a loan on which the Partnership stopped accepting the reduced payment and is considering foreclosure and $94,000 due to decreased short term investments in 1998.

Interest paid increased from $14.4 million for the six months ended June 30, 1997 to $14.6 million for the six months ended June 30, 1998. An increase of $952,000 is due to borrowings in 1997 and 1998, secured by notes receivable and four previously unencumbered shopping centers. An increase of $205,000 is due to a loan on which payments were not being made in 1997, pending modification which occurred in 1998. These increases were partially offset by decreases of $110,000 due to loans secured by notes receivable being paid off and $350,000 due to properties sold in 1997 and 1998.

General and administrative expenses paid decreased from $4.4 million for the six months ended June 30, 1997 to $3.5 million for the six months ended June 30, 1998. This decrease was primarily due to accruals at June 30, 1998, for payroll, legal and other expenses, paid in the third quarter of 1998.

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


                                       NATIONAL REALTY, L.P.

                                       By its General Partner:

                                       SYNTEK ASSET MANAGEMENT, L.P.

                                       By its General Partners:

                                       SYNTEK ASSET MANAGEMENT, INC.



Date:    January 25, 1999              By:  /s/ Randall M. Paulson
     -------------------------            ---------------------------------
                                          Randall M. Paulson
                                          President


Date:    January 25, 1999              By:  /s/ Thomas A. Holland
     -------------------------            ---------------------------------
                                          Thomas A. Holland
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)


Date:    January 25, 1999              By:  /s/ Gene E. Phillips
     -------------------------            ---------------------------------
                                          Gene E. Phillips
                                          General Partner
                                          Syntek Asset Management, L.P.