Form 10-Q/A
period 1998-09-30
NATIONAL REALTY L P
filed 1999-01-25
CIK 819671

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

This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1998 as follows:


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - page 21.

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

Interest collected decreased from $2.9 million for the nine months ended September 30, 1997 to $2.8 million for the nine months ended September 30, 1998. A decrease of $913,000 was due to loans paid off in 1997, a decrease of $293,000 was due to a loan paid off in 1998, and a decrease of $375,000 was due to a loan on which the Partnership stopped accepting a reduced payment from the borrower. These decreases were partially offset by an increase of $862,000 due to loans funded in late 1997 or in 1998 and an increase of $615,000 due to increased short term investments in 1998.

Interest paid increased from $21.5 million for the nine months ended September 30, 1997 to $22.1 million for the nine months ended September 30, 1998. An increase of $1.0 million is due to borrowings funded in 1997 and 1998, secured by notes receivable and four previously unencumbered shopping centers, $398,000 due to properties refinanced in 1997 and 1998 and $330,000 due to a loan on which payments were not being made in 1997, pending modification which occurred in 1998. These increases were offset in part by a decrease of $702,000 due to loans secured by notes receivable which were paid off and a decrease of $1.5 million due to properties sold in 1997 and 1998.

General and administrative expenses paid increased from $6.2 million for the nine months ended September 30, 1997 to $6.6 million for the nine months ended September 30, 1998. The increase is due primarily to June 30, 1998 accruals for payroll, legal and other expenses paid in the third quarter of 1998.

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