Form 10-K405
period 1998-12-31
NATIONAL REALTY L P
filed 1999-03-25
CIK 819671

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the Year Ended December 31, 1998

                         Commission File Number 1-9648

                               ----------------

                             National Realty, L.P.
            (Exact Name of Registrant as Specified in Its Charter)

                                                     75-2163175
               Delaware
                                                  (I.R.S. Employer
    (State or Other Jurisdiction of              Identification No.)
    Incorporation or Organization)

 10670 North Central Expressway, Suite                  75231
          300, Dallas, Texas
    (Address of Principal Executive                  (Zip Code)
               Offices)

                                (214) 692-4700
              Registrant's Telephone Number, Including Area Code

                               ----------------

          Securities Registered Pursuant to Section 12(b) of the Act:

          Title of each class              Name of each exchange on which
   Units of Limited Partner Interest                 registered
                                               American Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:

                                     NONE

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [_].

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 5, 1999, the Registrant had 6,321,609 units of limited partner interest outstanding. Of the total units outstanding, 2,338,165 were held by other than those who may be deemed to be affiliates, for an aggregate value of $52,609,000 based on the last trade as reported on the American Stock Exchange on March 5, 1999. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.

                     Documents Incorporated by Reference:

                                     NONE

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    INDEX TO

                           ANNUAL REPORT ON FORM 10-K

                                     PART I

                                                                      PAGE
Item 1.  Business....................................................   3

Item 2.  Properties..................................................   6

Item 3.  Legal Proceedings..........................................   17

Item 4.  Submission of Matters to a Vote of Security Holders........   19

                                    PART II

Item 5.  Market for Registrant's Units of Limited Partner Interest and
          Related Security Holder Matters...........................   19

Item 6.  Selected Financial Data....................................   21

Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.....................................   21

Item 8.  Financial Statements and Supplementary Data................   29

Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure......................................   61

                                    PART III

Item 10. General Partner of the Registrant and Executive Officers of
          the Registrant's General Partner.........................   61

Item 11. Executive Compensation....................................   64

Item 12. Security Ownership of Certain Beneficial Owners and
          Management...............................................   67

Item 13. Certain Relationships and Related Transactions............   67

                                    PART IV

Item 14. Exhibits, Consolidated Financial Statements, Schedules and
          Reports on Form 8-K......................................   70

Signature Page.....................................................   72

                                    PART I

ITEM 1. BUSINESS

 General

  National Realty, L.P. ("National Realty" or the "Registrant") is a Delaware limited partnership formed on January 29, 1987, the primary business of which is owning and operating through National Operating, L.P., also a Delaware limited partnership (the "Operating Partnership" or "NOLP"), a portfolio of real estate and financing real estate and real estate activities through investments in mortgage loans as more fully described in ITEM 2. "PROPERTIES-- Real Estate" and "ITEM 2. PROPERTIES--Mortgage Loans." Most of National Realty's properties were acquired in exchange transactions consummated on September 18, 1987, pursuant to which National Realty acquired all of the assets, and assumed all of the liabilities, of 35 public and private limited partnerships. Unless earlier dissolved, in accordance with the provisions of National Realty's Agreement of Limited Partnership, (the "Partnership Agreement"), the Partnership will terminate December 31, 2086.

  The Operating Partnership was formed on February 27, 1987, to facilitate compliance with recording and filing requirements by holding title to and operating the real estate owned by National Realty. National Realty and the Operating Partnership operate as an economic unit and, unless the context otherwise requires, all references herein to the "Partnership" shall constitute references to National Realty and the Operating Partnership as a unit. National Realty is the sole limited partner of the Operating Partnership and owns a 99% beneficial interest in the Operating Partnership. In November 1992, the Partnership refinanced 52 of the apartments in its real estate portfolio and the underlying debt of a wraparound mortgage note receivable with a financial institution. To facilitate such refinancing, the Operating Partnership transferred these assets to Garden Capital, L.P. ("GCLP"), a Delaware limited partnership. The Operating Partnership is the sole limited partner in GCLP. GCLP is the sole limited partner in the single asset limited partnerships which were formed for the purpose of acquiring, operating and holding title to the apartments and wraparound mortgage note transferred by the Operating Partnership.

  The general partner, and owner of 1% of a beneficial interest in each of National Realty and the Operating Partnership, is NRLP Management Corp. (the "General Partner" or "NMC"), a Nevada corporation, and wholly-owned subsidiary of American Realty Trust, Inc. ("ART"), a real estate investment company. The general partner and owner of a .7% beneficial interest in GCLP and a 1% beneficial interest in the GCLP single asset operating partnerships, is Garden National Realty, Inc. ("GNRI"), also a Nevada corporation and wholly-owned subsidiary of ART. Gene E. Phillips served as a director and executive officer of ART until November 16, 1992. As of March 5, 1999, ART owned approximately 55.4% of National Realty's outstanding units of limited partner interest. See
ITEM 12. "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

  All decisions relating to the operation of the Partnership, including the acquisition, disposition, improvement, financing or refinancing of the Partnership's properties or other investments, are made by the General Partner. Basic Capital Management, Inc. ("BCM") performs certain administrative functions for the Partnership, such as accounting services, mortgage servicing and portfolio review and analysis, on a cost reimbursement basis. BCM also performs loan placement services, leasing services, real estate brokerage and property management services with respect to certain of the Partnership's properties, and may perform other services for the Partnership for fees and commissions. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips served as a director of BCM until December 1989 and as Chief Executive Officer of BCM until September 1, 1992.

  Since February 1, 1990, affiliates of the General Partner have provided property management services for the Partnership's properties. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides such property management services. See "Management and Operations," below.

 Business Plan

  The Partnership's primary business is owning and operating a portfolio of real estate and financing real estate through mortgage loans. Information regarding the Partnership's real estate portfolio is set forth in ITEM 2. "PROPERTIES--Real Estate" and Schedule III to the Consolidated Financial Statements, included in ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." In addition, the Partnership owns interests in mortgage loans that were either funded by the Partnership or that arose from the sale of Partnership properties which are secured by various commercial properties, land and partnership interests in income producing properties, as set forth in ITEM 2. "PROPERTIES--Mortgage Loans" and Schedule IV to the Consolidated Financial Statements included in ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

  The objectives of the Partnership are to increase asset values and, to a lesser extent, to generate cash available for distribution to unitholders through aggressive management of the Partnership's real estate and mortgage notes receivable portfolios. The Partnership intends to continue its lending activity to take advantage of favorable interest rate spreads or profit participation opportunities. The Partnership's primary emphasis, however, remains on capital appreciation rather than current income. The Partnership has been making quarterly distributions since the fourth quarter of 1993. In each quarter of 1998, the Partnership declared a quarterly distribution of $.125 per unit. The Partnership declared total distributions of $.50 per unit or a total of $3.2 million in 1998.

  At the discretion of the General Partner, the Partnership may, from time to time, acquire or sell properties and other assets, renovate or make improvements to properties, make additional investments or obtain additional or initial financing for its properties.

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

 Management and Operations

  Since February 1, 1990, affiliates of the General Partner have provided property management services to the Partnership. Currently, Carmel, Ltd. provides such property management services. Carmel, Ltd. subcontracts with other entities for the property-level management services to the Partnership. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (1) First Equity Properties, Inc. ("First Equity"), which is 50% owned by a subsidiary of BCM, (2) Gene E. Phillips and (3) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of nine of the Partnership's commercial properties to Carmel Realty, Inc. ("Carmel Realty"), which is a company owned by First Equity. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

  BCM performs administrative functions such as accounting services, mortgage servicing and portfolio review and analysis for the Partnership on a cost reimbursement basis. Affiliates of BCM also perform loan placement services, leasing services and real estate brokerage, and other services for the Partnership for fees and commissions.

 Competition

  The real estate business is highly competitive and the Partnership competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Certain Business Relationships,") some of which may have greater financial resources than the Partnership. Management believes that success against such competition is dependent upon the geographic location of the property, the performance of the property managers in areas such as marketing, collection and the ability to control operating expenses, the amount of new construction in the area, and the maintenance and appearance of the property. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants. Management believes that general economic circumstances and trends and the rate at which properties are renovated or new properties are developed in the vicinity of each of the Partnership's properties are also competitive factors.

  To the extent that the Partnership seeks to sell any of its properties, the sales prices for such properties may be affected by competition from other real estate entities and financial institutions also attempting to sell their properties located in areas in which the Partnership's properties are located, as well as aggressive buyers attempting to penetrate or dominate a particular market.

  As described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS-- Certain Business Relationships," the executive officers of the General Partner are also executive officers of ART and certain other entities, each of which has business objectives similar to the Partnership's. These executive officers owe fiduciary duties to such other entities and the Partnership under applicable law.

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

 Special Considerations Relating to Investments in Real Estate

  The Partnership is subject to all of the risks incident to the ownership of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include changes in general or local economic conditions, changes in interest rates and the availability of permanent mortgage financing which may render the sale or refinancing of a property difficult or unattractive and which may make debt service burdensome, changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes, hurricanes and other acts of God and other factors beyond the control of management. Also, the illiquidity of real estate investments may impair management's ability to respond promptly to changing circumstances. Management believes that such risks are partially mitigated by the diversification by geographic region and property type of the Partnership's real estate portfolio.

  The Partnership's principal offices are located at 10670 North Central Expressway, Suite 300, Dallas, Texas 75231. The Partnership believes that its offices are suitable and adequate for its present operations.

  Details of the Partnership's real estate and mortgage notes receivable portfolios at December 31, 1998, are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements included in ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning the Partnership's real estate and mortgage notes receivable portfolios.

ITEM 2. PROPERTIES

  The Partnership's real estate consists of properties purchased and properties obtained through foreclosure of mortgage notes. The discussion set forth below under the heading "Real Estate" provides certain summary information concerning the Partnership's real estate. The Partnership holds investments in 55 apartments and 11 commercial properties (five office buildings and six shopping centers) in all geographic regions of the United States, except for the Northeast region, as shown more specifically in the table under "Real Estate" below. The Partnership holds mortgage notes receivable secured by real estate in all geographic regions of the United States, except the Pacific and Mountain regions, as shown more specifically in the table under "Mortgage Loans" below.

  At December 31, 1998, no single asset of the Partnership accounted for 10% or more of its total assets. At December 31, 1998, 50% of the Partnership's assets consisted of real estate and 34% consisted of mortgage notes and interest receivable. The remaining 16% of the Partnership's assets at December 31, 1998, consisted of cash, cash equivalents and other assets. The percentage of the Partnership's assets invested in any one asset category is subject to change and no assurance can be given that the composition of the Partnership's assets in the future will approximate the percentages listed above.

 Geographic Regions

  The Partnership has divided the United States into the following six geographic regions.

                    [GEOGRAPHICAL REGIONS MAP APPEARS HERE]

  Northeast region comprised of the states of Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont, and the District of Columbia. The Partnership has no properties in this region.

  Southwest region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. This Partnership has 10 apartments and 4 commercial properties in this region.

  Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas. The Partnership has 18 apartments and 2 commercial properties in this region.

  Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West Virginia and Wisconsin. The Partnership has 22 apartments and 1 comercial property in this region.

  Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah and Wyoming. The Partnership has 2 apartments and 1 commercial property in this region.

  Pacific region comprised of the states of Alaska, California, Hawaii, Oregon and Washington. The Partnership has 3 apartments and 3 commercial properties in this region.

 Real Estate

  At December 31, 1998, the Partnership owned 66 properties located in 21 states, consisting of 55 apartments with a total of 13,957 units and eleven commercial properties (five office buildings with an aggregate of 367,271 sq. ft. and six shopping centers with an aggregate of 712,338 sq. ft.).

  All but nine of the Partnership's properties are encumbered by mortgage debt. Generally, the ability to make debt service payments under a mortgage loan will be dependent upon the performance of the property, which is subject to the risks associated with real estate investments, many of which are beyond the control of management or the General Partner. In the event of default under one of these mortgages, the property securing such mortgage would be subject to foreclosure. Most of the Partnership's borrowings are subject to substantial "balloon" payments at maturity.

  Eighteen of the apartments transferred to GCLP were refinanced in 1998, under a five-year blanket mortgage loan, evidenced by a single mortgage with an original principal balance of $150.0 million. A portion of the blanket mortgage debt was assigned to each apartment complex and each is cross-defaulted and cross-collateralized. In the event of a default, the lender is entitled to accelerate all or any portion of the principal amount of the loan and to exercise its remedies against any or all of the mortgaged properties.

  Additional detailed information with respect to individual Partnership properties and associated debt is set forth in Schedule III to the Consolidated Financial Statements included in ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

  The following table sets forth the percentages, by property type and geographic region, of the Partnership's real estate at December 31, 1998.

                                                                      Commercial
     Region                                                Apartments Properties
     ------                                                ---------- ----------
     Southeast............................................    17.0%      32.6%
     Southwest............................................    36.5       16.6
     Midwest..............................................    38.2       28.2
     Mountain.............................................     5.2        4.2
     Pacific..............................................     3.1       18.4
                                                             -----      -----
                                                             100.0%     100.0%

  The foregoing table is based solely on the number of apartment units and amount of commercial square footage owned by the Partnership and does not reflect the value of the Partnership's investment in each geographic region. See Schedule III to the Consolidated Financial Statements included in ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a more detailed description of the Partnership's real estate.

  A summary of the activity in the Partnership's owned real estate portfolio during 1998 is as follows:

     Owned properties in real estate portfolio at January 1, 1998..........  79
     Properties sold....................................................... (13)
                                                                            ---
     Owned properties in real estate portfolio at December 31, 1998........  66
                                                                            ===

  Set forth below are the Partnership's properties and the monthly rental rate for apartments and the average annual rental rate for commercial properties and occupancy thereof at December 31, 1998, 1997 and 1996:

                                                                   Rent Per
                                                                 Square Foot    Occupancy %
                                               Units/           -------------- --------------
Property             Location              Square Footage       1998 1997 1996 1998 1997 1996
--------       ---------------------       --------------       ---- ---- ---- ---- ---- ----
Apartments
Arlington      Pasadena, TX                                     $.64 $.63 $.62  98   95   91
 Place.......                        230 units/ 205,476 sq. ft.
Barcelona....  Tampa, FL             368 units/ 346,144 sq. ft.  .52  .50  .49  91   94   93
Bavarian       Middletown, OH                                    .63  .63  .62  90   92   96
 Woods.......                        259 units/ 229,560 sq. ft.
Bent Tree....  Addison, TX           292 units/ 244,480 sq. ft.  .73  .70  .66  93   96   97
Blackhawk....  Ft. Wayne, IN         209 units/ 190,520 sq. ft.  .57  .54  .53  94   96   95
Bridgestone..  Friendswood, TX         76 units/ 65,519 sq. ft.  .67  .64  .64  97   99   94
Candlelight    Lenexa, KS            119 units/ 114,630 sq. ft.  .61  .58  .55  96   94   97
 Square......
Chalet I.....  Topeka, KS            162 units/ 131,791 sq. ft.  .65  .62  .61  97   96   96
Chalet II....  Topeka, KS              72 units/ 49,164 sq. ft.  .70  .68  .67  91   93   89
Chateau......  Bellevue, NE           115 units/ 99,220 sq. ft.  .71  .69  .63  94   95   99
Club Mar.....  Sarasota, FL          248 units/ 230,180 sq. ft.  .65  .61  .59  93   99   91
Confederate    Jacksonville, FL       206 units/277,860 sq. ft.  .58  .46  .45  93   91   94
 Point.......
Country        Round Rock, TX        152 units/ 119,808 sq. ft.  .72  .71  .71  94   88   93
 Place.......
Covered        Gainesville, FL       176 units/ 171,416 sq. ft.  .64  .64  .63  97   98   94
 Bridge......
Fair Oaks....  Euless, TX            208 units/ 166,432 sq. ft.  .65  .61  .58  93   96   96
Four           Denver, CO            384 units/ 254,900 sq. ft.  .86  .80  .78  96   98   94
 Seasons.....
Fox Club.....  Indianapolis, IN      336 units/ 317,600 sq. ft.  .56  .54  .54  89   95   88
Foxwood......  Memphis, TN           220 units/ 212,000 sq. ft.  .57  .54  .51  90   94   93
Hidden         Grand Rapids, MI      176 units/ 260,970 sq. ft.  .54  .52  .52  96   96   93
 Valley......
Horizon        Dallas, TX            166 units/ 141,081 sq. ft.  .55  .53  .52  96   93   92
 East........
Kimberly       Tucson, AZ            279 units/ 249,678 sq. ft.  .59  .57  .55  92   92   93
 Woods.......
La Mirada....  Jacksonville, FL      320 units/ 341,400 sq. ft.  .52  .51  .50  99   91   93
Lake Nora      Indianapolis, IN      588 units/ 429,380 sq. ft.  .68  .65  .63  94   95   91
 Arms........
Lantern        Richmond, VA          120 units/ 112,296 sq. ft.  .54  .53  .51  97   93   95
 Ridge.......
Mallard        Greensboro, NC        336 units/ 295,560 sq. ft.  .64  .63  .62  91   93   95
 Lake........
Manchester     Manchester, MO        280 units/ 331,820 sq. ft.  .56  .53  .50  91   95   93
 Commons.....
Mesa Ridge...  Mesa, AZ              480 units/ 386,336 sq. ft.  .68  .65  .65  95   98   88
Nora Pines...  Indianapolis, IN      254 units/ 254,676 sq. ft.  .60  .59  .57  95   92   94
Oak Hollow...  Austin, TX            409 units/ 290,072 sq. ft.  .90  .87  .87  97   94   91
Oak Tree.....  Grandview, MO         189 units/ 160,591 sq. ft.  .60  .57  .54  99   95   94
Olde Towne...  Middletown, OH        199 units/ 179,395 sq. ft.  .58  .57  .57  90   94   92
Pheasant       Bellevue, NE          264 units/ 243,960 sq. ft.  .62  .61  .56  89   93   94
 Ridge.......
Pines........  Little Rock, AR       257 units/ 221,981 sq. ft.  .42  .41  .41  92   90   93
Place One....  Tulsa, OK             407 units/ 302,263 sq. ft.  .58  .57  .51  93   92   96
Quail Point..  Huntsville, AL        184 units/ 202,602 sq. ft.  .44  .42  .42  89   91   96
Regency......  Lincoln, NE           106 units/ 111,700 sq. ft.  .67  .63  .60  87   98   95
Regency        San Antonio, TX       546 units/ 348,692 sq. ft.  .64  .63  .63  82   92   93
 Falls.......
Rockborough..  Denver, CO            345 units/ 249,723 sq. ft.  .80  .73  .70  94   94   92
Santa Fe.....  Kansas City, MO       225 units/ 180,416 sq. ft.  .58  .56  .53  92   93   91
Shadowood....  Addison, TX           184 units/ 134,616 sq. ft.  .76  .74  .69  94   96   97
Sherwood       Urbandale, IA         180 units/ 143,745 sq. ft.  .79  .77  .75  90   94   96
 Glen........
Stonebridge..  Florissant, MO        100 units/ 140,576 sq. ft.  .46  .45  .43  95  100   98
Summerwind...  Reseda, CA            172 units/ 114,711 sq. ft.  .93  .90  .90  97   96   92
Sun Hollow...  El Paso, TX           216 units/ 156,000 sq. ft.  .66  .65  .64  93   97   90
Tanglewood...  Arlington Heights, IL 838 units/ 612,816 sq. ft. 1.07 1.03  .99  92   93   92
Timber         Omaha, NE             180 units/ 162,252 sq. ft.  .70  .66  .64  97   95   98
 Creek.......
Villa Del      Wichita, KS           162 units/ 128,004 sq. ft.  .60  .58  .58  92   97   94
 Mar.........
Villas.......  Plano, TX             208 units/ 156,632 sq. ft.  .80  .77  .73  94   98   95
Whispering     Canoga Park, CA        102 units/ 61,671 sq. ft. 1.05 1.01 1.00  93   94   92
 Pines.......
Whispering     Topeka, KS            320 units/ 299,264 sq. ft.  .51  .49  .49  95   95   89
 Pines.......
Windridge....  Austin, TX            408 units/ 281,778 sq. ft.  .89  .88  .88  94   95   93
Windtree I &   Reseda, CA            159 units/ 109,062 sq. ft.  .93  .90  .90  95   96   94
 II..........
Woodlake.....  Carrollton, TX        256 units/ 210,208 sq. ft.  .77  .73  .68  97   98   99
Woodsong II..  Smyrna, GA            190 units/ 207,460 sq. ft.  .56  .54  .54  99   96   85
Woodstock....  Dallas, TX            320 units/ 222,112 sq. ft.  .63  .60  .56  95   92   95

                                                 Rent Per Square Foot  Occupancy %
                                                 -------------------- --------------
Property           Location      Square Footage   1998   1997   1996  1998 1997 1996
--------       ----------------- --------------  ------ ------ ------ ---- ---- ----
Office
 Buildings
56             Oklahoma City, OK
 Expressway..                     54,649 sq. ft. $ 9.53 $ 8.64 $ 8.21  91   94   88
Executive
 Court.......  Memphis, TN        41,840 sq. ft.  10.64   9.79  10.11  96   96   95
Marina
 Playa.......  Santa Clara, CA   124,322 sq. ft.  21.55  20.54  19.54  97  100   99
Melrose
 Business
 Park          Oklahoma City, OK 124,200 sq. ft.   3.03   2.88   2.76  80   93   90
University
 Square......  Anchorage, AK      22,260 sq. ft.  13.83  14.07  15.07  81  100   84
Shopping
Centers
Cross County
 Mall........  Mattoon, IL       304,575 sq. ft.   4.99   4.88   4.90  90   89   90
Cullman......  Cullman, AL        92,466 sq. ft.   3.91   3.87   3.86  98   97   98
Harbor
 Plaza.......  Aurora, CO         45,863 sq. ft.   9.86   9.44   8.73  86   94   97
Katella
 Plaza.......  Orange, CA         52,169 sq. ft.   9.79   9.20   7.73  71   71   71
Regency
 Point.......  Jacksonville, FL   67,410 sq. ft.  12.36  12.07  11.39  91   83   84
Westwood.....  Tallahassee, FL   149,855 sq. ft.   6.77   6.44   6.42  93   93   74

  Occupancy presented here and throughout this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

  The Partnership owns a fee simple interest in each property except for the Katella and Westwood shopping centers located in Orange, California and Tallahassee, Florida, respectively, in each of which the Partnership owns a long-term leasehold interest. Such leasehold interests permit some potential for capital appreciation and marketability.

  The Partnership had a 75% general partner interest in Southern Palms Associates ("Southern Palms"), which owned the Southern Palms Shopping Center in Tempe, Arizona. In December 1997, the Partnership entered into an agreement with the 25% general partner, which provided such partner with an option to purchase the Partnership's interest in Southern Palms. The 25% general partner exercised his option in May 1998 and acquired the Partnership's interest in Southern Palms for $5.5 million in cash. Neither gain nor loss was recognized.

  In April 1998, the Partnership sold the 156 unit Brookview Apartments in Smyrna, Georgia, for $4.5 million, receiving $397,000 in net cash after the payment of various closing costs, including a real estate brokerage commission of $135,000 to Carmel Realty and the purchaser's assumption of the $4.0 million mortgage secured by the property. A gain of $3.1 million was recognized.

  Also in April 1998, the Partnership sold the 300 unit Creekwood Apartments in College Park, Georgia, for $5.5 million, receiving net cash of $718,000 after the payment of various closing costs, including a real estate brokerage commission of $166,000 to Carmel Realty, and the purchaser's assumption of the $4.6 million mortgage secured by the property. A gain of $2.9 million was recognized.

  Further in April 1998, the Partnership sold 338 acres of undeveloped land in Granby, Colorado, for $800,000, receiving net cash of $768,000 after the payment of various closing costs, including a real estate brokerage commission of $24,000 to Carmel Realty. A gain of $772,000 was recognized.

  In May 1998, the Partnership sold the 406 unit Alexandria Apartments in Decatur, Georgia, for $12.4 million. The Partnership received net cash of $3.8 million after paying off $8.2 million in mortgage debt, including a $289,000 prepayment penalty, and the payment of various closing costs, including a real estate brokerage commission of $372,000 to Carmel Realty. A gain of $8.5 million was recognized.

  Also in May 1998, the Partnership refinanced the mortgage debt secured by the Quail Point Apartments in Huntsville, Alabama in the amount of $3.9 million. The Partnership received net cash of $1.5 million after paying off $2.1 million in existing mortgage debt, the funding of required escrows and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $39,000 to BCM. The new mortgage bears interest at 7.135% per annum, requires monthly payments of principal and interest of $25,964 and matures in June 2008.

  In June 1998, the Partnership sold the 184,878 sq. ft. Countryside Plaza Shopping Center in Clearwater, Florida, for $4.1 million. The Partnership received $1.7 million in net cash after paying off $2.0 million in mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $123,000 to Carmel Realty. A gain of $1.1 million was recognized.

  In July 1998, the Partnership sold the 240 unit Lakewood Park Apartments in St. Petersburg, Florida, for $5.5 million, receiving net cash of $5.1 million after the payment of various closing costs, including a real estate brokerage commission of $165,000 to Carmel Realty. A gain of $1.7 million was recognized.

  Also in July 1998, the Partnership sold the 300 unit Royal Oaks Apartments in Stone Mountain, Georgia, for $6.8 million, receiving net cash of $6.3 million after the payment of various closing costs, including a real estate brokerage commission of $203,000 to Carmel Realty. A gain of $3.9 million was recognized.

  Further in July 1998, GCLP commenced a three-phase refinancing of mortgage debt secured by the 50 properties held by it. Phase I consisted of 18 of the properties, in Arizona, Florida, Illinois, Indiana, Kansas, Missouri, Oklahoma and Texas, which were refinanced in the total amount of $150.0 million. GCLP received net cash of $33.6 million after paying off $102.9 million in mortgage debt, the funding of required escrows and the payment of various closing costs. This new mortgage bears interest at 6.88% per annum, requires monthly payments of principal and interest of $1.0 million and matures in July 2003. The new $150.0 million mortgage loan requires that the cash flow from the 18 properties be used to fund various escrow and reserve accounts and limits the payment of distributions to the Partnership.

  Phase II consisted of a bridge financing of 29 of the properties, in Arizona, Arkansas, California, Colorado, Florida, Georgia, Kansas, Louisiana, Michigan, Missouri, Nebraska, Ohio, Oklahoma, Tennessee, Texas and Virginia, which were refinanced in the total amount of $86.2 million. GCLP received net cash of $1.4 million after paying off $80.0 million in mortgage debt, the funding of required escrows and the payment of various closing costs. This bridge financing bore interest at a variable rate and required monthly payments of interest only. GCLP paid a mortgage brokerage and equity refinancing fee of $2.4 million to BCM based on the $236.2 million Phase I and Phase II refinancings. Three GCLP properties were unencumbered.

  In September 1998, GCLP completed Phase III of the refinancing by refinancing the properties secured by the Phase II bridge loan. The mortgage debt secured by 16 of the properties, in Arizona, California, Colorado, Florida, Georgia, Kansas, Michigan, Missouri, Nebraska, Tennessee, Texas and Virginia was refinanced in the total amount of $90.7 million. GCLP received net cash of $1.7 million after paying off $83.4 million of Phase II principal and interest and funding of required escrows and the payment of various closing costs. The new mortgages bear interest at rates ranging from 6.535% to 6.77% per annum, require monthly payments of principal and interest totaling $582,690 and mature in October 2008. No mortgage brokerage and equity refinancing fee was paid to BCM in conjunction with the Phase III refinancing. Thirteen Phase II properties were unencumbered after the payoff of the bridge loan.

  The Partnership used $13.2 million of the net cash received from the refinancings to pay off debt secured by NOLP's interest in GCLP.

  In August 1998, the Partnership obtained second lien financing secured by the Pheasant Ridge Apartments in Bellevue, Nebraska, in the amount of $825,000, receiving net cash of $786,000 after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $8,000 to BCM. The second lien mortgage bears interest at 7.275% per annum, requires monthly payments of principal and interest of $5,642 and matures in September 2009.

  In September 1998, the Partnership refinanced the mortgage debt secured by the Chalet II Apartments in Topeka, Kansas, in the amount of $1.6 million, receiving net cash of $372,000 after paying off $1.1 million in mortgage debt, the funding of required escrows and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $16,000 to BCM. The new mortgage bears interest at 6.535% per annum, requires monthly payments of principal and interest of $10,150 and matures in October 2008.

  In October 1998, GCLP obtained mortgage financing secured by the unencumbered Country Place Apartments in Round Rock, Texas, in the amount of $4.4 million, receiving net cash of $4.1 million after the funding of required escrows and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $44,000 to BCM. The mortgage bears interest at 6.2% per annum, requires monthly payments of principal and interest of $26,851 and matures in November 2008.

  Also in October 1998, GCLP obtained mortgage financing secured by the unencumbered La Mirada Apartments in Jacksonville, Florida, in the amount of $7.7 million, receiving net cash of $6.7 million after the funding of required escrows and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $77,000 to BCM. The mortgage bears interest at 6.2% per annum, requires monthly payments of principal and interest of $47,038 and matures in November 2008.

  Further in October 1998, GCLP sold the 260 unit Skipper's Pond Apartments in Tampa, Florida, for $6.5 million. GCLP received net cash of $6.1 million after the payment of various closing costs, including a real estate brokerage commission of $194,000 to Carmel Realty. A gain of $5.0 million was recognized.

  In November 1998, the Partnership refinanced the mortgage debt secured by the Sherwood Glen Apartments in Urbandale, Iowa, in the amount of $4.7 million. The Partnership received net cash of $597,000 after paying off $3.9 million in mortgage debt, the funding of required escrows and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $47,000 to BCM. The new mortgage bears interest at 6.46% per annum, requires monthly payments of principal and interest of $29,584 and matures in December 2008.

  Also in November 1998, GCLP obtained mortgage financing secured by the unencumbered Regency Falls Apartments in San Antonio, Texas, in the amount of $5.6 million. GCLP received net cash of $5.3 million after the funding of required escrows and the payment of various closing costs, including a mortgage and equity refinancing fee of $56,000 to BCM. The mortgage bears interest at a variable rate, currently 7.5% per annum, requires monthly payments of principal and interest of $41,384 and matures in June 2000.

  Further in November 1998, GCLP obtained mortgage financing secured by the unencumbered Horizon East apartments in Dallas, Texas, in the amount of $2.6 million. GCLP received net cash of $2.5 million after the funding of required escrows and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $26,000 to BCM. The mortgage bears interest at a variable rate, currently 7.5%, requires monthly payments of principal and interest of $19,214 and matures in June 2000.

  In December 1998, GCLP sold the 152 unit Towne Oaks Apartments in Monroe, Louisiana, for $5.0 million, receiving net cash of $4.8 million after the payment of various closing costs, including a real estate brokerage commission of $150,000 to Carmel Realty. A gain of $2.9 million was recognized.

  Also in December 1998, GCLP sold the 212 unit Oakmont Apartments in Monroe, Louisiana, for $5.7 million, receiving net cash of $5.6 million after the payment of various closing costs, including a real estate brokerage commission of $171,000 to Carmel Realty. A gain of $4.2 million was recognized.

  Further in December 1998, GCLP sold the 343 unit River Glen Apartments in Tulsa, Oklahoma, for $6.7 million, receiving net cash of $6.4 million after the payment of various closing costs, including a real estate brokerage commission of $201,000 to Carmel Realty. A gain of $3.8 million was recognized.

  In December 1998, GCLP sold the 212 unit Wisperwood Apartments in Tampa, Florida, for $3.7 million, receiving net cash of $3.5 million after the payment of various closing costs, including a real estate brokerage commission of $111,000 to Carmel Realty. A gain of $2.7 million was recognized.

  Also in December 1998, the Partnership purchased an undivided interest in one of the ground leases under the Westwood Shopping Center for $507,000 in cash. The Partnership paid a $15,000 real estate brokerage commission to Carmel Realty.

  In January 1999, GCLP sold the 199 unit Olde Towne Apartments in Middleton, Ohio, for $4.6 million, receiving net cash of $4.4 million after the payment of various closing costs, including a real estate brokerage commission of $136,000 to Carmel Realty. A gain will be recognized on the sale.

  In February 1999, the Partnership obtained mortgage financing secured by the unencumbered 56 Expressway Office Building in Oklahoma City, Oklahoma, in the amount of $1.7 million. The Partnership received net cash of $1.7 million after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $17,000 to BCM. The mortgage bears interest at a variable rate, currently 8.5% per annum, requires monthly payments of principal and interest of $15,000 and matures in February 2019.

  Also in February 1999, the Partnership obtained mortgage financing secured by the unencumbered Melrose Business Park in Oklahoma City, Oklahoma, in the amount of $900,000. The Partnership received net cash of $870,000 after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $9,000 to BCM. The mortgage bears interest at a variable rate, currently 8.5% per annum, requires monthly payments of principal and interest of $8,000 and matures in February 2019.

  Further in February 1999, GCLP sold the 225 unit Santa Fe Apartments in Kansas City, Missouri, for $4.6 million, receiving net cash of $4.3 million after the payment of various closing costs, including a real estate brokerage commission of $137,000 to Carmel Realty. A gain will be recognized on the sale.

  In February 1999, GCLP sold the 480 unit Mesa Ridge Apartments in Mesa, Arizona, for $19.5 million, receiving net cash of $793,000 after the payment of various closing costs, including a real estate brokerage commission of $585,000 to Carmel Realty and remitting $17.8 million to the lender to hold in escrow pending a substitution of collateral. Such funds will be released when substitute collateral is approved. If substitute collateral is not provided by August 1999, $13.0 million of the escrow will be applied against the mortgage's principal balance, approximately $885,000 will be retained by the lender as a prepayment penalty and the remaining $3.9 million will be returned to GCLP. A gain will be recognized on the sale. NMC will earn an incentive sales fee on the sale in accordance with the partnership agreement.

 Mortgage Loans

  In addition to real estate, a substantial portion of the Partnership's assets are invested in mortgage notes receivable, secured by income-producing real estate, unimproved land and other income producing assets. The Partnership expects that the percentage of its assets invested in mortgage loans will increase as it increases its lending activity in 1999 to take advantage of interest rate spreads or profit participation opportunities. The Partnership intends to service and hold for investment the mortgage notes currently in its portfolio. The Partnership's mortgage notes consist of first, wraparound and junior mortgage loans secured by real estate, and other secured and unsecured loans.

  Types of Mortgage Activity. The Partnership may originate its own mortgage loans. The Partnership is not, however, considering acquiring existing mortgage notes. BCM, in its capacity as a mortgage servicer, services the Partnership's mortgage notes. The Partnership's investment policy is described in ITEM 1. "BUSINESS--Business Plan and Investment Policy".

  Types of Properties Subject to Mortgages. The properties securing the Partnership's mortgage notes receivable portfolio at December 31, 1998, consisted of an office building, shopping centers, unimproved land and partnership interests.

  At December 31, 1998, the Partnership's mortgage notes had an aggregate face amount of $133.7 million and an aggregate net carrying value of $114.5 million, net of deferred gains ($2.4 million), discounts ($109,000) and allowance for estimated losses ($1.9 million).

  The following table sets forth the percentage (based on the outstanding mortgage note balance at December 31, 1998), by property type and geographic region, of the properties that serve as collateral for the mortgage notes in the Partnership's mortgage notes receivable portfolio at December 31, 1998, excluding the $91.3 million in mortgage notes secured by unimproved land and other security as discussed below. See Schedule IV to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for further details of the Partnership's mortgage notes receivable portfolio.

                                                               Commercial
      Region                                        Apartments Properties Total
      ------                                        ---------- ---------- -----
      Southeast...................................     39.5%       -- %    39.5%
      Southwest...................................      4.9       12.1     17.0
      Northeast...................................      --         7.3      7.3
      Midwest.....................................      --        36.2     36.2
                                                       ----       ----    -----
                                                       44.4%      55.6%   100.0%
                                                       ====       ====    =====

  A summary of the activity in the Partnership's mortgage notes receivable portfolio during 1998 is as follows:

      Loans in mortgage notes receivable portfolio at January 1, 1998......  13
      Loans funded.........................................................  16
      Loans paid in full...................................................  (5)
                                                                            ---
      Loans in mortgage notes receivable portfolio at December 31, 1998....  24
                                                                            ===

  First Mortgage Loans. These loans can provide for level periodic payments of principal and interest, may involve interest only payments or for all interest and a "balloon" principal payment at maturity. With respect to first mortgage loans, it is the Partnership's general policy to require that the borrower provide a mortgagee's title policy or an acceptable legal opinion of title as to the validity and the priority of the mortgage lien over all other obligations, except liens arising from unpaid property taxes and other exceptions normally allowed by first mortgage lenders in the relevant area.

  The following discussion briefly describes first mortgage loans funded by the Partnership in 1998, as well as events that affected previously funded first mortgage loans.

  During 1998, the Partnership funded a total of $8.0 million of a $23.8 million loan commitment to Centura Tower, Ltd. The loan is secured by 2.244 acres of land, and an office building under construction in Dallas, Texas. The loan bears interest at 12.0% per annum, requires monthly payments based on net revenues after development of the land and building and matures in January 2003. The borrower has not obtained a construction loan, therefore, the Partnership may be required to fund construction costs in excess of its loan commitment in order to preserve its collateral interest. Cost to construct the office building is in excess of $60.0 million. Through February 1999, the Partnership has funded an additional $2.5 million.

  During 1998, the Partnership funded $2.1 million of a $2.2 million loan commitment to Varner Road Partners, L.L.C. The loan is secured by 129.77 acres of land in Riverside County, California and a pledge of the stock of the borrower. The loan bears interest at 15.0% per annum and matures in November 1999. All principal and interest are due at maturity.

  During the first and second quarters of 1998, the Partnership funded a $356,000 loan to Ellis Development Company, Inc. The loan is secured by 4.5 acres of land in Abilene, Texas. The loan bears interest at 14.0% per annum and had an original maturity of April 1999. All principal and interest are due at maturity. In August 1998, the loan was modified and extended, increasing the loan commitment to $946,000, of which $942,000 has been funded and extending the maturity date to August 1999. In exchange for the modification and extension the borrower pledged additional collateral consisting of the personal guarantees of the principal owners of the borrower and a collateral assignment of a $220,000 note receivable. All other terms of the loan remained unchanged.

  In June 1998, the Partnership funded a $2.4 million loan to Cuchara Partners, Ltd. and Ski Rio Partners, Ltd., affiliates of JNC Enterprises, Ltd. ("JNC"). The loan is secured by (1) a first lien on approximately 1,000 acres of land in Huerfano County, Colorado, known as Cuchara Valley Mountain Ski Resort; (2) assignment of a $2.0 million promissory note which is secured by approximately 2,623 acres of land in Taos County, New Mexico, known as Ski Rio Resort; and (3) a pledge of all related partnership interests. The loan bears interest at 16.0% per annum and matures in June 1999. All principal and interest are due at maturity. In July 1998, the Partnership funded an additional $1.8 million, increasing the loan balance to $4.2 million. All other terms of the loan remained unchanged. In the fourth quarter of 1998, the Partnership received $109,000 on the sale of 11 parcels of the collateral property in Taos, New Mexico. This loan is cross-collateralized with other JNC loans discussed below.

  In June 1998, GCLP collected $18.5 million in full payment of a mortgage note receivable, receiving net cash of $3.9 million after paying off a $14.6 million underlying lien, including a prepayment penalty. GCLP recognized a gain of $1.0 million on the early collection, as well as a previously deferred gain of $11.2 million related to the 1988 sale of the property, the gain having been deferred until the seller provided financing was paid off.

  In the second quarter of 1998, the Partnership received a total of $3.8 million on the collection of two of its mortgage notes receivable. The Partnership made a $3.5 million paydown on a mortgage partially secured by one of the paid off notes.

  In July 1998, the Partnership paid in full two mortgage loans in the total amount of $3.5 million secured by six of the Partnership's mortgage notes receivable.

  In August 1998, the Partnership funded a $6.0 million loan to Centura Holdings, LLC, a subsidiary of Centura Tower, Ltd. The loan is secured by
6.4109 acres of land in Dallas, Texas. The loan bears interest at 15.0% per annum and matures in August 2000. All principal and interest are due at maturity.

  In September 1998, the Partnership received payment in full of a $800,000 note receivable which had matured.

  In March 1998, the Partnership ceased receiving the required payments on a $3.0 million note receivable secured by an office building in Dallas, Texas. In October 1998, the Partnership began foreclosure proceedings. In January 1999, the borrower filed for bankruptcy protection. The Partnership expects to incur no loss on foreclosure as the fair value of the collateral property less estimated costs of sale, exceeds the carrying value of the note. In March 1999, the Partnership received payment in full, including accrued but unpaid interest.

  In December 1998, the Partnership obtained financing in the amount of $6.1 million secured by seven notes receivable with an aggregate principal balance of $19.1 million. The Partnership received net cash of $5.9 million after the payment of various closing costs. The financing bears interest at 14.0% per annum, requires monthly payments of interest only and matures in December 1999. The Partnership paid a mortgage brokerage and equity refinancing fee of $61,000 to BCM.

  In December 1997, the Partnership funded a $3.4 million loan to Stratford & Graham Developers, L.L.C. The loan is secured by 1,485 acres of undeveloped land in Riverside County, California. The loan bears interest at 15.0% per annum and matures in June 1999. All principal and interest are due at maturity. In the second, third and fourth quarters of 1998, the Partnership funded an additional $370,000 increasing the loan balance to $3.8 million. In January and February 1999, the Partnership funded an additional $105,000, increasing the loan balance to $3.9 million.

  Wraparound Mortgage Loans. A wraparound mortgage loan, sometimes called an all-inclusive loan, is a mortgage loan having an original principal amount equal to the outstanding balance under the prior existing mortgage loan(s) plus the amount actually advanced under the wraparound mortgage loan. Wraparound mortgage loans may provide for full, partial or no amortization of principal.

  At December 31, 1998, the Partnership's one wraparound mortgage note receivable was in default. The Partnership has been vigorously pursuing its rights regarding the loan. The Partnership expects to incur no loss in excess of reserves previously provided if it is unable to collect the balance due.

  Junior Mortgage Loans. Junior mortgage loans are loans secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower.

  In May 1998, the Partnership funded $713,000 of an original $836,000 loan commitment to Warwick of Summit, Inc., of which $619,000 was used to repay an affiliate's loan from the Partnership. The new loan is secured by a second lien on a shopping center in Rhode Island, by 100% of the stock of the borrower and by the personal guarantee of the principal shareholder of the borrower. The loan bears interest at 14.0% per annum and matures in December 1999. All principal and interest are due at maturity. In June 1998, the Partnership funded the remaining $123,000 of the initial loan commitment and in July 1998, an additional $301,000 was funded, increasing the loan balance to $1.1 million. In August 1998, the loan was modified, increasing the commitment to $1.8 million, which has been fully funded. All other terms of the loan remained unchanged.

  In October 1998, the Partnership funded two $1.0 million loans to JNC. One loan is secured by a second lien on 3.5 acres of land in Dallas, Texas, the guaranty of the borrower and the personal guarantees of its partners. The loan bears interest at 14.0% per annum and matures in October 1999. The other loan was secured by a second lien on 2.92 acres of land in Dallas, Texas, the guaranty of the borrower and the personal guarantees of its partners. The loan bore interest at 14.0% per annum and matured in October 1999. All principal and interest were due at maturity. This loan was paid in full in March 1999. The loans are cross-collateralized with the Cuchara/Ski Rio and other JNC loans funded by the Partnership.

  Also in October 1998, the Partnership funded a $2.1 million loan to Frisco Panther Partners, Ltd. , an affiliate of JNC. The loan is secured by a second lien on 408.23 acres of land in Frisco, Texas, the guaranty of the borrower and the personal guarantees of its partners. The loan bears interest at 14.0% per annum and matures in October 1999. All principal and interest are due at maturity. This loan is cross-collateralized with the Cuchara/Ski Rio and other JNC loans funded by the Partnership. In January 1999, the Partnership received an $820,000 paydown on the loan, as discussed below.

  In December 1998, the Partnership funded $3.3 million of a $5.0 million loan commitment to JNC. The loan is secured by a second lien on 1,791 acres of land in Denton County, Texas and a second lien of 220 acres of land in Tarrant County, Texas. The loan bears interest at 12.0% per annum and matures in December 1999. All principal and interest are due at maturity. This loan is cross-collateralized with the Cuchara/Ski Rio and other JNC loans funded by the Partnership. In January 1999, the Partnership received a $1.3 million paydown on the loan, as discussed below. In January and February 1999, the Partnership funded an additional $2.0 million.

  Other. Beginning in 1997 and through October 1998, the Partnership funded $1.5 million of a $1.6 million loan commitment to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by (1) a 100% limited partnership interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and
(3) the personal guarantees of the Bordeaux partners. The loan bears interest at 14.0% per annum. Until November 1998, the loan required monthly payments of interest only at 12.0% per annum, with the deferred interest payable at maturity in January 1999. In November 1998, the loan was modified to allow payments based on monthly cash flow of the collateral property and the maturity date was extended to December 1999. The property has had no cash flow. The remaining $50,000 was funded in January 1999.

  In June 1998, the Partnership funded a $365,000 loan to RB Land & Cattle, L.L.C. The loan is secured by a pledge of a note secured by 7,200 acres of undeveloped land near Crowell, Texas and the personal guarantee of the borrower. The loan bore interest at 10.0% per annum and matured in December 1998. All principal and interest were due at maturity. The borrower did not make the required payments and the loan was placed in non-accrual. The Partnership has begun foreclosure proceedings. The Partnership expects to incur no loss on foreclosure as the fair value of the collateral property less estimated costs of sale, exceeds the carrying value of the note.

  In August 1998, the Partnership funded a $3.7 million loan to JNC. The loan was secured by a contract to purchase 387 acres of land in Collin County, Texas, the guaranty of the borrower and the personal guarantees of its partners. The loan bore interest at 12.0% per annum and matured the earlier of termination of the contract or February 1999. All principal and interest were due at maturity. This loan was cross-collateralized with the Cuchara/Ski Rio loan and other JNC loans. In January 1999, ART purchased the contract from JNC and acquired the land. In connection with the purchase, GCLP funded an additional $6.0 million of a $95.0 million loan commitment to ART. A portion of the funds were used to payoff the $3.7 million loan, including accrued but unpaid interest, paydown by $1.3 million the JNC line of credit and paydown by $820,000 the JNC Frisco Panther Partners Ltd. loan, discussed below. See "Related Party".

  Also in August 1998, the Partnership funded a $635,000 loan to La Quinta Partners, LLC. The loan is secured by interest bearing accounts prior to being used as escrow deposits toward the purchase of a total of 956 acres of land in La Quinta, California. The loan bore interest at 10.0% per annum and matured in November 1998. All principal and interest were due at maturity. In November and December 1998, the Partnership received $250,000 in principal paydowns and in the second quarter of 1999, the remaining $385,000 was expected to be collected.

  In October 1998, the Partnership funded a $350,000 loan to Four "J" International Corp., 5J-CTMS, Ltd. and an individual. The loan was secured by
1.1 million Class A limited partnership units in Grapevine American Ltd., which are convertible into shares of Series G Cumulative Convertible Preferred Stock of ART. The loan bore interest at 15.0% per annum and matured in February 1999. All principal and interest were due at maturity. In January 1999, the note was collected in full.

  In July 1997, the Partnership funded a $700,000 loan to an individual. In February 1998, the Partnership funded an additional $40,000 and the loan was modified, increasing the principal balance to $740,000. The loan is secured by a security interest in an oil, gas and mineral lease in Anderson County, Texas and by a second lien mortgage on a ranch in Henderson County, Texas. The loan bears interest at 12.0% per annum, requires monthly payments of interest only and originally matured in December 1998. In October 1998, the loan was modified, extending the maturity date to September 1999.


  Related Party. In November and December 1998, GCLP funded $50.0 million of $95.0 million loan commitment to ART. The loan is secured by second liens on six ART properties in Minnesota, Mississippi and Texas, the stock of ART Holdings, Inc., a wholly-owned subsidiary of ART that owns 3,349,535 National Realty units of limited partner interest and by the stock of NMC. The loan bears interest at 12.0% per annum, requires monthly payments of interest only and matures in November 2003. In January 1999, the Partnership funded an additional $6.0 million.

  In December 1998, in connection with the Moorman lawsuit settlement, NMC, a wholly-owned subsidiary of ART and the new general partner of the Partnership, assumed responsibility for repayment to the Partnership of the $12.2 million paid by the Partnership to the Moorman Class Members and legal counsel. The loan bears interest at the 90 day LIBOR (London InterBank Offered Rate) plus 2.0% per annum, currently 7.0% per annum, adjusted every 90 days and requires annual payments of accrued interest plus principal payments of $500,000 in each of the first three years, $750,000 in each of the next three years, $1.0 million in each of the next three years, with payment in full of the remaining balance in the tenth year. The note is guaranteed by ART. The note matures upon the earlier of the liquidation or dissolution of the Partnership, NMC ceasing to be the General Partner or 10 years from March 31, 1999, the date of the first cash distribution to the Moorman Class Members. See ITEM 3. "LEGAL PROCEEDINGS--Moorman Settlement."

  In February 1999, GCLP funded a $5.0 million unsecured loan to Davister Corp., which at December 31, 1998, owned approximately 15.8% of the outstanding shares of ART's common stock. The loan bears interest at 12.0% per annum and matures in February 2000. All principal and interest are due at maturity. The loan is guaranteed by BCM.

Investment in Marketable Equity Securities of ART

  At December 31, 1998, the Partnership owned 195,732 shares of ART's common stock, approximately 1.8% of ART's outstanding shares. The executive officers of the General Partner are also executive officers of ART. See ITEM 12. "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." As of March 5, 1999, the market value of the ART common stock owned by the Partnership was $3.3 million. As of March 5, 1999, ART and BCM owned 3,502,469 and 470,775 units, respectively, of National Realty's units of limited partner interest, approximately 55.4% and 7.5% of the units then outstanding.

ITEM 3. LEGAL PROCEEDINGS

 Moorman Settlement

  The Partnership entered into a settlement agreement, dated as of May 9, 1990, relating to the action entitled Moorman, et al. v. Southmark Corporation, et al. Such action was filed on September 2, 1987, in the Superior Court of the State of California, County of San Mateo. The Partnership agreed to settle such action pursuant to the terms of a written agreement (the "Moorman Settlement Agreement").

  The Moorman Settlement Agreement provided for a plan (the "Moorman Settlement Plan") consisting of, among other things, the following: (1) the appointment and operation of a committee (the "Oversight Committee") to oversee the implementation of the Moorman Settlement Plan, and (2) the establishment of specified annually increasing targets (each a "Target") for each of the five years through May 1995, relating to the price of the units of limited partner interest.

  If the Targets were not met for any two successive years of the Moorman Settlement Plan or for the final year of the Moorman Settlement Plan, Syntek Asset Management, L.P. ("SAMLP") was required to withdraw as general partner effective at the time a successor general partner was elected. The Targets for the first and second anniversary dates were not met. Since the Targets were not met for two successive years, the Moorman Settlement Agreement required that SAMLP resign as general partner, effective upon the election and qualification of its successor. On July 8, 1992, SAMLP notified the Oversight Committee of the failure to meet the Target for two successive years.

  Upon, among other things, the withdrawal of SAMLP as general partner and the due election and taking office of a successor, the Moorman Settlement Plan would terminate. Withdrawal of SAMLP as general partner pursuant to the Moorman Settlement Agreement required unitholders to elect a successor general partner by majority vote.

  The Moorman Settlement Agreement provided that the withdrawal of SAMLP as general partner would require the Partnership to acquire its interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. Under the Moorman Settlement Agreement, payment for such Redeemable General Partner Interest, fees and other compensation could have, at the Oversight Committee's option, been paid over a three year period pursuant to a secured promissory note bearing interest at a financial institution's prime rate and containing commercially reasonable terms and collateral. Under the Moorman Settlement Plan, the purchase price for Redeemable General Partner Interest would have been calculated as of the time SAMLP withdrew as general partner under the Partnership's governing documents. The Redeemable General Partner Interest was calculated at December 31, 1997, to be $49.6 million. The Partnership would have been entitled to offset against any such payment the then outstanding principal balance ($4.2 million at December 31, 1997) plus all accrued but unpaid interest ($7.2 million at December 31, 1997) on the note receivable from SAMLP for its capital contribution to the Partnership. In the accompanying December 31, 1997, Consolidated Balance Sheet, the Redeemable General Partner Interest is shown as a reduction of Partners' Equity, and the note receivable from the General Partner was offset against the Redeemable General Partner Interest. The Oversight Committee had previously informed the Partnership that it had calculated such Redeemable General Partner Interest to be a lesser amount.

  On July 15, 1998, National Realty, SAMLP and the Oversight Committee executed an Agreement for Cash Distribution and Election of Successor General Partner (the "Cash Distribution Agreement") which provides for the nomination of NMC, which is an entity affiliated with SAMLP, to be the successor general partner of the Partnership, for the distribution of $11.4 million to the Moorman Class Members and for the resolution of all related matters under the Moorman Settlement Agreement. The Cash Distribution Agreement was submitted to the Court on July 23, 1998. On August 4, 1998, the Court entered an order granting preliminary approval of the Cash Distribution Agreement. On September 9, 1998, a notice was mailed to the Moorman Class Members describing the Cash Distribution Agreement. On October 16, 1998, a hearing was held to consider any objections to the Cash Distribution Agreement. On October 23, 1998, the Court entered an order granting final approval of the Cash Distribution Agreement. The Court also entered orders requiring the Partnership to pay $404,000 in attorney's fees to Joseph B. Moorman's legal counsel, $30,000 to Joseph B. Moorman and $404,000 in attorney's fees to Robert A. McNeil's legal counsel.

  Pursuant to the order, $11.4 million was deposited by the Partnership into an escrow account and then transferred to the control of an independent settlement administrator. The distribution of the cash shall be made to the Moorman Class Members pro rata based upon the number of units originally issued to each Moorman Class Member upon the formation of the Partnership in 1987. On March 10, 1999, the Court entered an order providing for the initial distribution of the cash not later than March 31, 1999. The distribution of cash is under the control of the independent settlement administrator.

  The proposal to elect NMC as the successor general partner was submitted to the unitholders of National Realty for a vote at a special meeting of unitholders held on December 18, 1998. All units of the Partnership owned by affiliates of SAMLP (approximately 61.8% of the outstanding units of National Realty as of the November 27, 1998 record date) were voted pro rata with the vote of the other limited partners. NMC was elected by a majority vote of the unitholders. The Moorman Settlement Plan remained in effect until December 18, 1998, when SAMLP resigned as general partner and NMC was elected successor general partner and took office.

  Under the Cash Distribution Agreement, SAMLP waived its right under the Moorman Settlement Agreement to receive any payment from the Partnership for its Redeemable General Partner Interest and fees it was entitled to receive upon the election of a successor general partner. As of December 31, 1997, the Redeemable General Partner Interest was calculated to be $49.6 million. In addition, pursuant to the Cash Distribution Agreement, the Partnership Agreement was amended to provide that, upon voluntary resignation of the general partner, the resigning general partner shall not be entitled to the repurchase of its general partner interest under Paragraph 17.9 of the Partnership Agreement.

  Under the Cash Distribution Agreement, NMC assumed liability for SAMLP's note for its capital contribution to the Partnership. In addition, NMC assumed liability for a note which requires the repayment to the Partnership of the $11.4 million paid by the Partnership under the Cash Distribution Agreement plus the $808,000 in court ordered attorney's fees and the $30,000 paid to Joseph B. Moorman. This note requires repayment over a ten-year period, bears interest at a variable rate, currently 7.0% per annum, and is guaranteed by ART, which is the parent of NMC and which owns approximately 55.4% of the outstanding units of the Partnership.

  Other. The Partnership is involved in various lawsuits arising in the ordinary course of business. Management of the Partnership is of the opinion that the outcome of these lawsuits would have no material impact on the Partnership's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Partnership held a special meeting of unitholders on December 18, 1998, at which meeting the Partnership's unitholders were asked to consider and vote upon (1) the election of NMC as successor general partner of the Partnership,
(2) an amendment to the partnership agreement of National Realty to facilitate SAMLP's withdrawal as the general partner of National Realty, and (3) an amendment to the Partnership Agreement of the Operating Partnership to facilitate SAMLP's withdrawal as the general partner of the Operating Partnership. At such meeting the Partnership's unitholders elected NMC as the successor general partner with 4,742,925 votes for the proposal, 145,900 votes against the proposal and 54,720 votes abstaining; approved an amendment to the Partnership Agreement of National Realty to facilitate SAMLP's withdrawal as the general partner of National Realty with 4,864,225 votes for the proposal, 21,250 votes against the proposal and 58,070 votes abstaining and approved an amendment to the Partnership Agreement of the Operating Partnership to facilitate SAMLP's withdrawal as general partner of the Operating Partnership with 4,863,319 votes for the proposal, 22,057 votes against the proposal and 58,169 votes abstaining.

                               ----------------

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNER INTEREST AND RELATED SECURITY HOLDER MATTERS

  National Realty's units of limited partner interest are traded on the American Stock Exchange ("AMEX") using the symbol "NLP."

  The following table sets forth high and low sale prices of National Realty's units of limited partner interest as reported by the AMEX:

 Quarter Ended                                                   High     Low
 -------------                                                 -------- -------
March 31, 1999................................................ $22 9/16 $21 7/8
  (through March 5, 1999)
March 31, 1998................................................  24 1/8   19 3/8
June 30, 1998.................................................  20 1/16  18 1/2
September 30, 1998............................................  22       19
December 31, 1998.............................................  23       19 3/4
March 31, 1997................................................  19 1/8   12 7/8
June 30, 1997.................................................  19 1/2   16 3/8
September 30, 1997............................................  24       19
December 31, 1997.............................................  24 3/4   24 3/8

  As of March 5, 1999, the closing price of National Realty's units of limited partner interest on the AMEX was $22.50 per unit.

  As of March 5, 1999, National Realty's units of limited partner interest were held by 5,101 holders of record.

  The Partnership has paid quarterly distributions since the fourth quarter of 1993. During 1998, the Partnership declared quarterly distributions of $.125 per unit, a total of $.50 per unit or $3.2 million.

  The distributions paid by the Partnership in 1998 and 1997 were as follows:

  Date Declared            Record Date                Payable Date            Amount
------------------      ------------------         ------------------         ------
March 2, 1998           March 13, 1998             March 31, 1998             $ .125
May 27, 1998            June 4, 1998               June 19, 1998                .125
September 15, 1998      September 25, 1998         September 30, 1998           .125
December 2, 1998        December 15, 1998          January 4, 1999              .125
February 26, 1997       March 14, 1997             March 31, 1997               .10
June 5, 1997            June 13, 1997              June 30, 1997                .10
September 3, 1997       September 15, 1997         September 30, 1997           .10
December 1, 1997        December 15, 1997          January 5, 1998             1.50*
December 1, 1997        December 15, 1997          January 5, 1998              .10

--------
* Special distribution.

  In March 1999, the Board of Directors of the General Partner affirmed National Realty's unit repurchase program which was established in 1987. The Board also established a new authorization for the repurchase of up to 500,000 additional units in open-market transactions. Through December 31, 1998, the Partnership had purchased a total of 402,960 units under the prior authorization at a total cost of $5.1 million. The Partnership has not purchased any units under such purchase program since January 1993.

  In May 1996, the Partnership announced an offer to buy back its units of limited partner interest from unitholders owning 99 or fewer units. The Partnership paid a premium of $.50 per unit over the average closing price of its units as reported on the AMEX from May 10, 1996 through June 28, 1996, the expiration date of the offer. On July 12, 1996, the Partnership purchased 77,725 units at a total cost of $841,000. The Partnership extended this purchase offer through August 5, 1996. On August 16, 1996, the Partnership purchased an additional 9,677 units at a cost of $113,000.

ITEM 6. SELECTED FINANCIAL DATA

                                     For the Years Ended December 31,
                          ----------------------------------------------------------
                             1998        1997        1996        1995        1994
                          ----------  ----------  ----------  ----------  ----------
                                 (dollars in thousands, except per unit)
EARNINGS DATA
Revenues................  $  113,834  $  117,365  $  112,681  $  110,892  $  107,546
Expenses
 Interest...............      39,685      34,189      33,759      34,956      34,145
 Property operations....      62,736      64,620      63,136      63,320      60,793
 General and
  administrative........       6,820       7,856       5,975       6,252       5,809
 Depreciation...........       9,691      10,338      10,247      10,268      10,034
                          ----------  ----------  ----------  ----------  ----------
  Total expenses........     118,932     117,003     113,117     114,796     110,781
                          ----------  ----------  ----------  ----------  ----------
 Income (loss) from
  operations............      (5,098)        362        (436)     (3,904)     (3,235)
 Gain on sale of real
  estate................      52,589       8,356          61       7,701       8,252
                          ----------  ----------  ----------  ----------  ----------
  Net income (loss).....  $   47,491  $    8,718  $     (375) $    3,797  $    5,017
                          ==========  ==========  ==========  ==========  ==========
PER UNIT DATA
 Net income (loss)......  $     7.36  $     1.35  $     (.06) $      .58  $      .77
                          ==========  ==========  ==========  ==========  ==========
Distributions per unit..  $      .50  $     1.90  $     1.10  $     1.28  $      .44
Weighted average units
 of limited partner
 interest used in
 computing earnings per
 unit...................   6,321,425   6,327,418   6,387,270   6,418,104   6,418,572
                                               December 31,
                          ----------------------------------------------------------
                             1998        1997        1996        1995        1994
                          ----------  ----------  ----------  ----------  ----------
                                          (dollars in thousands)
BALANCE SHEET DATA
Real estate, net........  $  167,409  $  211,424  $  224,764  $  229,482  $  241,535
Notes and interest
 receivable, net........     114,525      24,943      13,279      10,246      11,532
Total assets............     337,782     279,580     281,333     292,930     290,140
Notes and interest
 payable................     358,100     339,102     325,921     326,500     326,775
Redeemable General
 Partner interest.......         --       45,442      37,855      31,997      28,800
Partners' (deficit).....     (32,115)   (122,275)   (112,946)    (99,267)    (91,823)

  Units and per unit data have been restated for the three for one forward unit split, effected January 2, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Introduction

  National Realty, L.P. ("National Realty") is a Delaware limited partnership formed on January 29, 1987, the primary business which is owning and operating through National Operating, L.P., also a Delaware limited partnership (the "Operating Partnership"), a portfolio of real estate and financing real estate and real estate activities through investments in mortgage loans. Most of the Operating Partnership's properties were acquired in transactions consummated on September 18, 1987, pursuant to which National Realty acquired all of the assets, and assumed all of the liabilities, of 35 public and private limited partnerships. National Realty and the Operating Partnership operate as an economic unit and, unless the context otherwise requires, all references herein to the "Partnership" shall constitute references to National Realty and the Operating Partnership as a unit.

  In November 1992, the Operating Partnership, in conjunction with a refinancing of 52 of its apartment complexes and a wraparound note receivable, transferred such assets to Garden Capital, L.P. ("GCLP"), a Delaware limited partnership in which the Operating Partnership holds a 99.3% limited partner interest. See NOTE 7. "NOTES AND INTEREST PAYABLE."

 Liquidity and Capital Resources

  The General Partner has discretion in determining methods of obtaining funds for the Partnership's operations. The Partnership's governing documents place no limitation on the amount of leverage that the Partnership may incur either in the aggregate or with respect to any particular property or other investment. At December 31, 1998, the aggregate loan-to-value ratio of the Partnership's real estate portfolio, computed on the basis of the ratio of total property-related debt to aggregate estimated current values, was 63.5% compared to 43.4% at December 31, 1997.

  Cash and cash equivalents aggregated $9.0 million at December 31, 1998 as compared with $17.2 million at December 31, 1997.

  The Partnership's principal sources of cash have been and will continue to be from property operations and externally generated funds. Externally generated funds include borrowings, proceeds from the sale of the Partnership's properties and other assets and proceeds from borrowings secured by the Partnership's properties or mortgage notes receivable. The Partnership expects that cash flow from property operations together with externally generated funds will be sufficient to meet the Partnership's various cash needs in 1999, including, but not limited to, the payment of distributions, debt service obligations coming due and property maintenance and improvements, as more fully discussed in the paragraphs below.

  Currently, all but nine of the Partnership's properties are encumbered by mortgage debt. In 1999, mortgage debt totaling $20.7 million comes due. The Partnership intends to seek to refinance certain mortgages that either mature in the next two years or where there is an interest rate advantage to the Partnership, and use excess refinancing proceeds for working capital purposes.

  The Partnership's cash flow from property operations (rents collected less payments for property operating expenses) decreased to $42.9 million in 1998 from $50.5 million in 1997. A decrease of $4.2 million was due to properties sold in 1998 and in 1997. The remaining decrease is due to the payment in 1998 of expenses accrued at December 31, 1997, and decreases in occupancy, partially offset by an increase of $2.6 million primarily due to the Partnership's continued success in increasing rental rates during 1998. Rental rates at the Partnership's apartments, which account for over 80% of the Partnership's properties, increased an average of 4% in 1998 over 1997, although occupancy rates decreased an average of 1%. At the Partnership's commercial properties, rental rates increased an average of 4% over 1997, although occupancy rates decreased an average of 3.5%. Management believes that this trend in rental rates will continue, particularly in the Partnership's apartments, if the economy remains stable or improves and expects that occupancy rates will improve in 1999.

  Interest collected on mortgage notes receivable of $4.1 million in 1998 approximated 1997. Interest is expected to increase as a source of cash to the Partnership as it originates additional mortgage loans and as loans mature in 1999 that require interest be paid only at maturity.

  Interest paid on the Partnership's notes payable decreased to $27.9 million in 1998 from $30.3 million in 1997. Of this decrease, $2.3 million was due to loans paid off in 1998 and an additional $2.3 million was due to properties sold in 1997 and 1998. These decreases were offset in part by an increase of $1.4 million due to properties refinanced and unencumbered properties financed in 1998.

  General and administrative expenses paid decreased to $7.8 million in 1998 from $9.5 million in 1997. The decrease was due to a decrease in legal fees related to the Southern Palms litigation of $754,000, a decrease of $256,000 in legal and other fees related to the Moorman litigation, a decrease of $580,000 in overhead reimbursements to Basic Capital Management, ("BCM") and a decrease of $200,000 due to a decrease in insurance deductibles.

  The Partnership was involved in significant investing activities during 1998. The Partnership originated 16 mortgage or other loans totaling $97.8 million, funded $870,000 on an existing loan and collected $24.2 million on its mortgage notes receivable, primarily from the payoff of five notes. In connection with two of the payoffs, the Partnership paid off underlying notes payable in the amount of $18.1 million, including a prepayment penalty. Also in 1998, the Partnership made improvements to its properties totaling $2.8 million and sold 10 apartments, two commercial properties and one parcel of unimproved land, for $81.0 million, receiving net cash of $49.7 million after the payoff of mortgage debt and the payment of various closing costs.

  In 1998, the Partnership received net cash of $25.3 million from mortgage financing secured by four unencumbered apartments, by seven notes receivable and by a second lien mortgage on an apartment. In addition, the Partnership refinanced the mortgages secured by three apartments, receiving net cash of $2.5 million after paying off $7.1 million in mortgage debt and the payment of various closing costs. Also in 1998, the Partnership made scheduled principal payments on mortgages totaling $3.3 million.

  In November 1992, in conjunction with the transfer of the net assets of 52 apartments and a wraparound note receivable to GCLP, such assets were refinanced under a $223.0 million blanket mortgage loan. The blanket mortgage loan required that cash flow from the GCLP properties be used to fund various escrow and reserve accounts and limited the payment of distributions to the Partnership.

  In January 1997, GCLP replaced the credit enhancement escrow with an $18.5 million letter of credit. The letter of credit provided by a financial institution in the amount of $18.5 million was for a term of not less than two years. The letter of credit could be drawn upon to pay operating shortfalls of GCLP's properties. The available amount under the letter of credit would be reduced by the amount of each draw on the letter of credit. The Partnership received net cash of $11.3 million from the released credit enhancement escrow, after the payment of various costs.

  In July 1998, GCLP commenced a three-phase refinancing of the blanket mortgage loan secured by the 50 properties then held by it. Phase I consisted of 18 of the properties, in Arizona, Florida, Illinois, Indiana, Kansas, Missouri, Oklahoma and Texas, which were refinanced in the amount of $150.0 million. GCLP received net cash of $33.6 million after paying off $102.9 million in mortgage debt, the funding of required escrows and the payment of various closing costs associated with the Phase I refinancing. The Partnership received $32.1 million of the net cash from the GCLP Phase I refinancing. The new $150.0 million mortgage loan requires that cash flow from the 18 properties be used to fund various escrow and reserve accounts and limits the payment of distributions to the Partnership. Phase II consisted of short-term bridge financing of 29 of the properties, in Arizona, Arkansas, California, Colorado, Florida, Georgia, Kansas, Louisiana, Michigan, Missouri, Nebraska, Ohio, Oklahoma, Tennessee, Texas and Virginia, which were refinanced in the amount of $86.2 million. GCLP received net cash of $1.4 million after paying off $80.0 million in mortgage debt, the funding of required escrows and the payment of various closing costs associated with the Phase II refinancing. The Partnership used $13.2 million of the net cash received from the Phase I refinancing to pay off debt secured by the Operating Partnership's interest in GCLP.

  In September 1998, GCLP completed Phase III of the refinancing by refinancing the properties secured by the Phase II bridge loan. The mortgage debt secured by 16 of the properties, in Arizona, California, Colorado, Florida, Georgia, Kansas, Michigan, Missouri, Nebraska, Tennessee, Texas and Virginia was refinanced in the total amount of $90.7 million. GCLP received net cash of $1.7 million after paying off $83.4 million of Phase II principal and interest and funding of required escrows and the payment of various closing costs associated with the Phase III refinancing.

  In 1998, the Partnership received from GCLP, in addition to the GCLP refinancing proceeds discussed above, excess cash flow and property sales proceeds totaling $71.6 million.

  The Partnership has paid quarterly distributions since the fourth quarter of 1993. The Partnership declared total distributions of $.50 per unit or $3.2 million in 1998.

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

  As more fully discussed in NOTE 15. "COMMITMENTS AND CONTINGENCIES--Moorman Settlement," the Moorman litigation settlement agreement (the "Moorman Settlement Agreement") set forth certain aggressive, annually increasing targets relating to the price of the Partnership's units of limited partner interest which were not achieved, resulting in, among other things, the required withdrawal of the Partnership's General Partner upon election of a successor.

  Pursuant to the Partnership Agreement and the Moorman Settlement Agreement, the withdrawal of the General Partner required the Partnership to acquire the General Partner's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation. The Moorman Settlement Agreement provided that any payment for such Redeemable General Partner Interest, fees and other compensation during the pendency of the Moorman Settlement Agreement could have, at the option of the Oversight Committee (also established under the Moorman Settlement Agreement), been paid over three years pursuant to a secured promissory note bearing interest at a financial institution's prime rate. The fair value of the Redeemable General Partner Interest at December 31, 1997 was calculated to be $49.6 million. The Partnership would have been entitled to offset against such payment the then outstanding principal balance of the note receivable ($4.2 million at December 31, 1997) plus all accrued and unpaid interest ($7.2 million at December 31, 1997) on the note receivable from the General Partner representing its capital contribution to the Partnership.

  In the accompanying December 31, 1997 Consolidated Balance Sheet, the Redeemable General Partner Interest is shown as a reduction of Partners' Equity and the note receivable from the General Partner was offset against the Redeemable General Partner Interest.

  On July 15, 1998, National Realty, Syntek Asset Management, L.P. ("SAMLP") and the Oversight Committee executed an Agreement for Cash Distribution and Election of Successor General Partner (the "Cash Distribution Agreement") which provided for the nomination of NRLP Management Corp. ("NMC"), which is an entity affiliated with SAMLP, to be the successor general partner of the Partnership, for the distribution of $11.4 million to the Moorman Class Members and for the resolution of all related matters under the Moorman Settlement Agreement. The Cash Distribution Agreement was submitted to the Court on July 23, 1998. On August 4, 1998, the Court entered an order granting preliminary approval of the Cash Distribution Agreement. On September 9, 1998, a notice was mailed to the Moorman Class Members describing the Cash Distribution Agreement. On October 16, 1998, a final hearing was held to consider any objections to the Cash Distribution Agreement. On October 23, 1998, the Court entered an order granting final approval of the Cash Distribution Agreement. The Court also entered orders requiring the Partnership to pay $404,000 in attorney's fees to Joseph B. Moorman's legal counsel, $30,000 to Joseph B. Moorman and $404,000 in attorney's fees to Robert A. McNeil's legal counsel.

  Pursuant to the order, $11.4 million was deposited by the Partnership into an escrow account and then transferred to the control of an independent settlement administrator. The distribution of the cash shall be made to the Moorman Class Members pro rata based upon the number of units originally issued to each Moorman Class Member upon the formation of the Partnership in 1987. On March 10, 1999, the Court entered an order providing for the initial distribution of the cash not later than March 31, 1999. The distribution of cash is under the control of the independent settlement administrator.

  The proposal to elect NMC as the successor general partner was submitted to the unitholders of National Realty for a vote at a special meeting of unitholders held on December 18, 1998. All units of the Partnership owned by affiliates of SAMLP (approximately 61.8% of the outstanding units of National Realty as of the November 27, 1998, record date) were voted pro rata with the vote of the other limited partners. NMC was elected by a majority vote of the unitholders. The Moorman Settlement Plan remained in effect until December 18, 1998, when SAMLP resigned as general partner and NMC was elected successor general partner and took office.

  Under the Cash Distribution Agreement, SAMLP waived its right under the Moorman Settlement Agreement to receive any payment from the Partnership of the fees it was entitled to receive upon the election of a successor general partner. As of December 31, 1997, the Redeemable General Partner Interest was calculated to be $49.6 million. In addition, pursuant to the Cash Distribution Agreement, the Partnership Agreement was amended to provide that, upon voluntary resignation of the general partner, the resigning general partner shall not be entitled to the repurchase of its general partner interest under Paragraph 17.9 of the Partnership Agreement.

  Under the Cash Distribution Agreement, NMC assumed liability for SAMLP's note for its capital contribution to the Partnership. In addition, NMC assumed liability for a note which requires the repayment to the Partnership of the $11.4 million paid by the Partnership under the Cash Distribution Agreement plus the $808,000 in court ordered attorney's fees and the $30,000 paid to Joseph B. Moorman. This note requires repayment over a ten-year period, bears interest at a variable rate, currently 7.0% per annum, and is guaranteed by American Realty Trust, Inc. ("ART"), which is the owner of approximately 55.4% of the outstanding units of the Partnership.

  In March 1999, the Board of Directors of the General Partner affirmed National Realty's unit repurchase program which was established in 1987. The Board also established a new authorization for the repurchase of up to 500,000 additional units in open-market transactions. Through December 31, 1998, the Partnership had purchased a total of 402,960 units under the prior authorization at a total cost of $5.1 million. The Partnership has not purchased any additional units under such purchase program since January 1993.

  In 1999, the Partnership has committed to fund $62.7 million in loans under three agreements including $45.2 million to ART.

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

 Results of Operations

  1998 Compared to 1997. The Partnership had net income of $47.5 million for 1998 as compared to net income of $8.7 million for 1997. Included in the Partnership's 1998 net income are gains on the sale of real estate of $52.6 million. Included in the Partnership's 1997 net income are gains on the sale of real estate of $8.4 million. The primary factors affecting the Partnership's operating results are discussed in the following paragraphs.

  Rents decreased to $107.1 million for 1998, from $112.9 million for 1997. This decrease was primarily due to a decrease of $9.6 million from the sale of an apartment and three commercial properties in 1997 and ten apartments, two commercial properties and one parcel of undeveloped land in 1998. This decrease was partially offset by an increase of $3.7 million due to increased rental rates at the Partnership's apartment and commercial properties. Rents are expected to continue to decrease during 1999 as the Partnership continues to selectively sell properties.

  Interest income increased to $6.7 million for 1998, from $4.5 million for 1997. An increase of $3.5 million was attributable to loans funded in 1997 and 1998 and an additional $865,000 was due to increased short-term investment income. These increases were partially offset by a decrease of $2.2 million due to loans paid off during 1997 and 1998. Interest income for 1999 is expected to increase due to the funding of additional mortgage loans.

  Interest expense decreased to $26.7 million for 1998 from $34.2 million for 1997. A decrease of $5.0 million was due to loans paid off in 1997 and 1998, secured by mortgage notes receivable. A decrease of $1.2 million was due to the payoff of the pension notes in September 1997. A decrease of $2.3 million was due to a total of 16 properties being sold, subject to debt, in 1997 and 1998. These decreases were partially offset by increases of $1.2 million due to interest expense recorded on borrowings in 1997, secured by mortgages on four unencumbered commercial properties, the Operating Partnership's interest in GCLP and six notes receivable and four unencumbered apartments and seven notes receivable in 1998, the refinancing of 47 of the GCLP apartments and the refinancing of mortgages in 1997 and 1998 where the loan balance was increased. Interest expense is expected to decline in 1999 as a result of the refinancing of the GCLP debt at a lower interest rate and the expected continued sale of selected properties by the Partnership.

  Deferred borrowing costs for 1998 were the unamortized borrowing costs associated with the November 1992 blanket mortgage refinancing of the GCLP properties. The mortgage debt was refinanced in July 1998, as described in "Liquidity and Capital Resources," above. See NOTE 7. "NOTES AND INTEREST PAYABLE."

  Property taxes and insurance, utilities, property level payroll and other operating expenses for 1998 declined from 1997 due to the sale of 10 apartments and two commercial properties in 1998 and an apartment and three commercial properties in 1997. Repairs and maintenance and property management fees approximated that of 1997. These costs are expected to continue to decrease during 1999 as the Partnership continues to selectively sell properties.

  General and administrative expenses decreased to $6.8 million in 1998 from $7.9 million in 1997. The decrease is due to a decrease in legal fees related to the Southern Palms litigation of $754,000, a decrease of $256,000 in legal and other fees related to the Moorman settlement, a decrease of $580,000 related to the Partnership overhead reimbursements to BCM and a decrease of $125,000 is due to a decrease in audit and tax preparation costs.

  For 1998, gains on sale of real estate totaled $52.6 million, including $3.1 million on the sale of Brookview Apartments in April 1998, $2.9 million on the sale of Creekwood Apartments in April 1998, $772,000 on the sale of Indian Meadows land in April 1998, $8.5 million on the sale of Alexandria Apartments in May 1998, $1.1 million on the sale of Countryside Plaza in June 1998, $1.7 million on the sale of Lakewood Park Apartments in July 1998, $3.9 million on sale of the Royal Oaks Apartments in July 1998, $5.0 million on the sale of Skipper's Pond Apartments in October 1998, $2.9 million on the sale of Towne Oaks Apartments in December 1998, $4.2 million on the sale of Oakmont Apartments in December 1998, $3.8 million on the sale of River Glen Apartments in December 1998, $2.7 million on the sale of Wisperwood Apartments in December 1998 and $1.0 million from the early payoff as well as an $11.2 million deferred gain on the prior year sale of the Warner Creek Apartments, on the collection in June 1998 of the $17.5 million financing provided by the Partnership at the time of sale. See NOTE 3. "REAL ESTATE AND DEPRECIATION" and NOTE 4. "NOTES RECEIVABLE." For 1997, gains on sale of real estate totaled $8.4 million, including $3.6 million on the sale of the Tollhill East Office Building, a $2.1 million deferred gain recognized on the payoff of the Nellis

Bonanza note receivable, a gain of $563,000 on the sale of Crestview Shopping Center and a gain of $2.1 million on the sale of Village Square Apartments.

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

  Interest income increased from $3.3 million in 1996 to $4.5 million in 1997. This increase is due to 13 mortgage and other loans being funded in 1997.

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

  In 1996, the Partnership recognized a gain on the sale of real estate of $61,000 on the sale of unimproved land in Colorado, compared to gains on the sale of real estate totaling $8.4 million in 1997, $3.6 million on the sale of the Tollhill East Office Building, a $2.1 million deferred gain recognized on the payoff of the Nellis Bonanza note receivable, a gain of $563,000 on the sale of Crestview Shopping Center and a gain of $2.1 million on the sale of Village Square Apartments. See NOTE 3. "REAL ESTATE AND DEPRECIATION" and NOTE
4. "NOTES RECEIVABLE."

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

 Impact of Inflation

  The effects of inflation on the Partnership's operations are not quantifiable. Revenues from property operations fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of the Partnership's properties and, the ultimate gains to be realized by the Partnership from property sales. Inflation also has an effect on the Partnership's earnings from short-term investments, and on its interest income and interest expense to the extent that such income and expense depend on floating interest rates.

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

 Year 2000

  BCM has informed management that its computer hardware operating system and computer software have been certified as year 2000 compliant.

  Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM that performs property management services for the Partnership's properties, has informed management that effective January 1, 1999, it began using year 2000 compliant computer hardware and property management software for the Partnership's commercial properties. With regard to the Partnership's apartments, Carmel, Ltd. has informed management that its subcontractors either have in place or will have in place in the first quarter of 1999, year 2000 compliant computer hardware and property management software.

  The Partnership has not incurred nor does it expect to incur any costs related to its computer hardware and accounting and property management computer software being modified, upgraded or replaced to make them year 2000 compliant. Such costs have been or will be borne by either BCM, Carmel, Ltd. or the property management subcontractors of Carmel, Ltd.

  Management has completed its evaluation of the Partnership's computer controlled building systems, such as security, elevators, heating and cooling, etc., to determine what systems are not year 2000 compliant. Management believes that necessary modifications are insignificant and do not require significant expenditures to make the affected systems year 2000 compliant, as enhanced operating systems are readily available.

  The Partnership has or will have in place the year 2000 compliant systems that will allow it to operate. The risks the Partnership faces are that certain of its vendors will not be able to supply goods or services and that financial institutions and taxing authorities will not be able to accurately apply payments made to them. Management believes that other vendors are readily available and that financial institutions and taxing authorities will, if necessary, apply monies received manually. The likelihood of the above having a significant impact on the Partnership's operations is negligible.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants........................   30

Consolidated Balance Sheets--December 31, 1998 and 1997...................   31

Consolidated Statements of Operations--Years Ended December 31, 1998, 1997
 and 1996.................................................................   32

Consolidated Statements of Partners' Equity (Deficit)--Years Ended
 December 31, 1998, 1997
 and 1996.................................................................   33

Consolidated Statements of Cash Flows--Years Ended December 31, 1998, 1997
 and 1996.................................................................   34

Notes to Consolidated Financial Statements................................   36

Schedule III--Real Estate and Accumulated Depreciation....................   53

Schedule IV--Mortgage Loans on Real Estate................................   57

  All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Partners
National Realty, L.P.

  We have audited the accompanying consolidated balance sheets of National Realty, L.P., a limited partnership, as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Partnership's General Partner. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Realty, L.P. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

  Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

                                     BDO Seidman, LLP

Dallas, Texas
March 24, 1999

                             NATIONAL REALTY, L.P.

                          CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                           -------------------
                                                             1998       1997
                                                           ---------  --------
                                                               (dollars in
                                                               thousands)
                          Assets
Real estate held for investment
 Land..................................................... $  39,400  $ 48,738
 Buildings and improvements...............................   325,779   386,477
                                                           ---------  --------
                                                             365,179   435,215
 Less--Accumulated depreciation...........................  (197,770) (223,791)
                                                           ---------  --------
                                                             167,409   211,424
Notes and interest receivable
 Performing (including $62,357 in 1998 from affiliate)....   109,628    23,893
 Nonperforming............................................     6,807     2,960
                                                           ---------  --------
                                                             116,435    26,853
Less--allowance for estimated losses......................    (1,910)   (1,910)
                                                           ---------  --------
                                                             114,525    24,943
Cash and cash equivalents.................................     9,025    17,180
Accounts receivable (including $11,046 in 1998 from
 affiliates)..............................................    12,316     3,327
Prepaid expenses..........................................     1,230     1,069
Escrow deposits and other assets (including $730 in 1998
 and $267 in 1997
 from affiliate)..........................................    20,506     6,597
Marketable equity securities of affiliate (at market).....     3,205     2,814
Deferred financing costs..................................     9,566    12,226
                                                           ---------  --------
                                                           $ 337,782  $279,580
                                                           =========  ========
        Liabilities and Partners' Equity (Deficit)
Liabilities
 Notes and interest payable............................... $ 358,100  $339,102
 Accrued property taxes...................................     7,121     6,906
 Tenant security deposits.................................     2,919     3,163
 Accounts payable and other liabilities...................     1,757     7,242
                                                           ---------  --------
                                                             369,897   356,413
Commitments and contingencies
Redeemable General Partner Interest.......................       --     45,442
Partners' equity (deficit)
 General Partner..........................................      (408)    2,822
 Limited Partners (6,321,609 units in 1998 and 6,323,438
  units in 1997)..........................................   (34,642)  (78,024)
 Unrealized gain on marketable equity securities of
  affiliate...............................................     2,935     2,544
                                                           ---------  --------
                                                             (32,115)  (72,658)
Redeemable General Partner Interest.......................       --    (49,617)
                                                           ---------  --------
                                                             (32,115) (122,275)
                                                           ---------  --------
                                                           $ 337,782  $279,580
                                                           =========  ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             NATIONAL REALTY, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the Years Ended December
                                                              31,
                                                 ------------------------------
                                                   1998       1997      1996
                                                 ---------  --------- ---------
                                                 (dollars in thousands, except
                                                           per unit)
Revenues
 Rents.........................................  $ 107,127  $ 112,875 $ 109,384
 Interest (including $404 in 1998 from
  affiliate)...................................      6,707      4,490     3,297
                                                 ---------  --------- ---------
                                                   113,834    117,365   112,681
Expenses
 Interest......................................     26,722     34,189    33,759
 Deferred borrowing costs written off..........     12,963        --        --
 Depreciation..................................      9,691     10,338    10,247
 Property taxes & insurance....................     10,791     12,279    12,511
 Utilities.....................................     10,738     12,059    11,712
 Repairs and maintenance.......................     25,888     24,735    23,726
 Property-level payroll costs..................      6,070      6,412     6,338
 Other property operation expenses.............      4,299      4,344     4,160
 Property management fees (including $1,290 in
  1998, $826 in 1997
  and $811 in 1996 to affiliates)..............      4,950      4,791     4,689
 General and administrative (including $3,865
  in 1998, $4,448 in 1997
  and $3,329 in 1996 to affiliates)............      6,820      7,856     5,975
                                                 ---------  --------- ---------
                                                   118,932    117,003   113,117
                                                 ---------  --------- ---------
Income (loss) from operations..................     (5,098)       362      (436)
Gain on sale of real estate....................     52,589      8,356        61
                                                 ---------  --------- ---------
Net income (loss)..............................  $  47,491  $   8,718 $    (375)
                                                 =========  ========= =========
Earnings per unit
Net income (loss)..............................  $    7.36  $    1.35 $    (.06)
                                                 =========  ========= =========
Weighted average units of limited partner
 interest used in computing earnings per unit..  6,321,425  6,327,418 6,387,270
                                                 =========  ========= =========




  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             NATIONAL REALTY, L.P.

             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                              Accumulated  Redeemable
                                                 Other      General   Partners
                          General  Limited   Comprehensive  Partner    Equity
                          Partner  Partner      Income      Interest  (Deficit)
                          -------  --------  ------------- ---------- ---------
                                (dollars in thousands, except per unit)
Balance at January 1,
 1996...................  $ 2,656  $(66,204)    $  453      $(36,172) $ (99,267)
Comprehensive income
 Unrealized gain on
  marketable equity
  securities of
  affiliate.............      --        --         550           --         550
 Net (loss).............       (7)     (368)       --            --        (375)
                                                                      ---------
                                                                            175
Adjustment to Redeemable
 General Partner
 Interest...............      --        --         --         (5,858)    (5,858)
Repurchase of units of
 limited partner
 interest...............      --       (954)       --            --        (954)
Distributions ($1.10 per
 unit)..................      --     (7,042)       --            --      (7,042)
                          -------  --------     ------      --------  ---------
Balance, December 31,
 1996...................    2,649   (74,568)     1,003       (42,030)  (112,946)
Comprehensive income
 Unrealized gain on
  marketable equity
  securities of
  affiliate.............      --        --       1,541           --       1,541
 Net income.............      173     8,545        --            --       8,718
                          -------  --------     ------      --------  ---------
                                                                         10,259
Adjustment to Redeemable
 General Partner
 Interest...............      --        --         --         (7,587)    (7,587)
Units issued on exercise
 of warrants............      --         20        --            --          20
Distributions ($1.90 per
 unit)..................      --    (12,021)       --            --     (12,021)
                          -------  --------     ------      --------  ---------
Balance, December 31,
 1997...................    2,822   (78,024)     2,544       (49,617)  (122,275)
Comprehensive income
 Unrealized gain on
  marketable equity
  securities of
  affiliate.............      --        --         391           --         391
 Net income.............      945    46,546        --            --      47,491
                                                                      ---------
                                                                         47,882
Adjustment to Redeemable
 General Partner
 Interest...............   (4,175)      --         --         49,617     45,442
Distributions ($.50 per
 unit)..................      --     (3,164)       --            --      (3,164)
                          -------  --------     ------      --------  ---------
Balance, December 31,
 1998...................  $  (408) $(34,642)    $2,935      $    --   $ (32,115)
                          =======  ========     ======      ========  =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             NATIONAL REALTY, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For the Years Ended
                                                         December 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
                                                    (dollars in thousands)
Cash Flows From Operating Activities
 Rents collected................................. $107,135  $113,379  $109,439
 Interest collected (including $132 in 1998 from
  affiliate).....................................    4,139     4,111     3,265
 Interest paid...................................  (27,878)  (30,345)  (29,238)
 Payments for property operations (including
  $1,290 in 1998, $826
  in 1997 and $811 in 1996 to affiliates)........  (64,244)  (62,835)  (65,146)
 General and administrative expenses paid
  (including $3,865 in 1998, $4,448 in 1997 and
  $3,329 in 1996 to affiliates)..................   (7,810)   (9,536)   (6,100)
 Other...........................................     (427)      241      (412)
                                                  --------  --------  --------
    Net cash provided by operating activities....   10,915    15,015    11,808
Cash Flows From Investing Activities
 Proceeds from sales of real estate..............   61,025    14,294        61
 Real estate improvements........................   (2,820)   (5,004)   (5,529)
 Collections on notes receivable.................   24,160    13,522       500
 Funding of notes receivable.....................  (98,716)  (22,898)   (3,500)
                                                  --------  --------  --------
    Net cash (used in) investing activities......  (16,351)      (86)   (8,468)
Cash Flows From Financing Activities
 Proceeds from notes payable.....................  352,813    36,351     8,116
 Payments of notes payable....................... (320,712)  (23,047)  (10,159)
 Payment of pension notes........................      --    (14,645)      --
 Payments from (to) affiliates, net..............  (11,046)      --       (191)
 (Deposit to) receipt from escrow................   (5,957)   12,423       --
 Deferred financing costs (including $2,674 in
  1998 and $332 in 1997
  to affiliate)..................................  (10,948)   (2,346)   (1,459)
 Deposits on pending financings..................   (2,298)      --        --
 Purchase of units of limited partner interest...      --        --       (954)
 Exercise of warrants............................      --         20       --
 Distributions to unitholders....................   (3,164)  (12,021)  (13,405)
 Distributions to Garden Capital, L.P. general
  partners.......................................   (1,407)     (356)     (115)
                                                  --------  --------  --------
    Net cash (used in) financing activities......   (2,719)   (3,621)  (18,167)
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................   (8,155)   11,308   (14,827)
Cash and cash equivalents at beginning of year...   17,180     5,872    20,699
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $  9,025  $ 17,180  $  5,872
                                                  ========  ========  ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             NATIONAL REALTY, L.P.

                                            For the Years Ended December 31,
                                            ----------------------------------
                                               1998        1997        1996
                                            ----------  ----------  ----------
                                                 (dollars in thousands)
Reconciliation of net income (loss) to net
 cash provided by operating activities
 Net income (loss)........................  $   47,491  $    8,718  $     (375)
 Adjustments to reconcile net income
  (loss) to net cash provided
  by operating activities
  Depreciation............................       9,691      10,338      10,247
  Gain on sale of real estate.............     (52,589)     (8,356)        (61)
  Amortization of deferred financing
   costs..................................       2,617       2,950       2,222
  Deferred borrowing costs written off....      10,346         --          --
  (Increase) in interest receivable.......      (2,568)        (36)        (32)
  (Increase) decrease in other assets.....        (419)        443        (357)
  (Decrease) increase in interest
   payable................................      (1,156)        259       2,299
  (Decrease) increase in other
   liabilities............................      (2,498)        699      (2,135)
                                            ----------  ----------  ----------
      Net cash provided by operating
       activities.........................  $   10,915  $   15,015  $   11,808
                                            ==========  ==========  ==========
Schedule of noncash investing activities
 Notes payable assumed by buyer upon sale
  of properties...........................  $   17,116       $ --        $ --
 Unrealized gain on marketable equity
  securities of affiliate.................         391       1,541         550


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             NATIONAL REALTY, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The accompanying Consolidated Financial Statements of National Realty, L.P. and controlled subsidiaries and partnerships (the "Partnership") have been prepared in conformity with generally accepted accounting principles, the most significant of which are described in NOTE 2. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES," and are, along with the remainder of the Notes to Consolidated Financial Statements, an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year or for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per unit amounts.

  Certain balances for 1996 and 1997 have been reclassified to conform to the 1998 presentation.

NOTE 1. ORGANIZATION

  General. National Realty, L.P. ("National Realty") is a Delaware limited partnership which commenced operations on September 18, 1987 when it acquired through National Operating, L.P. (the "Operating Partnership" or "NOLP") all of the assets, and assumed all of the liabilities, of 35 public and private limited partnerships.

  National Realty is the sole limited partner of the Operating Partnership and owns 99% of the beneficial interest in the Operating Partnership. The general partner of and owner of 1% of the beneficial interest in each of, National Realty and the Operating Partnership, is NRLP Management Corp. (the "General Partner" or "NMC"). NMC is a wholly-owned subsidiary of American Realty Trust, Inc. ("ART"), a publicly held real estate investment company. As of March 5, 1999, ART owned approximately 55.4% of National Realty's outstanding units of limited partner interest.

  NMC, as General Partner, manages the affairs of the Partnership. All decisions relating to the Partnership, including all decisions with respect to the acquisition, disposition, improvement, financing or refinancing of the Partnership's properties or other investments, are made by the General Partner. The executive officers of NMC also serve as executive officers of ART.

  In November 1992, the Partnership refinanced 52 of its apartments and a wraparound mortgage note receivable with a financial institution. To facilitate the refinancing, the Operating Partnership transferred those assets to Garden Capital, L.P. ("GCLP"), a Delaware limited partnership. The Operating Partnership is the sole limited partner with a 99.3% limited partner interest in GCLP. GCLP transferred the acquired net apartment assets, in exchange for a 99% limited partner interest in each of 52 single asset limited partnerships which were formed for the purpose of operating, refinancing and holding title to the apartments. Each of the single asset limited partnerships has no significant assets other than an apartment encumbered by mortgage debt. Garden National Realty, Inc. ("GNRI"), a Nevada corporation and wholly-owned subsidiary of ART, is currently the .7% general partner of GCLP and 1% general partner of the single asset partnerships. In July 1998, the GCLP debt was refinanced. See NOTE 7. "NOTES AND INTEREST PAYABLE."

  Basic Capital Management, Inc. ("BCM"), performs certain administrative functions for the Partnership, such as accounting services, mortgage servicing and portfolio review and analysis, on a cost reimbursement basis. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Since February 1, 1990, BCM or affiliates of BCM have provided property management services for the Partnership. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM, performs such property management services for the Partnership. BCM or affiliates of BCM also perform loan placement services, leasing services and real estate brokerage and acquisition services and other services for the Partnership for fees and commissions. See
NOTE 10. "GENERAL PARTNER FEES AND COMPENSATION."

  Participation in net income, net loss and distributions. The limited partners of National Realty have a 99% interest and the General Partner has 1% interest in the net income or net loss of National Realty. National Realty has a 99% and the General Partner has a 1% interest in the net income or net loss of the Operating Partnership. The 1% General Partner interest in each of National Realty and the Operating Partnership is equal to a 1.99% interest on a combined basis. The Operating Partnership has a 99.3% limited partner interest and GNRI has a .7% general partner interest in the net income or net loss and distributions of GCLP. GCLP has a 99% interest and GNRI has a 1% interest in the net income or net loss and distributions of the single asset partnerships. GNRI's .7% general partner interest in GCLP and its 1% general partner interest in the single asset partnerships is equal to a 1.68% interest on a combined basis. For tax purposes limited partners are allocated their proportionate share of net income or net loss commencing with the calendar month subsequent to their entry into the Partnership. The General Partner receives base compensation equal to 10% of the distributions to unitholders from the Partnership's cash from operations.

  General Partner's capital contribution. In return for its 1% interest in National Realty, the General Partner was required to make aggregate capital contributions to the Partnership in an amount equal to 1.01% of the total initial capital contributions to the Partnership. The General Partner contributed $500,000 in cash with the remaining contribution evidenced by a promissory note bearing interest at the rate of 10% per annum compounded semi-annually payable on the earlier of September 18, 2007 or liquidation of the Partnership or termination of the General Partner's interest in the Partnership. The principal balance of such promissory note was $4.2 million at December 31, 1998 and 1997.

  In the accompanying December 31, 1997, Consolidated Balance Sheet, the note receivable from the General Partner is offset against the Redeemable General Partner Interest as described in NOTE 15. "COMMITMENTS AND CONTINGENCIES-- Moorman Settlement." The General Partner received its 1% interest in the Operating Partnership in exchange for its agreement to serve as general partner of the Operating Partnership. If National Realty issues additional units of limited partner interest, the General Partner is entitled to maintain its aggregate 1% interest in each of National Realty and the Operating Partnership without payment of additional consideration.

  GNRI received its .7% general partner interest in GCLP in exchange for a mortgage note receivable. National Realty subsequently purchased the mortgage note receivable for a $900,000 note payable. GNRI received its 1% general partner interest in the single asset partnerships in exchange for agreeing to manage the apartments owned by each of the single asset partnerships.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of consolidation. The Consolidated Financial Statements include the accounts of National Realty, the Operating Partnership, and controlled partnerships and subsidiaries. All significant intercompany balances and transactions have been eliminated. Minority interests (which are not significant) are included in other liabilities.

  Accounting estimates. In the preparation of the Partnership's Consolidated Financial Statements in conformity with generally accepted accounting principles it was necessary for management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses for the year then ended. Actual results could differ from these estimates.

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

  Real Estate Held for Sale. Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. SFAS No. 121 also requires that properties held for sale be reported at the lower of carrying amount or fair value less costs of sale. If a reduction in a held for sale property's carrying amount to fair value less costs of sale is required, a provision for loss is recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale property's estimated fair value less costs of sale is recorded as an adjustment to the property's carrying amount, but not in excess of the property's carrying amount when originally classified as held for sale. A corresponding charge against or credit to earnings is recognized. Properties held for sale are not depreciated.

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

  Operating Segments. Management has determined that the Partnership's reportable operating segments are those that are based on the Partnership's method of internal reporting, which disaggregates its operations by type of real estate.

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

  Fair value of financial instruments. The Partnership used the following assumptions in estimating the fair value of its notes receivable, marketable equity securities and notes payable. For performing notes receivable, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For nonperforming notes receivable, the estimated fair value of the Partnership's interest in the collateral property was used. For marketable equity securities, fair value was the year end closing market price of each security. For notes payable, the fair value was estimated using current rates for mortgages with similar terms and maturities, which, at December 31, 1998 and 1997, approximated carrying value.

  Cash equivalents. For purposes of the Consolidated Statements of Cash Flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  Earnings per unit. Income (loss) per unit is presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Income (loss) per unit of limited partner interest is derived by multiplying the Partnership's net income (loss) by 98.01% and dividing the result by the weighted average number of units outstanding in each year, 6,321,425, 6,327,418, 6,387,270 units in 1998, 1997 and 1996, respectively.

NOTE 3. REAL ESTATE AND DEPRECIATION

  In 1998, the Partnership sold 10 apartments with a total of 2,581 units:
Brookview Apartments in Smyrna, Georgia; Creekwood Apartments in College Park, Georgia; Alexandria Apartments in Decatur, Georgia; Lakewood Apartments in St. Petersburg, Florida; Royal Oaks Apartments in Stone Mountain, Georgia; Skipper's Pond Apartments and Wisperwood Apartments in Tampa, Florida; Towne Oaks Apartments and Oakmont Apartments in Monroe, Louisiana; and River Glen Apartments in Tulsa, Oklahoma; the 184,878 sq. ft. Countryside Plaza Shopping Center in Clearwater, Florida; and a 338 acre parcel of unimproved land in Granby, Colorado. The Partnership received $40.5 million in net cash from the sales after paying off $18.8 million in mortgage debt and the payment of various closing costs. An aggregate gain of $39.3 million was recognized.

  In December 1998, the Partnership acquired an undivided interest in one of the ground leases under the Westwood Shopping Center for $507,000 in cash.

  The Partnership had a 75% general partner interest in Southern Palms Associates ("Southern Palms"), which owned the Southern Palms Shopping Center. In December 1997, the Partnership entered into an agreement with the 25% general partner, which provided the partner with an option to purchase the Partnership's 75% interest in Southern Palms. The 25% general partner exercised his option in May 1998 and acquired the Partnership's interest in Southern Palms for $5.5 million in cash. No gain or loss was recognized.

  In 1997, the Partnership sold two office buildings with a total of 128,923 sq. ft.: Tollhill East in Dallas, Texas; and Fondren in Houston, Texas; the 80,679 sq. ft. Crestview Shopping Center in Crestview, Texas; and the 310 unit Village Square Apartments in Stone Mountain, Georgia. The Partnership received $8.8 million in net cash from the sales, after paying off $5.0 million in mortgage debt and the payment of various closing costs. An aggregate gain of $6.3 million was recognized.

NOTE 4. NOTES RECEIVABLE

Notes and interest receivable consisted of the following:

                                            1998                 1997
                                     ------------------  ---------------------
                                     ESTIMATED
                                       FAIR      BOOK    ESTIMATED
                                       VALUE    VALUE    FAIR VALUE BOOK VALUE
                                     --------- --------  ---------- ----------
Notes receivable
  Performing (including $62,085 in
   1998 from affiliate)............. $102,984  $106,893   $36,168    $34,927
  Nonperforming.....................    9,200     9,200     5,500      5,500
                                     --------  --------   -------    -------
                                     $112,184   116,093   $41,668     40,427
                                     ========             =======
Interest receivable (including $272
 in 1998 from affiliate)............              2,882                  255
Unamortized (discounts).............               (109)                (109)
Deferred gains......................             (2,431)             (13,720)
                                               --------              -------
                                               $116,435              $26,853
                                               ========              =======

  Interest income is recognized on nonperforming notes receivable on a cash basis. For the years 1998 and 1997, unrecognized interest income on nonperforming notes receivable totaled $716,000 and $127,000.


  Notes receivable mature from 1999 through 2009 with interest rates ranging from 7.21% to 18.0% with a weighted average interest rate of 11.9% at December 31, 1998. Discounts were based on interest rates at the time of origination. Notes receivable are generally collateralized by real estate or interests in real estate and personal guarantees of the borrower. A majority of the notes receivable provide for interest to be paid at the note's maturity.


  Deferred gains result from property sales where the buyer has either made an inadequate down payment or has not met the continuing investment test of SFAS No. 66. See NOTE 2. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Revenue recognition on the sale of real estate."

  Effective December 1993, the Partnership ceased accruing interest income in excess of the "pay rate" (cash received) on the note receivable secured by the Warner Creek Apartments in Woodland Hills, California, as the carrying value of the note receivable approximated the fair value of the collateral securing such note. Unrecognized interest income was $195,000, $598,000 and $541,000 in 1998, 1997 and 1996, respectively. The note was paid off in 1998.

  Beginning in 1997 and through December 1998, the Partnership funded $1.5 million of a $1.6 million loan commitment to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by (1) a 100% limited partnership interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux partners. The loan bears interest at 14.0% per annum. Until November 1998, the loan required monthly payments of interest only at the rate of 12.0% per annum, with the deferred interest payable at maturity in January 1999. In November 1998, the loan was modified to allow payments based on monthly cash flow of the collateral property and the maturity date was extended to December 1999. The property has had no cash flow. The remaining $50,000 of the loan was funded in January 1999.

  During 1998, the Partnership funded a total of $8.0 million of a $23.8 million loan commitment to Centura Tower, Ltd. The loan is secured by 2.244 acres of land and an office building under construction in Dallas, Texas. The loan bears interest at 12.0% per annum, requires monthly payments based on net revenues after development of the land and building and matures in January 2003. The borrower has not obtained a construction loan, therefore, the Partnership may be required to fund construction costs in excess of its loan commitment, in order to preserve its collateral interest. Estimated cost to construct the office building is in excess of $60.0 million. Through February 1999, the Partnership funded an additional $2.5 million.

  During 1998, the Partnership funded $2.1 million of a $2.2 million loan commitment to Varner Road Partners, L.L.C. The loan is secured by 129.77 acres of land in Riverside County, California and a pledge of the stock of the borrower. The loan bears interest at 15.0% per annum and matures in November 1999. All principal and interest are due at maturity.

  During the first and second quarters of 1998, the Partnership funded a $356,000 loan to Ellis Development Company, Inc. The loan is secured by 4.5 acres of land in Abilene, Texas. The loan bears interest at 14.0% per annum and had an original maturity of April 1999. All principal and interest are due at maturity. In August 1998, the loan was modified and extended, increasing the loan commitment to $946,000, of which $942,000 has been funded and extending the maturity date to August 1999. In exchange for the modification and extension the borrower pledged additional collateral consisting of the personal guarantees of the principal owners of the borrower and a collateral assignment of a $220,000 note receivable. All other terms of the loan remained unchanged.

  In May 1998, the Partnership funded $713,000 of an original $836,000 loan commitment to Warwick of Summit, Inc., of which $619,000 was used to repay an affiliate's loan from the Partnership. The new loan is secured by a second lien on a shopping center in Rhode Island, by 100% of the stock of the borrower and by the personal guarantee of the principal shareholder of the borrower. The loan bears interest at 14.0% per annum and matures in December 1999. All principal and interest are due at maturity. In June 1998, the Partnership funded the remaining $123,000 of the initial loan commitment and in July 1998, an additional $301,000 was funded, increasing the loan balance to $1.1 million. In August 1998, the loan was modified, increasing the commitment to $1.8 million, which has been fully funded. All other terms of the loan remained unchanged.

  In June 1998, the Partnership funded a $365,000 loan to RB Land & Cattle, L.L.C. The loan is secured by a pledge of a note secured by 7,200 acres of undeveloped land near Crowell, Texas, and the personal guarantee of the borrower. The loan bore interest at 10.0% per annum and matured in December 1998. All principal and interest were due at maturity. The borrower did not make the required payments and the loan was placed in non-accrual. The Partnership has begun foreclosure proceedings. The Partnership expects to incur no loss on foreclosure as the fair value of the collateral property less estimated costs of sale, exceeds the carrying value of the note.

  Also in June 1998, the Partnership funded a $2.4 million loan to Cuchara Partners, Ltd. and Ski Rio Partners, Ltd., affiliates of JNC Enterprises, Ltd. ("JNC"). The loan is secured by (1) a first lien on approximately 1,000 acres of land in Huerfano County, Colorado, known as Cuchara Valley Mountain Ski Resort; (2) assignment of a $2.0 million promissory note which is secured by approximately 2,623 acres of land in Taos County, New Mexico, known as Ski Rio Resort; and (3) a pledge of all related partnership interests. The loan bears interest at 16.0% per annum and matures in June 1999. All principal and interest are due at maturity. In July 1998, the Partnership funded an additional $1.8 million, increasing the loan balance to $4.2 million. All other terms of the loan remained unchanged. In the fourth quarter of 1998, the Partnership received $109,000 on the sale of 11 parcels of the collateral property in Taos, New Mexico. This loan is cross-collateralized with other JNC loans discussed below.

  In the second quarter of 1998, the Partnership received a total of $3.7 million on the collection of two of its mortgage notes receivable. The Partnership also made a $3.5 million paydown of a mortgage partially secured by another of the paid off notes.

  In June 1998, GCLP collected $18.5 million in full payment of a mortgage note receivable, receiving net cash of $3.9 million after paying off a $14.6 million underlying lien including a prepayment penalty. GCLP recognized a gain of $1.0 million on the early collection, as well as a previously deferred gain of $11.2 million related to the 1988 sale of the property, the gain having been deferred until the seller provided financing was paid off.

  In July 1998, the Partnership paid in full two mortgage loans in the total amount of $3.5 million secured by six of the Partnership's mortgage notes receivable.

  In August 1998, the Partnership funded a $6.0 million loan to Centura Holdings, LLC, a subsidiary of Centura Tower, Ltd. The loan is secured by
6.4109 acres of land in Dallas, Texas. The loan bears interest at 15.0% per annum and matures in August 2000. All principal and interest are due at maturity.

  Also in August 1998, the Partnership funded a $3.7 million loan to JNC. The loan was secured by a contract to purchase 387 acres of land in Collin County, Texas, the guaranty of the borrower and the personal guarantees of its partners. The loan bore interest at 12.0% per annum and matured the earlier of termination of the purchase contract or February 1999. All principal and interest were due at maturity. This loan was cross-collateralized with the Cuchara/Ski Rio loan and other JNC loans. In January 1999, ART purchased the contract from JNC and acquired the land. In connection with the purchase, GCLP funded an additional $6.0 million of a $95.0 million loan commitment to ART. A portion of the funds were used to payoff the $3.7 million loan, including accrued but unpaid interest, paydown by $1.3 million the JNC line of credit and paydown a portion of the $820,000 of the JNC Frisco Panther Partners, Ltd. loan, discussed below. See "Related Party."

  Further in August 1998, the Partnership funded a $635,000 loan to La Quinta Partners, LLC. The loan is secured by interest bearing accounts prior to being used as escrow deposits toward the purchase of a total of 956 acres of land in La Quinta, California. The loan bore interest at 10.0% per annum and matured in November 1998. All principal and interest were due at maturity. In November and December 1998, the Partnership received $250,000 in principal paydowns and in the second quarter of 1999, the remaining $385,000 was expected to be collected.

  In September 1998, the Partnership received payment in full of an $800,000 note receivable which had matured.

  In December 1997, the Partnership funded a $3.4 million loan to Stratford & Graham Developers, L.L.C. The loan is secured by 1,485 acres of unimproved land in Riverside County, California. The loan bears interest at 15.0% per annum and matures in June 1999. All principal and interest are due at maturity. In the second, third and fourth quarters of 1998, the Partnership funded an additional $370,000, increasing the loan balance to $3.8 million. In January and February 1999, the Partnership funded an additional $105,000, increasing the loan balance to $3.9 million.

  In October 1998, the Partnership funded three loans to JNC or affiliated entities. The first JNC loan of $1.0 million is secured by a second lien on
3.5 acres of land in Dallas, Texas, the guaranty of the borrower and the personal guarantees of its partners. The loan bears interest at 14.0% per annum and matures in October 1999. All principal and interest are due at maturity. The second loan, also $1.0 million, was secured by a second lien on
2.92 acres of land in Dallas, Texas, the guaranty of the borrower and the personal guarantees of its partners. The loan bore interest at 14.0% per annum and matured in October 1999. All principal and interest were due at maturity. This loan was paid in full in March 1999. The third loan, in the amount of $2.1 million was to Frisco Panther Partners, Ltd. The loan is secured by a second lien on 408.23 acres of land in Frisco, Texas, the guaranty of the borrower and the personal guarantees of its partners. The loan bears interest at 14.0% per annum and matures in October 1999. All principal and interest are due at maturity. These loans are cross-collateralized with the Cuchara/Ski Rio and other JNC loans funded by the Partnership. In January 1999, the Partnership received a paydown of $820,000 on the Frisco Panther Partners, Ltd. loan.

  Also in October 1998, the Partnership funded a $350,000 loan to Four "J" International Corp., 5J-CTMS, Ltd. and an individual. The loan was secured by
1.1 million Class A limited partnership units in Grapevine American Ltd., which are convertible into shares of Series G Cumulative Convertible Preferred Stock of ART.

The loan bore interest at 15.0% per annum and matured in February 1999. All principal and interest were due at maturity. The loan was collected in full in January 1999.

  In March 1998, the Partnership ceased receiving the required payments on a $3.0 million note receivable secured by an office building in Dallas, Texas. In October 1998, the Partnership began foreclosure proceedings. In March 1999, the Partnership received payment in full, including accrued but unpaid interest.

  In December 1998, the Partnership funded $3.3 million of a $5.0 million loan commitment to JNC. The loan is secured by a second lien on 1,791 acres of land in Denton County, Texas, and a second lien of 220 acres of land in Tarrant County, Texas. The loan bears interest at 12.0% per annum and matures in December 1999. All principal and interest are due at maturity. The loan is cross-collateralized with the Cuchara/Ski Rio and other JNC loans funded by the Partnership. In January 1999, the Partnership received a $1.3 million paydown on the loan, as discussed below. In January and February 1999, the Partnership funded an additional $2.0 million.

  At December 31, 1998, the Partnership's one wraparound mortgage note receivable was in default. The Partnership has been vigorously pursuing its rights regarding the loan. The Partnership expects to incur no loss in excess of reserve previously provided if it is unable to collect the balance due.

  In July 1997, the Partnership funded a $700,000 loan to an individual. In February 1998, the Partnership funded an additional $40,000 and the loan was modified, increasing the principal balance to $740,000. The loan is secured by a security interest in an oil, gas and mineral lease in Anderson County, Texas and by a second lien mortgage on a ranch in Henderson County, Texas. The loan bears interest at 12.0% per annum, requires monthly payments of interest only and originally matured in December 1998. In October 1998, the loan was modified, extending the maturity date to September 1999.

  In 1997, the Partnership originated 13 mortgage or other loans totaling $22.9 million, secured by land, an office building, a single-family residence, a security interest in an oil, gas and mineral lease, partnership interests in entities owning real property, personal guarantees and by second liens on a ranch and a shopping center. The loans bore interest rates ranging from 10.0% to 18.0% per annum, required either monthly, quarterly, or at maturity, payments of interest, and matured from October 1997 to December 1999.

  Also in 1997, the Partnership collected $13.5 million on its mortgage notes receivable from the payoff of six notes. In connection with one of the payoffs, the Partnership paid off an underlying note payable in the amount of $1.0 million and recognized a deferred gain of $2.1 million from the Partnership's 1986 sale of the property securing such loan.

  Related Party. In November and December 1998, GCLP funded $50.0 million of a $95.0 million loan commitment to ART. The loan is secured by second liens on
(1) an office building in Minnesota, (2) three apartments in Mississippi, and
(3) one apartment and 130.54 acres of land in Texas, (4) by the stock of ART Holdings, Inc., a wholly-owned subsidiary of ART that owns 3,349,535 National Realty units of limited partnership, and (5) by the stock of NMC. The loan bears interest at 12.0% per annum, requires monthly payments of interest only and matures in November 2003. In January 1999, the Partnership funded an additional $6.0 million.

  In December 1998, in connection with the Moorman lawsuit settlement, NMC, a wholly-owned subsidiary of ART, and the new general partner of the Partnership, assumed responsibility for repayment to the Partnership of the $12.2 million paid by the Partnership to the Moorman Class Members and legal counsel. The loan bears interest at the 90 day LIBOR (London InterBank Offered
Rate) plus 2.0% per annum, currently 7.0% per annum, adjusted every 90 days and requires annual payments of accrued interest plus principal payments of $500,000 in each of the first three years, $750,000 in each of the next three years, $1.0 million in each of the next three years, with payment in full of the remaining balance in the tenth year. The note is guaranteed by ART. The note matures upon the earlier of the liquidation or dissolution of the Partnership, NMC ceasing to be general partner or ten years from March 31, 1999, the date of the first cash distribution to the Moorman Class Members. See NOTE 15. "COMMITMENTS AND CONTINGENCIES."

NOTE 5. ALLOWANCE FOR ESTIMATED LOSSES

  The allowance for estimated losses was as follows:

                                                             1998   1997   1996
                                                            ------ ------ ------
Balance December 31,....................................... $1,910 $1,910 $1,910
                                                            ====== ====== ======

NOTE 6. INVESTMENTS IN MARKETABLE EQUITY SECURITIES OF AFFILIATE

  The Partnership owns 195,732 shares of ART common stock, which the Partnership acquired in open market purchases in 1990 at an adjusted cost of $269,000. ART is a publicly held real estate investment company. The Partnership considers the ART common stock to be available-for-sale and the shares are carried at fair value (period end market value). The market value of the ART common stock was $3.2 million at December 31, 1998 and $2.8 million at December 31, 1997. See NOTE 1. "ORGANIZATION."

NOTE 7. NOTES AND INTEREST PAYABLE

  Notes and interest payable consist of the following:

                                                  1998               1997
                                           ------------------ ------------------
                                           Estimated          Estimated
                                             Fair      Book     Fair      Book
                                             Value    Value     Value    Value
                                           --------- -------- --------- --------
Notes payable............................. $334,076  $357,201 $322,245  $336,830
                                           ========           ========
Interest payable..........................                899              2,272
                                                     --------           --------
                                                     $358,100           $339,102
                                                     ========           ========

  Scheduled notes payable principal payments are due as follows:

      1999............................................................. $ 20,731
      2000.............................................................    5,883
      2001.............................................................    8,436
      2002.............................................................   12,532
      2003.............................................................  141,759
      Thereafter.......................................................  167,860
                                                                        --------
                                                                        $357,201
                                                                        ========


  Notes payable at December 31, 1998 and 1997 are collateralized by land, buildings and improvements and are generally nonrecourse to the partnership. The GCLP Phase I mortgage debt, as discussed below, is cross-collateralized and cross-defaulted among the 18 apartments that serve as collateral for such debt. Notes payable at December 31, 1998, bear interest at stated rates ranging from 6.2% to 10.0% per annum with a weighted average rate of 8.6% per annum and such notes have maturities or call dates ranging from one to 25 years.

  In 1998, the Partnership refinanced the mortgage debt secured by three apartments, obtained a second lien mortgage on another apartment and obtained mortgage financing for four unencumbered apartments and seven notes receivable in the total amount of $37.4 million. The Partnership received net cash of $27.8 million after paying off $7.1 million in mortgage debt, the funding of escrows and the payment of various closing costs. The mortgages bear interest rates ranging from 6.2% to 14.0% per annum, require monthly payments of principal and interest of $277,000 and mature from December 1999 to September 2009.

  In addition, in July 1998, the Partnership paid in full two mortgage loans in the total amount of $7.0 million secured by six of the Partnership's mortgage notes receivable.

  Also in July 1998, GCLP commenced a three-phase refinancing of the mortgage debt secured by the 50 properties held by it. Phase I consisted of 18 of the properties, in Arizona, Florida, Illinois, Indiana, Kansas, Missouri, Oklahoma and Texas, which were refinanced in the total amount of $150.0 million. GCLP received net cash of $33.6 million after paying off $102.9 million in mortgage debt, the funding of required escrows and the payment of various closing costs. This new mortgage bears interest at 6.88% per annum, requires monthly payments of principal and interest of $1.0 million and matures in July 2003. The new $150.0 million mortgage loan requires that the cash flow from the 18 properties be used to fund various escrow and reserve accounts and limits the payment of distributions to the Partnership.

  Phase II consisted of a bridge financing of 29 of the properties, in Arizona, Arkansas, California, Colorado, Florida, Georgia, Kansas, Louisiana, Michigan, Missouri, Nebraska, Ohio, Oklahoma, Tennessee, Texas and Virginia, which were refinanced in the total amount of $86.2 million. GCLP received net cash of $1.4 million after paying off $80.0 million in existing mortgage debt, the funding of required escrows and the payment of various closing costs. This bridge financing bore interest at a variable rate, required monthly payments of interest only. Three GCLP properties are unencumbered.

  In September 1998, GCLP completed Phase III of the refinancing by refinancing the properties secured by the Phase II bridge loan. The mortgage debt secured by 16 of the properties, in Arizona, California, Colorado, Florida, Georgia, Kansas, Michigan, Missouri, Nebraska, Tennessee, Texas and Virginia was refinanced in the total amount of $90.7 million. GCLP received net cash of $1.7 million after paying off $83.4 million of Phase II principal and interest and funding of required escrows and the payment of various closing costs. The new mortgages bear interest at rates ranging from 6.535% to 6.77% per annum, require monthly payments of principal and interest totaling $582,690 and mature in October 2008. Thirteen Phase II properties were unencumbered after the payoff of the bridge loan.

  The Partnership used $13.2 million of the net cash received from the refinancings to pay off debt secured by NOLP's interest in GCLP.

  In 1997, the Partnership refinanced the mortgage debt secured by three apartments and obtained mortgage financing for four unencumbered office buildings and six notes receivable in the total amount of $33.1 million. The Partnership received net cash of $21.7 million after paying off $10.0 million in mortgage debt, the funding of escrows and the payment of various closing costs. The mortgages bore interest rates ranging from 7.5% to 13.0% per annum, required monthly payments of principal and interest of $261,000 and matured from December 1998 to November 2007. In addition, the Partnership modified and extended the mortgage secured by the Cross County Mall in Mattoon, Illinois. In conjunction with the modification, the Partnership made a principal reduction payment of $137,500. The modified and extended mortgage bears interest at a variable rate, currently 8.8% per annum, requires monthly payments of principal and interest of $71,262 and has an extended maturity of April 2002. Also in 1997, the Partnership modified the mortgage debt secured by the Club Mar Apartments in Sarasota, Florida, under the Housing and Urban Development ("HUD") Partial Payment of Claim ("PPC") program. Under the PPC program, $736,000 of the original principal balance and $871,000 of accrued but unpaid interest were rolled into a new second lien mortgage. The first mortgage was reduced to $5.2 million, the interest rate was reduced to 8.18% per annum, the monthly payments were reduced to $40,800 and the maturity date of July 2023 remained unchanged. The new second lien mortgage of $1.6 million bears interest at 6.91% per annum, requires monthly payments of 50% of the property's net cash flow as defined and matures in July 2023. In conjunction with the modification, the Partnership funded improvement escrows of $381,000 and paid $345,000 as a principal paydown on the second lien mortgage from accumulated cash flow that had been held by the servicer.

  In conjunction with the 1997 refinancing of the Pheasant Ridge and Regency Apartments, the Partnership purchased the Federal National Mortgage Association ("FNMA") insured mortgage backed securities issued by the lender to finance the loans. These securities bear interest at 6.84% per annum and mature in July 2007. The Partnership borrowed 97% of the face amount of the securities from FNMA. The effect of these purchases was to lower the effective interest rate on the refinancings. In July 1998, the Partnership sold the securities for $9.4 million in cash, receiving net cash of $579,000 after paying off the associated financing.

  The Partnership holds a wraparound mortgage note receivable secured by a shopping center in La Crosse, Wisconsin. The underlying note payable has matured.

NOTE 8. PENSION NOTES

  In connection with its formation, the Partnership issued $4.7 million of 8% subordinated Pension Notes to certain investors in exchange for their interest in the net assets of certain of the "rolled-up" partnerships. The Pension Notes were unsecured, subordinated obligations of the Partnership and bore interest at the rate of 8% compounded annually. Principal and accrued interest were paid at maturity on September 18, 1997. The 8% stated interest rate on the Pension Notes was different than the assumed market rate at the time of issuance. Such discount was amortized over the term of the Pension Notes using the interest method. Interest expense of $1,167,000 and $1,444,000 was recognized on the Pension Notes in 1997 and 1996, respectively.

NOTE 9. WARRANTS

  Pursuant to the Moorman Settlement Agreement, on February 14, 1992, the Partnership issued warrants to purchase an aggregate of 2,019,579 of its units of limited partner interest. Each warrant entitled the holder to purchase three quarters of one unit at the exercise price of $16.00 per unit. The warrants were exercisable for five years from the date of issuance and expired on February 14, 1997. Prior to their expiration a total of 1,631 warrants were exercised for the purchase of 1,226 units. See NOTE 15. "COMMITMENTS AND CONTINGENCIES--Moorman Settlement."

NOTE 10. GENERAL PARTNER FEES AND COMPENSATION

  General. NMC is the general partner of the Partnership. The executive officers of NMC also serve as officers or directors of various other real estate entities. These entities may have the same objectives and may be engaged in activities similar to those of the Partnership.

  Property Management Fees. As compensation for providing property management services to the Partnership's properties, as provided in the Partnership Agreement, the General Partner or an affiliate of the General Partner is to receive a reasonable property management fee. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of the General Partner, provides such property management services for a fee of 5% of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the property-level management services to the Partnership at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (1) First Equity Properties, Inc. ("First Equity"), which is 50% owned by a subsidiary of BCM, (2) Gene E. Phillips and
(3) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of nine of the Partnership's commercial properties to Carmel Realty, Inc. ("Carmel Realty") which is a company owned by First Equity. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

  Leasing Commissions. As compensation for providing leasing and rent-up services for a Partnership property, as provided in the Partnership Agreement, the General Partner or an affiliate of the General Partner shall be paid a reasonable leasing commission.

  Reimbursement of Administrative Expenses. To the extent that officers or employees of the general partner or any of their affiliates participate in the operation or administration of the Partnership, the general partner and its affiliates are to be reimbursed under the Partnership Agreement for salaries, travel, rent, depreciation, utilities and general overhead items incurred and properly allocable to such services. Such amounts are included in General and Administrative expense in the accompanying Consolidated Statements of Operations.

  General Partner Compensation. As base compensation for providing administrative and management services under the Partnership Agreement, the General Partner is entitled to receive from the Partnership, an annual partnership management fee equal to 10% of distributions made in each calendar year of Cash from Operations, as defined in the Partnership Agreement, for the calendar year, payable within 90 days after the end of that calendar year. As additional incentive compensation, the General Partner is entitled to receive in each calendar year an amount equal to 1% of the Average Unit Market Price, as defined in the Partnership Agreement, for that calendar year. Provided, however, that no incentive compensation is payable unless distributions of Cash from Operations exceed 6% of the Exchange Value of the original assets, also as defined in the Partnership Agreement. The General Partner waived its base compensation during the pendency of the Moorman Settlement Agreement.

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

  Fees For Additional Services. Under the Partnership Agreement, the General Partner or an affiliate of the General Partner may provide services other than those set out above for the Partnership in return for reasonable compensation.

  Fees and cost reimbursement to NMC and its affiliates:

                                                           1998    1997   1996
                                                         -------- ------ ------
Property and construction management fees*.............. $  1,786 $  826 $  744
Loan placement fees.....................................    2,735    332     89
Real estate commissions.................................    2,029    414     --
Leasing commissions.....................................       82     96     67
Reimbursement of administrative expenses................    3,865  4,448  3,329
                                                         -------- ------ ------
                                                         $ 10,497 $6,116 $4,229
                                                         ======== ====== ======

--------
* Net of property management fees paid to subcontractors, other than Carmel Realty.

NOTE 11. RENTS UNDER OPERATING LEASES

  The Partnership's operations include the leasing of commercial properties (office buildings and shopping centers). The leases thereon expire at various dates through 2013. The following is a schedule of minimum future rents on non-cancelable operating leases as of December 31, 1998:

  1999.................................................................. $ 7,317
  2000..................................................................   5,800
  2001..................................................................   3,958
  2002..................................................................   3,508
  2003..................................................................   3,003
  Thereafter............................................................   7,299
                                                                         -------
                                                                         $30,885
                                                                         =======

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

NOTE 13. OPERATING SEGMENTS

  Significant differences among the accounting policies of the segments as compared to the Partnership's consolidated financial statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of its operating segments and allocates resources to them based on net operating income and cash flow. The Partnership based reconciliation of expenses that are not reflected in the segments is $6.8 million of administrative expenses. There are no intersegment revenues and expenses and the Partnership conducts all of its business within the United States.

  The Partnership has not disclosed prior years' operating segment information on a comparative basis, because it was impractical to obtain the necessary data.

  The table below presents information about the reported operating income of the Partnership for 1998. Asset information by operating segment is also presented below.

                                    Commercial
                                    Properties Apartments Receivables  Total
                                    ---------- ---------- ----------- --------
Operating revenue..................   $9,985    $ 97,142    $   --    $107,127
Operating expenses.................    4,566      58,170        --      62,736
Interest income....................      --          --       5,235      5,235
Interest expense--notes
 receivable........................      --          --       1,164      1,164
                                      ------    --------    -------   --------
Net operating income...............    5,419      38,972      4,071     48,462
Depreciation.......................    2,450       7,241        --       9,691
Interest on debt...................    3,669      34,435        --      38,104
Capital expenditures...............    1,150       1,670        --       2,820
Segment assets at December 31,
 1998..............................   27,279     140,130    116,435    283,844

  Property sales:

                                                     Commercial
                                                     Properties Apartments Other
                                                     ---------- ---------- -----
Sales price.........................................  $17,900    $62,300   $800
Cost of sales.......................................   16,343     20,867    --
Gain on sale........................................      831     38,586    772

NOTE 14. QUARTERLY DATA

  The following is a tabulation of the Partnership's quarterly results of operations for the years 1998 and 1997 (unaudited).

                                                Three Months Ended
                                     ------------------------------------------
1998                                 March 31 June 30  September 30 December 31
----                                 -------- -------  ------------ -----------
Revenues............................ $29,578  $28,186    $27,897      $28,173
Expenses............................  29,070   34,678     29,829       25,355
                                     -------  -------    -------      -------
Income (loss) from operations.......     508   (6,492)    (1,932)       2,818
Gain on sale of real estate.........     --    28,633      5,583       18,373
                                     -------  -------    -------      -------
Net income.......................... $   508  $22,141    $ 3,651      $21,191
                                     =======  =======    =======      =======
Earnings per unit
  Net income........................ $   .08  $  3.43    $   .57      $  3.28
                                     =======  =======    =======      =======

  During the second quarter of 1998, the Partnership sold three apartments, two shopping centers and 338 acres of undeveloped land for gains totaling $16.4 million and recognized a gain of $1.0 million, as well as a deferred gain of $11.2 million on the payoff of a note receivable. During the third quarter of 1998, the Partnership sold two apartments for gains totaling $5.6 million. During the fourth quarter of 1998, the Partnership sold five apartments for gains totaling $18.4 million. See NOTE 3. "REAL ESTATE AND DEPRECIATION" and NOTE 4. "NOTES RECEIVABLE."


                                               Three Months Ended
                                    -------------------------------------------
1997                                March 31  June 30  September 30 December 31
----                                --------  -------  ------------ -----------
Revenues........................... $28,559   $28,814    $29,797      $30,195
Expenses...........................  28,786    29,080     29,645       29,492
                                    -------   -------    -------      -------
Income (loss) from operations......    (227)     (266)       152          703
Gain on sale of real estate........     --      3,587      2,067        2,702
                                    -------   -------    -------      -------
Net income (loss).................. $  (227)  $ 3,321    $ 2,219      $ 3,405
                                    =======   =======    =======      =======
Earnings per unit
  Net income (loss)................ $  (.04)  $   .51    $   .34      $   .54
                                    =======   =======    =======      =======

  In the second quarter of 1997, the Partnership sold an office building for a gain of $3.6 million. In the third quarter of 1997, the Partnership recognized a deferred gain of $2.1 million on the payoff of a note receivable. In the fourth quarter of 1997, the Partnership sold an apartment complex and a shopping center for gains totaling $2.7 million. See NOTE 3. "REAL ESTATE AND DEPRECIATION" and NOTE 4. "NOTES RECEIVABLE."

NOTE 15. COMMITMENTS AND CONTINGENCIES

 Moorman Settlement

  The Partnership entered into a settlement agreement, dated as of May 9, 1990, relating to the action entitled Moorman, et al. v. Southmark Corporation, et al. Such action was filed on September 2, 1987, in the Superior Court of the State of California, County of San Mateo. The Partnership agreed to settle such action pursuant to the terms of a written agreement (the "Moorman Settlement Agreement").

  The Moorman Settlement Agreement provided for a plan (the "Moorman Settlement Plan") consisting of, among other things, the following: (1) the appointment and operation of a committee (the "Oversight Committee"), to oversee the implementation of the Moorman Settlement Plan, and (2) the establishment of specified annually increasing targets (each a "Target") for each of the five years through May 1995, relating to the price of the units of limited partner interest.

  If the Targets were not met for any two successive years of the Moorman Settlement Plan or for the final year of the Moorman Settlement Plan, Syntek Asset Management, L.P. ("SAMLP") was required to withdraw as general partner effective at the time a successor general partner was elected. The Targets for the first and second anniversary dates were not met. Since the Targets were not met for two successive years, the Moorman Settlement Agreement required that SAMLP resign as general partner, effective upon the election and qualification of its successor. On July 8, 1992, SAMLP notified the Oversight Committee of the failure to meet the Target for two successive years.

  Upon, among other things, the withdrawal of SAMLP as General Partner and the due election and taking office of a successor, the Moorman Settlement Plan would terminate. Withdrawal of SAMLP as general partner pursuant to the Moorman Settlement Agreement required unitholders to elect a successor general partner by majority vote.

  The Moorman Settlement Agreement provided that withdrawal of SAMLP as general partner would require the Partnership to acquire its interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the Partnership Agreement and the Moorman Settlement Agreement. Under the Moorman Settlement Agreement, payment for such Redeemable General Partner Interest, fees and other compensation could have, at the Oversight Committee's option, been paid over a three year period pursuant to a secured promissory note bearing interest at a financial institution's prime rate and containing commercially reasonable terms and collateral. Under the Moorman Settlement Plan, the purchase price for Redeemable General Partner Interest would have been calculated, as of the time SAMLP withdrew as general partner under the Partnership's governing documents. The Redeemable General Partner Interest was calculated at December 31, 1997, to be $49.6 million. The Partnership would have been entitled to offset against any such payment the then outstanding principal balance ($4.2 million at December 31, 1997) plus all accrued but unpaid interest ($7.2 million at December 31, 1997) on the note receivable from SAMLP described in NOTE 1. "ORGANIZATION." In the accompanying December 31, 1997, Consolidated Balance Sheet, the Redeemable General Partner Interest is shown as a reduction of Partners' Equity, and the note receivable from the General Partner being offset against the Redeemable General Partner Interest. The Oversight Committee had previously informed the Partnership that it had calculated the amount of such Redeemable General Partner Interest to be a lessor amount.

  On July 15, 1998, National Realty, SAMLP and the Oversight Committee executed an Agreement for Cash Distribution and Election of Successor General Partner (the "Cash Distribution Agreement") which provided for the nomination of NMC, which is an entity affiliated with SAMLP, to be the successor general partner of the Partnership, for the distribution of $11.4 million to the Moorman Class Members and for the resolution of all related matters under the Moorman Settlement Agreement. The Cash Distribution Agreement was submitted to the Court on July 23, 1998. On August 4, 1998, the Court entered an order granting preliminary approval of the Cash Distribution Agreement. On September 9, 1998, a notice was mailed to the Moorman Class Members describing the Cash Distribution Agreement. On October 16, 1998, a hearing was held to consider any objections to the Cash Distribution Agreement. On October 23, 1998, the Court entered an order granting final approval of the Cash Distribution Agreement. The Court also entered orders requiring the Partnership to pay $404,000 in attorney's fees to Joseph B. Moorman's legal counsel, $30,000 to Joseph B. Moorman and $404,000 in attorney's fees to Robert A. McNeil's legal counsel.

  Pursuant to the order, $11.4 million was deposited by the Partnership into an escrow account and then transferred to the control of an independent settlement administrator. The distribution of the cash shall be made to the Moorman Class Members pro rata based upon the number of units originally issued to each Moorman Class Member upon the formation of the Partnership in 1987. On March 10, 1999, the Court entered an order providing for the initial distribution of the cash not later than March 31, 1999. The distribution of cash is under the control of the independent settlement administrator.

  The proposal to elect NMC the successor general partner was submitted to the unitholders of National Realty for a vote. All units of the Partnership owned by affiliates of SAMLP (approximately 61.8% of the outstanding units of National Realty as of the November 27, 1998, record date) were voted pro rata with the vote of the other limited partners. NMC was elected by a majority of the unitholders. The Moorman Settlement Plan remained in effect until December 18, 1998, when SAMLP resigned as general partner and NMC was elected and took office.

  Under the Cash Distribution Agreement, SAMLP waived its right under the Moorman Settlement Agreement to receive any payment from the Partnership for its Redeemable General Partner Interest or fees it was entitled to receive upon the election of a successor general partner. As of December 31, 1997, the Redeemable General Partner Interest was calculated to be $49.6 million. In addition, pursuant to the Cash Distribution Agreement, the Partnership Agreement was amended to provide that, upon voluntary resignation of the general partner, the resigning general partner shall not be entitled to the repurchase of its general partner interest under Paragraph 17.9 of the Partnership Agreement.

  Under the Cash Distribution Agreement, NMC assumed liability for SAMLP's note for its capital contribution to the Partnership. In addition, NMC assumed liability for a note receivable which will require the repayment to the Partnership of the $11.4 million paid by the Partnership under the Cash Distribution Agreement plus the $808,000 in court ordered attorney's fees and the $30,000 paid to Joseph B. Moorman. This note requires repayment over a ten-year period, bears interest at a variable rate, currently 7.0% per annum, and is guaranteed by ART, which is the parent of NMC, and owns approximately 55.4% of the outstanding units of the Partnership.

   Other Litigation. The Partnership is also involved in various other lawsuits arising in the ordinary course of business. In the opinion of management, the outcome of these lawsuits will not have a material effect on the Partnership's financial condition, results of operations or liquidity.

NOTE 16. SUBSEQUENT EVENTS

  In January 1999, GCLP sold the 199 unit Olde Towne Apartments in Middleton, Ohio, for $4.6 million, receiving net cash of $4.4 million after the payment of various closing costs. A gain will be recognized on the sale.

  In February 1999, the Partnership obtained mortgage financing secured by the unencumbered 56 Expressway Office Building in Oklahoma City, Oklahoma, in the amount of $1.7 million, receiving net cash of $1.7 million after the payment of various closing costs. The mortgage bears interest at a variable rate, currently 8.5% per annum, requires monthly payments of principal and interest of $15,000 and matures in February 2019.

  Also in February 1999, the Partnership obtained mortgage financing secured by the unencumbered Melrose Business Park in Oklahoma City, Oklahoma, in the amount of $900,000, receiving net cash of $870,000 after the payment of various closing costs. The mortgage bears interest at a variable rate, currently 8.5% per annum, requires monthly payments of principal and interest of $8,000 and matures in February 2019.

  Further in February 1999, GCLP sold the 225 unit Santa Fe Apartments in Kansas City, Missouri, for $4.6 million, receiving net cash of $4.3 million after the payment of various closing costs. A gain will be recognized on the sale.

  In February 1999, GCLP sold the 480 unit Mesa Ridge Apartments in Mesa, Arizona, for $19.5 million, receiving net cash of $793,000 after the payment of various closing costs, including a real estate brokerage commission of $585,000 to Carmel Realty and remitting $17.8 million to the lender to hold in escrow pending a substitution of collateral. Such funds will be released when substitute collateral is approved. If substitute collateral is not provided by August 1999, $13.0 million of the escrow will be applied against the mortgage's principal balance, approximately $885,000 will be retained by the lender as a prepayment penalty and the remaining $3.9 million will be returned to GCLP. A gain will be recognized on the sale. NMC will earn an incentive sales fee on the sale in accordance with the partnership agreement.

  Also in February 1999, GCLP funded a $5.0 million unsecured loan to Davister Corp., which at December 31, 1998, owned approximately 15.8% of the outstanding shares of ART's common stock. The loan bears interest at 12.0% per annum and matures in February 2000. All principal and interest are due at maturity. The loan is guaranteed by BCM.

                                                                    SCHEDULE III
                             NATIONAL REALTY, L.P.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998

                                                        Cost Capitalized
                                                         Subsequent to      Gross Amount Carried at
                                      Initial Cost        Acquisition         Close of Period (1)
                                   ------------------- ------------------ ----------------------------
                                          Building and                           Building and          Accumulated    Date of
  Description     Encumbrances (2)  Land  Improvements Improvements Other  Land  Improvements  Total   Depreciation Construction
----------------  ---------------- ------ ------------ ------------ ----- ------ ------------ -------- ------------ ------------
                                                       (dollars in thousands)
Apartments
Arlington
Place...........      $  4,393     $  330   $  3,275      $  715    $ --  $  330   $ 3,990    $  4,320    $2,886        1973
 Pasadena, TX
Barcelona.......         6,989      1,400      5,600         397      --   1,400     5,997       7,397     1,321        1971
 Tampa, FL
Bavarian Woods..         6,700        547      5,528         257      --     547     5,785       6,332     2,929        1972
 Middletown, OH
Bent Tree.......         8,784      1,047      7,036         699      --   1,047     7,735       8,782     4,506        1980
 Addison, TX
Blackhawk.......         3,776        253      4,081         292      --     253     4,373       4,626     2,955        1972
 Ft. Wayne, IN
Bridgestone.....            --        169      1,780         192      --     169     1,972       2,141     1,132        1979
 Friendswood, TX
Candlelight
Square..........         3,279        148      1,928         189      --     145     2,120       2,265     1,416        1971
 Lenexa, KS
Chalet I........         4,233        260      2,994          65      --     260     3,059       3,319     1,752       1964/
                                                                                                                       74/78
 Topeka, KS
Chalet II.......         1,590        440      1,322          --      --     440     1,322       1,762       124        1986
 Topeka, KS
Chateau.........         3,455        130      1,723         126      --     130     1,849       1,979     1,086        1968
 Bellevue, NE
Club Mar........         6,370      1,248      4,993         253      --   1,248     5,246       6,494       764        1973
 Sarasota, FL
Confederate
Point...........         5,465        246      3,736         709      --     246     4,445       4,691     2,967        1969
 Jacksonville,
FL
Country Place...         4,380        246      3,268          70      --     246     3,338       3,584     1,852        1980
 Round Rock, TX
Covered Bridge..         4,513        219      3,425         129      --     219     3,554       3,773     2,884        1972
 Gainesville, FL
Fair Oaks.......         4,928        470      2,661         174      --     470     2,835       3,305       768        1978
 Euless, TX
Four Seasons....         9,468      1,264      8,447         813      --   1,264     9,260      10,524     4,258        1970
 Denver, CO
Fox Club........         7,194        902      7,294         970      --     904     8,262       9,166     4,238        1972
 Indianapolis,
IN
Foxwood.........         6,076        218      3,188         509      --     218     3,697       3,915     2,467        1974
 Memphis, TN
Hidden Valley...         8,171        274      3,636         362      --     261     4,011       4,272     2,305        1973
 Grand Rapids,
MI
Horizon East....         2,600        592      2,628         498      --     592     3,126       3,718     2,201        1972
 Dallas, TX
Kimberly Woods..         6,336        571      3,802       1,190      --     571     4,992       5,563     3,496        1973
 Tucson, AZ
La Mirada.......         7,673        392      5,454       1,558      --     392     7,012       7,404     4,628        1971
 Jacksonville,
FL
Lake Nora Arms..        12,818        737     10,774         830      --     737    11,604      12,341     7,871        1973
 Indianapolis,
IN
Lantern Ridge...         2,436        130      1,721         129      --     177     1,803       1,980     1,435        1974
 Richmond, VA



                                              Life on Which
                                             Depreciation in
                                             Latest Statement
                               Date          of Operation is
  Description                Acquired           Computed
--------------------------  ----------    --------------------
Apartments
Arlington
Place...........                11/76          7 - 40 years
 Pasadena, TX
Barcelona.......                09/90          7 - 40 years
 Tampa, FL
Bavarian Woods..                01/84          5 - 40 years
 Middletown, OH
Bent Tree.......                06/80          7 - 40 years
 Addison, TX
Blackhawk.......                12/78          7 - 40 years
 Ft. Wayne, IN
Bridgestone.....                06/82          7 - 40 years
 Friendswood, TX
Candlelight
Square..........                11/77          7 - 40 years
 Lenexa, KS
Chalet I........                04/82          7 - 40 years
 Topeka, KS
Chalet II.......                03/95          7 - 40 years
 Topeka, KS
Chateau.........                02/81          7 - 40 years
 Bellevue, NE
Club Mar........                07/93          7 - 40 years
 Sarasota, FL
Confederate
Point...........                05/79          7 - 40 years
 Jacksonville,
FL
Country Place...                07/82          7 - 40 years
 Round Rock, TX
Covered Bridge..                10/79          7 - 40 years
 Gainesville, FL
Fair Oaks.......                07/89          7 - 40 years
 Euless, TX
Four Seasons....                07/84          7 - 40 years
 Denver, CO
Fox Club........                11/83          7 - 40 years
 Indianapolis,
IN
Foxwood.........                08/79          7 - 40 years
 Memphis, TN
Hidden Valley...                07/81          7 - 40 years
 Grand Rapids,
MI
Horizon East....                05/78          7 - 40 years
 Dallas, TX
Kimberly Woods..                12/77          7 - 40 years
 Tucson, AZ
La Mirada.......                01/79          7 - 40 years
 Jacksonville,
FL
Lake Nora Arms..                06/78          7 - 40 years
 Indianapolis,
IN
Lantern Ridge...                03/79          7 - 40 years
 Richmond, VA

                             NATIONAL REALTY, L.P.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998

                                                        Cost Capitalized
                                                         Subsequent to             Gross Amount Carried at
                                      Initial Cost        Acquisition                Close of Period (1)
                                   ------------------ --------------------       ---------------------------
                                         Building and                                   Building and         Accumulated
  Description     Encumbrances (2) Land  Improvements Improvements  Other         Land  Improvements  Total  Depreciation
----------------  ---------------- ----- ------------ ------------ -------       ------ ------------ ------- ------------
                                                                         (dollars in thousands)
Apartments--
 Continued
Mallard Lake....       $7,827      $ 534   $ 7,099       $ 768     $   --        $  534   $ 7,867    $ 8,401   $ 5,083
 Greensboro, NC
Manchester
 Commons........        9,141        635     4,654       1,113         --           635     5,767      6,402     3,884
 Manchester, MO
Mesa Ridge......       12,987      1,447     5,788         618         --         1,447     6,406      7,853     1,516
 Mesa, AZ
Nora Pines......        5,881        221     3,872         440         --           221     4,312      4,533     2,925
 Indianapolis,
 IN
Oak Hollow......       11,327        745     6,118         765         --           745     6,883      7,628     4,674
 Austin, TX
Oak Tree........        4,233        304     3,543         246         --           304     3,789      4,093     1,942
 Grandview, MO
Olde Towne......           --        209     3,272         397         --           209     3,669      3,878     2,209
 Middletown, OH
Pheasant Ridge..        6,501        231     4,682       1,099         --           231     5,781      6,012     3,587
 Bellevue, NE
Pines...........           --        278     3,490         317         --           278     3,807      4,085     2,492
 Little Rock, AR
Place One.......        7,393        784     5,186       1,007         --           783     6,194      6,977     4,498
 Tulsa, OK
Quail Point.....        3,831        184     2,716         249         --           184     2,965      3,149     2,180
 Huntsville, AL
Regency.........        3,343        304     1,865         412         --           304     2,277      2,581     1,169
 Lincoln, NE
Regency Falls...        5,600        888     7,261       1,565        (100)(/3/)    888     8,726      9,614     6,154
 San Antonio, TX
Rockborough.....       10,224        702     4,495       1,004         --           701     5,500      6,201     3,655
 Denver, CO
Santa Fe........           --        529     5,351         266         --           529     5,617      6,146     3,000
 Kansas City, MO
Shadowood.......        4,849        477     3,208         207         --           477     3,415      3,892     2,170
 Addison, TX
Sherwood Glen...        4,700        352     2,550         532         --           352     3,082      3,434     2,279
 Urbandale, IA
Stonebridge.....           --        193     2,076         247         --           193     2,323      2,516     1,549
 Florissant, MO
Summerwind......        5,631        493     2,990         138         --           493     3,128      3,621     2,383
 Reseda, CA
Sun Hollow......        4,713        385     4,159          75         --           385     4,234      4,619     2,591
 El Paso, TX
Tanglewood......       28,537      5,682    18,340       3,797         --         5,682    22,137     27,819    15,166
 Arlington
 Heights, IL
Timber Creek....        4,786        154     2,327         673         --           154     3,000      3,154     2,135
 Omaha, NE
Villa Del Mar...        3,794        387     3,134         116         --           387     3,250      3,637     1,877
 Wichita, KS
Villas..........        5,634        516     3,948         607         --           516     4,555      5,071     2,873
 Plano, TX
Whispering
 Pines..........        2,273        311     1,255         163         --           322     1,407      1,729       217
 Canoga Park, CA

                                                           Life on Which
                                                          Depreciation in
                                                          Latest Statement
                             Date of         Date         of Operation is
  Description              Construction    Acquired          Computed
-------------------------- ------------   ----------    --------------------
Apartments--
 Continued
Mallard Lake....                1974         05/79          7 - 40 years
 Greensboro, NC
Manchester
 Commons........                1972         06/78          7 - 40 years
 Manchester, MO
Mesa Ridge......                1972         05/90          7 - 40 years
 Mesa, AZ
Nora Pines......                1970         05/78          5 - 40 years
 Indianapolis,
 IN
Oak Hollow......                1974         05/78          7 - 40 years
 Austin, TX
Oak Tree........                1968         03/82          7 - 40 years
 Grandview, MO
Olde Towne......                1968         03/81          7 - 40 years
 Middletown, OH
Pheasant Ridge..                1974         10/78          5 - 40 years
 Bellevue, NE
Pines...........                1977         11/77          7 - 40 years
 Little Rock, AR
Place One.......                1970         04/77          7 - 40 years
 Tulsa, OK
Quail Point.....                1960         08/75          7 - 40 years
 Huntsville, AL
Regency.........                1973         05/82          7 - 40 years
 Lincoln, NE
Regency Falls...                1974         11/78          7 - 40 years
 San Antonio, TX
Rockborough.....                1973         01/78          7 - 40 years
 Denver, CO
Santa Fe........                1964/67      04/83          7 - 40 years
 Kansas City, MO
Shadowood.......                1976         02/79          7 - 40 years
 Addison, TX
Sherwood Glen...                1970         12/77          7 - 40 years
 Urbandale, IA
Stonebridge.....                1975         10/77          7 - 40 years
 Florissant, MO
Summerwind......                1976         02/77          7 - 40 years
 Reseda, CA
Sun Hollow......                1977         09/79          7 - 40 years
 El Paso, TX
Tanglewood......                1974         03/78          7 - 40 years
 Arlington
 Heights, IL
Timber Creek....                1974         10/78          5 - 40 years
 Omaha, NE
Villa Del Mar...                1971         10/81          7 - 40 years
 Wichita, KS
Villas..........                1977         04/79          7 - 40 years
 Plano, TX
Whispering
 Pines..........                1977         12/93          7 - 40 years
 Canoga Park, CA

                             NATIONAL REALTY, L.P.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998

                                                          Cost Capitalized
                                                           Subsequent to              Gross Amount Carried at
                                       Initial Cost         Acquisition                 Close of Period (1)
                                   -------------------- --------------------       -----------------------------
                                           Building and                                    Building and          Accumulated
  Description     Encumbrances (2)  Land   Improvements Improvements  Other         Land   Improvements  Total   Depreciation
----------------  ---------------- ------- ------------ ------------ -------       ------- ------------ -------- ------------
                                                         (dollars in thousands)
Apartments--Continued
Whispering
Pines...........      $  6,131     $   228   $  4,330     $ 1,097     $  --        $   228   $  5,427   $  5,655   $  3,411
 Topeka, KS
Windridge.......        11,149         711      5,812       1,665        --            711      7,477      8,188      5,299
 Austin, TX
Windtree I &
II..............         5,120         460      2,739         181        --            460      2,920      3,380      2,157
 Reseda, CA
Woodlake........         8,826         585      5,848       1,041        --            585      6,889      7,474      4,080
 Carrollton, TX
Woodsong II.....         5,887         322      3,705         340        --            322      4,045      4,367      3,203
 Smyrna, GA
Woodstock.......         5,654         888      5,193         417        --            888      5,610      6,498      3,531
 Dallas, TX
Office Buildings
56 Expressway...            --         406      3,976         627     (2,386)(/3/)     406      2,217      2,623      1,934
 Oklahoma City,
OK
Executive
Court...........            --         271      2,099         732        --            271      2,831      3,102      1,643
 Memphis, TN
Marina Playa....         7,970       1,237      4,339       5,303        --          1,237      9,642     10,879      6,360
 Santa Clara, CA
Melrose Business
Park............            --         367      2,674         240     (1,000)(/3/)     367      1,914      2,281      1,372
 Oklahoma City,
OK
University
Square..........            --         562      3,276         186     (1,875)(/3/)     562      1,587      2,149      1,398
 Anchorage, AK
Shopping Centers
Cross County
Mall............         7,031         608      6,468       6,130        --            608     12,598     13,206      7,899
 Mattoon, IL
Cullman.........           496         400      1,830         160        --            400      1,990      2,390      1,203
 Cullman, AL
Harbor Plaza....         1,781         817      2,587         380        --            821      2,963      3,784      1,787
 Aurora, CO
Katella Plaza...         1,257          --      2,844         504        --            --       3,348      3,348      2,203
 Orange, CA
Regency Point...         2,045         647      5,156       2,391        --          1,792      6,402      8,194      2,785
 Jacksonville,
FL
Westwood........           450          --      5,424       1,017        522(/4/)      522      6,441      6,963      3,056
  Tallahassee,
 FL
                      --------     -------   --------     -------    -------       -------   --------   --------   --------
                      $348,629     $37,687   $281,973     $50,358    $(4,839)      $39,400   $325,779   $365,179   $197,770
                      ========     =======   ========     =======    =======       =======   ========   ========   ========

                                                           Life on Which
                                                          Depreciation in
                                                          Latest Statement
                             Date of         Date         of Operation is
  Description              Construction    Acquired          Computed
-------------------------- ------------   ----------    --------------------
Apartments--Continued
 Whispering
 Pines..........                1972         02/78          7 - 40 years
  Topeka, KS
Windridge.......                1974         09/78          7 - 40 years
 Austin, TX
Windtree I &
II..............                1976         11/76          7 - 40 years
 Reseda, CA
Woodlake........                1979         08/78          7 - 40 years
 Carrollton, TX
Woodsong II.....                1975         08/80          7 - 40 years
 Smyrna, GA
Woodstock.......                1977         12/78          7 - 40 years
 Dallas, TX
Office Buildings
56 Expressway...                1981         03/82          7 - 40 years
 Oklahoma City,
OK
Executive
Court...........                1980         09/82          5 - 40 years
 Memphis, TN
Marina Playa....                1972         12/76          5 - 40 years
 Santa Clara, CA
Melrose Business
Park............                1980         03/82          5 - 40 years
 Oklahoma City,
OK
University
Square..........                1981         12/81          5 - 40 years
 Anchorage, AK
Shopping Centers
Cross County
Mall............                1971         08/79          5 - 40 years
 Mattoon, IL
Cullman.........                1979         02/79          7 - 40 years
 Cullman, AL
Harbor Plaza....                1979         09/81          7 - 40 years
 Aurora, CO
Katella Plaza...                1971         12/80          7 - 40 years
 Orange, CA
Regency Point...                1982         06/84          5 - 40 years
 Jacksonville,
FL
Westwood........                1980         10/83          5 - 40 years
  Tallahassee,
 FL

--------------------------------------------------------------------------------

(1) The aggregate cost for financial statement purposes approximates that for federal tax purposes.
(2) Does not include mortgages payable totaling $2,472 on real estate which has been sold but for which the Partnership remains liable on the underlying mortgage note.
(3) Write-down of property to estimated net realizable value.
(4) Acquisition of ground lease.

                             NATIONAL REALTY, L.P.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                     1998      1997      1996
                                                   --------  --------  --------
                                                     (dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,............................. $435,215  $447,968  $442,439
 Improvements.....................................    2,820     5,004     5,529
 Sales............................................  (72,856)  (17,757)      --
                                                   --------  --------  --------
Balance at December 31,........................... $365,179  $435,215  $447,968
                                                   ========  ========  ========
Reconciliation of Accumulated Depreciation
Balance at January 1, ............................ $223,791  $223,204  $212,957
 Depreciation.....................................    9,691    10,338  $ 10,247
 Sales............................................  (35,712)   (9,751)      --
                                                   --------  --------  --------
Balance at December 31, .......................... $197,770  $223,791  $223,204
                                                   ========  ========  ========

                                                                     SCHEDULE IV

                       NATIONAL REALTY, L.P. SCHEDULE IV

                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1998

                                                                                                          Principal
                                                                                                          Amount of
                                                                                               Carrying     Loans
                                                                                                Amounts   Subject to
                                                                                       Face   of Mortgage Delinquent
                                     Final                                            Amount      Net     Principal
                          Interest  Maturity                                   Prior    of        of          or
      Description           Rate      Date        Periodic Payment Terms       Liens Mortgage Discount(1)  Interest
      -----------         --------  -------- --------------------------------- ----- -------- ----------- ----------
                                                                                      (dollars in thousands)
First Mortgage Loans

Centura Holdings,
 LLC(/3/)...............    15.00%   08/00   All principal and interest        $  --  $6,020    $6,020      $  --
Secured by 6.4 acres of                      due at maturity.
 developed land in
 Dallas, TX.

Centura Tower, Ltd......    12.00%   01/03   Payments based on net                --  23,796     7,975         --
Secured by 2.244 acres                       revenues after
 of undeveloped land in                      the land is developed.
 Dallas, TX, on which an
 office building is
 being built.

Cuchara Partners, Ltd.
 and Ski Rio Partners,
 Ltd.(/3/)..............    16.00%   06/99   All principal and interest           --   4,163     4,163         --
Secured by approximately                     due at maturity.
 1,000 acres of land in
 Huerfano County, CO and
 a promissory note
 secured by 2,623 acres
 of land in Taos, NM

Dallas Parkway
 Properties, Inc........    14.00%   08/99   Monthly interest only.               --   2,800     2,950      2,950
Secured by an office
 building in Addison,
 TX.

Ellis Development
 Company, Inc...........    14.00%   08/99   All principal and interest           --     946       942         --
Secured by 4.5 acres of                      are due at maturity.
 land in Abilene, TX;
 collateral assignment
 of a $220,000 note; and
 the guarantees of the
 the borrowers.

Highway 544 Partners,
 L.P.(/3/)..............    18.00%   04/99   Quarterly interest only at 12%       --   1,500     1,450         --
Secured by 49 acres of                       per annum, with deferred
 undeveloped land in                         interest paid annually in April.
 Plano, TX, a pledge of
 100% of the partnership
 interest and the
 personal guarantee of
 the owner of Highway
 Partner's general
 partner.

Stratford & Graham
 Developers,
 L.L.C.(/3/)............    15.00%   07/99   All principal and interest           --   3,450     3,820         --
Secured by 1,485 acres                       due at maturity or upon sale.
 of undeveloped land in
 Riverside County, CA.

Varner Road Partners,
 L.L.C.. ...............    15.00%   11/99   All principal and interest           --   2,150     2,112         --
Secured by 129.77 acres                      due at maturity or upon sale.
 of land in Riverside
 County, CA.

Wraparound Mortgage Loan

Bridgeview..............     9.00%   02/00   Monthly interest only. May prepay 2,472   5,500     5,391      5,500
Secured by shopping       to 9.50%           up to 25% of the wrap equity
 center in La Crosse,                        upon 60 days written notice
 WI.                                         without penalty.


                             NATIONAL REALTY, L.P.

                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1998

                                                                                                  Principal
                                                                                                  Amount of
                                                                                       Carrying     Loans
                                                                                        Amounts   Subject to
                                                                               Face   of Mortgage Delinquent
                                    Final                                     Amount      Net     Principal
                          Interest Maturity                            Prior    of        of          or
      Description           Rate     Date     Periodic Payment Terms   Liens Mortgage Discount(1)  Interest
      -----------         -------- -------- -------------------------- ----- -------- ----------- ----------
                                                                              (dollars in thousands)
Junior Mortgage Loans

 JNC Enterprises, Ltd.-    14.00%   10/99   All principal and interest  $--   $1,045    $1,045       $--
 Field St.(/2/).........
Secured by a second lien                    are due at maturity.
 on 3.5 acres of land in
 Dallas, TX.

JNC Enterprises, Ltd.-
 Frisco Panther                             All principal and interest
 Partners, Ltd.(/2/)....   14.00%   10/99   due at maturity.             --    2,100     2,083        --
Secured by a second lien
 on 408.23 acres of land
 in Frisco, TX.

JNC Enterprises, Ltd.-
 Line of Credit(/2/)....   12.00%   12/99   All principal and interest   --    5,000     3,250        --
Secured by a second lien                    are due at maturity.
 on 1,791 acres of land
 in Denton County, TX
 and a second lien on
 220 acres of land in
 Tarrant County, TX.

JNC Enterprises, Ltd.-
 Summer St.(/2/)........   14.00%   10/99   All principal and interest   --    1,045     1,042        --
Secured by a second lien                    are due at maturity.
 on 2.92 acres of land
 in Dallas, TX.

Warwick of Summit,
 Inc. ..................   14.00%   12/99   All principal and interest   --    1,765     1,777        --
Secured by a second lien                    due at maturity.
 on a shopping center in
 Rhode Island and a
 pledge of stock.

Other

American Realty Trust,                      Monthly interest only.
 Inc....................   12.00%   11/03                               --    50,000    49,844       --
Secured by second liens
 on six properties
 located in Minnesota,
 Mississippi and Texas,
 the stock of ART
 Holdings, Inc. and the
 stock of NMC.
14875 Landmark(/3/).....   12.00%   12/99   Monthly interest only.      --     1,152     1,152       --
Secured by a pledge of
 partnership interest in
 Landmark which owns
 commercial real estate
 in Addison, TX.
Bordeaux Investments....   14.00%   12/99   All principal and interest  --     1,591     1,541       --
Secured by (1) a 100%                       are due at maturity.
 limited partnership
 interest in Bordeaux,
 which owns a shopping
 center in Oklahoma
 City, OK; (2) 100% of
 the stock of Bordeaux
 Investments One, Inc.,
 which owns 6.5 acres of
 undeveloped land in
 Oklahoma City, OK; and
 (3) the personal
 guarantees of the
 Bordeaux partners.
JNC Enterprises, Ltd. -
 Frisco Bridges(/2/)....   12.00%   02/99   All principal and interest  --     3,700     3,680       --
Secured by a pledge of a                    are due at maturity.
 contract to purchase
 387 acres of land in
 Collin County, TX.
La Quinta Land Partners,
 LLC....................   10.00%   11/98   All principal and interest  --       635       385       385
Secured by interest                         are due at maturity.
 bearing accounts held
 by escrow agent pending
 purchase of land in CA.

                             NATIONAL REALTY, L.P.

                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1998

                                                                                                                Principal
                                                                                                      Carrying  Amount of
                                                                                                       Amounts    Loans
                                                                                                         of     Subject to
                                                                                               Face   Mortgage  Delinquent
                                     Final                                                    Amount   Net of   Principal
                          Interest  Maturity                                          Prior     of     Discount     or
      Description           Rate      Date           Periodic Payment Terms           Liens  Mortgage    (1)     Interest
      -----------         --------  -------- --------------------------------------- ------- -------- --------- ----------
                                                                                            (dollars in thousands)
Other--(Continued)

Mangione................    15.00%   02/99   All principal and interest              $   --  $    360 $     360   $  --
Secured by 1,100,000                         are due at maturity.
 Class A limited
 partnership units in a
 company; which are
 convertible into
 preferred stock of a
 publicly traded
 company.
Preston/Lomo Alto,                           Monthly interest only.
 L.L.C...                   12.00%   11/99                                               --     1,656     1,656      --
Secured by a pledge of
partnership interests in
two partnerships which
own commercial property
in Dallas and Plano, TX.
RB Land and Cattle,
 LLC....................    10.00%   12/98   All principal and interest                  --       350       365      365
Secured by pledge of a                       are due at maturity.
note secured by a 7,200
acre ranch in Foard
County, TX.
Ward....................    12.00%   09/99   Monthly interest only.                      --       700       740      --
Secured by a first lien
on an oil, gas and
mineral lease in
Anderson County, TX and
by a second lien on a
ranch in Henderson
County, TX.
Unsecured
NRLP Management Corp....  LIBOR +    02/09   Annual payments of interest plus            --    12,241    12,241      --
                            2.00%            $500,000 in each of the first
                                             3 years, $750,000 in each of the
                                             next 3 years, $1.0 million in each
                                             of the next 3 years, with all remaining
                                             principal and interest due at maturity.
                                                                                     ------- -------- ---------   ------
                                                                                     $ 2,472 $133,665   115,984   $9,200
                                                                                     ======= ========             ======
Interest receivable.....                                                                                  2,882
Deferred gains..........                                                                                (2,431)
Allowance for estimated
 losses.................                                                                                (1,910)
                                                                                                      ---------
                                                                                                      $ 114,525
                                                                                                      =========

--------

(1) The aggregate cost for financial statement purposes approximates that for federal tax purposes.
(2) Cross-collateralized and cross-defaulted.
(3) Cross-collateral securing a $6.1 million note payable.

                             NATIONAL REALTY, L.P.

                         MORTGAGE LOANS ON REAL ESTATE

                                                       1998     1997     1996
                                                     --------  -------  -------
                                                      (dollars in thousands)
Balance at January 1,............................... $ 40,318  $30,908  $27,863
Additions
 Amortization of discount...........................      --        34       45
 Funding of notes receivable........................   98,716   22,898    3,500
Deductions
 Collection of principal............................  (23,050) (13,522)    (500)
                                                     --------  -------  -------
Balance at December 31,............................. $115,984  $40,318  $30,908
                                                     ========  =======  =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                           -------------------------

                                   PART III

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER

  As partnerships, neither National Realty, L.P. ("National Realty" or the "Registrant") nor National Operating, L.P. (the "Operating Partnership" or "NOLP") (collectively the "Partnership") has officers or directors. The General Partner of the Partnership is NRLP Management Corp. ("NMC" or the "General Partner"). The General Partner manages the day-to-day affairs of the Partnership which includes all decisions with respect to the acquisition, disposition, improvement, financing or refinancing of the Partnership's properties. Basic Capital Management, Inc. ("BCM"), an affiliate of the General Partner, performs certain administrative functions and other services for the Partnership for cost reimbursements and fees as described in ITEM 1. "BUSINESS--Management and Operations." The Directors of NMC are listed below, together with their ages, terms of service, their principal occupations, business experience, and directorships with other companies during the last five years or more.

Directors

  Karl L. Blaha: Age 51, Director (since December 1998) and Executive Vice President--Commercial Asset Management (since January 1998) of NMC.

  Executive Vice President--Commercial Asset Management (since July 1997), and Executive Vice President and Director of Commercial Management (April 1992 to August 1995) of BCM, Syntek Asset Management, Inc. ("SAMI"), Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Investors, Inc. ("IORI") and Transcontinental Realty Investors, Inc. ("TCI"); Director (since June 1996), President (since October 1993) and Executive Vice President and Director of Commercial Management (April 1992 to October 1993) of American Realty Trust, Inc. ("ART"); Director (since November 1998) of SAMI and Garden National Realty, Inc.; Executive Vice President (October 1992 to July 1997) of Carmel Realty, Inc. ("Carmel Realty"), a company owned by First Equity Properties, Inc. ("First Equity"), a company 50% owned by BCM; Director and President (since 1996) of First Equity; Executive Vice President and Director of Commercial Management (April 1992 to February 1994) of National Income Realty Trust ("NIRT") and Vinland Property Trust ("VPT"); Partner--Director of National Real Estate Operations (August 1988 to March 1992) of First Winthrop Corporation; and Vice President (April 1984 to August 1988) of Southmark Corporation ("Southmark").

  Collene Currie: Age 50, Director (since April 1998).

  Vice President and Senior Relationship Manager (since February 1996) of NationsBank Private Client Group of Dallas; Director (since February 1999) of ART; Director of Marketing and Communications (October 1993 to January
  1999) of the Dallas Opera; and Business Transformation Consultant (August 1988 to October 1993) for IBM.

  Randall K. Gonzalez: Age 36, Director (since April 1998).

  Chief Executive Officer and President (since October 1989) of The Gonzalez Company, formerly TMC Realty Advisors (retail and multi-family development and investment and property management services); shopping center developer (1987 to 1989) with Dunning Development Co.; real estate broker (1983 to
  1987)
  with Hammond-Williams; Director (1989 to 1993) of IORI and TCI; Trustee (1989 to 1993) of CMET; and Director (since 1981) of AGE Refining, Inc. Randall K. Gonzalez is the son of Al Gonzalez, who serves as a director of ART.

BOARD COMMITTEES

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

  The Partnership Agreement provides that the Fairness Committee shall consist of two or more natural persons, none of whom shall be affiliates (as defined in the Partnership Agreement) of the General Partner except as directors of the General Partner. The Fairness Committee has had no members since August 1995.

  Audit Committee. An Audit Committee was established effective August 3, 1990, pursuant to the Moorman Settlement Agreement. Until January 11, 1999, the chairman and only member of the Audit Committee was Harry J. Reidler, an attorney in private practice in Englewood, New Jersey. On January 11, 1999, the Board of Directors of NMC established a new Audit Committee. The members of the Audit Committee are Ms. Currie and Mr. Gonzalez.

  Mr. Reidler has performed legal services for the Partnership.

EXECUTIVE OFFICERS

  The following persons currently serve as executive officers of NMC: Randall
M. Paulson, President; Karl L. Blaha, Executive Vice President--Commercial Asset Management; Bruce A. Endendyk, Executive Vice President; Thomas A. Holland, Executive Vice President and Chief Financial Officer; and Steven K. Johnson, Executive Vice President--Residential Asset Management. Their positions with NMC are not subject to a vote of unitholders. Their ages, terms of service, all positions and offices with NMC, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below (except for Mr. Blaha).

  RANDALL M. PAULSON: Age 52, President (since January 1998) and Director (January 1998 to December 1998) of NMC.

  President (since August 1995) and Executive Vice President (January 1995 to August 1995) of CMET, IORI, TCI and SAMI; President (since August 1995) and Executive Vice President (October 1994 to August 1995) of BCM; Executive Vice President (since January 1995) of ART; Director (August 1995 to November 1998) of SAMI; Vice President (1993 to 1994) of GSSW, LP, a joint venture of Great Southern Life and Southwestern Life; Vice President (1990 to 1993) of Property Company of America Realty, Inc.; and President (1990) of Paulson Realty Group.

  BRUCE A. ENDENDYK: Age 50, Executive Vice President (since January 1998) of
NMC.

  President (since January 1995) of Carmel Realty; Executive Vice President (since January 1995) of BCM, ART, CMET, IORI, TCI and SAMI; Management Consultant (November 1990 to December 1994); Executive Vice President (January 1989 to November 1990) of Southmark; and President and Chief Executive Officer (March 1988 to January 1989) of Southmark Equities Corporation.

  Thomas A. Holland: Age 56, Executive Vice President and Chief Financial Officer (since January 1998) of NMC.

  Executive Vice President and Chief Financial Officer (since August 1995), Secretary (since February 1997) and Senior Vice President (July 1990 to August 1995) of CMET, IORI, TCI and SAMI; Executive Vice President and Chief Financial Officer (since August 1995) and Senior Vice President and Chief Accounting Officer (July 1990 to August 1995) of BCM and ART; and Senior Vice President and Chief Accounting Officer (July 1990 to February
  1994) of NIRT and VPT.

  Steven K. Johnson: Age 41, Executive Vice President--Residential Asset Management (since August 1998).

  Executive Vice President--Residential Asset Management (since August 1998) and Vice President (August 1990 to August 1991) of BCM, SAMI, ART, CMET, IORI and TCI; Chief Operating Officer (January 1993 to August 1998) of Garden Capital, Inc.; Executive Vice President (December 1994 to August
  1998) of Garden Capital Management, Inc.; Vice President (August 1991 to January 1993) of SHL Properties Realty Advisors, Inc. and SHL Acquisition Corporation II and III; and Vice President (August 1990 to August 1991) of NIRT and VPT.

Officers

  Although not executive officers of NMC, the following persons currently serve as officers of NMC: Robert A. Waldman, Senior Vice President and General Counsel; and Drew D. Potera, Vice President and Treasurer. Their positions with NMC are not subject to a vote of unitholders. Their ages, terms of service, all positions and offices with NMC, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

  Robert A. Waldman: Age 46, Senior Vice President, Secretary and General Counsel (since January 1998) of NMC.

  Senior Vice President and General Counsel (since January 1995), Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997) of CMET, IORI, TCI and SAMI; Vice President and Corporate Counsel (November 1989 to November 1994), and Secretary (since November
  1989) of BCM; and Senior Vice President and General Counsel (since January
  1995), Vice President (April 1990 to January 1995) and Secretary (since December 1990) of SAMI.

  Drew D. Potera: Age 39, Vice President and Treasurer (since January 1998) of NMC.

  Vice President (since December 1996) and Treasurer (since December 1990) of CMET, IORI, TCI and SAMI; Vice President (since December 1996); Vice President, Treasurer and Securities Manager (since July 1990) of BCM; Vice President and Treasurer (since February 1992) of SAMI; Treasurer (December 1990 to February 1994) of NIRT and VPT; and Financial Consultant with Merrill Lynch, Pierce, Fenner & Smith Incorporated (June 1985 to June
  1990).

  In addition to the foregoing officers, NMC has several vice presidents and assistant secretaries who are not listed herein.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

  Under the securities laws of the United States, the directors and executive officers of National Realty's General Partner, and any persons holding more than 10% of National Realty's units of limited partner interest are required to report their ownership of National Realty's units and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and National Realty is required to report any failure to file by these dates during 1998. All of these filing requirements were satisfied by the directors and executive officers of National Realty's General Partner and 10% holders. In making these statements, National Realty has relied on the written representations of the directors and executive officers of National Realty's General Partner and its ten percent holders and copies of the reports that they have filed with the Commission.

  Administrative Agent. BCM performs certain administrative functions such as accounting services, mortgage servicing and real estate portfolio review and analysis for the Partnership on a cost reimbursement basis.

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

   Mickey N. Phillips......  Director
   Ryan T. Phillips........  Director
   Randall M. Paulson......  President
   Karl L. Blaha...........  Executive Vice President--Commercial Asset Management
   Bruce A. Endendyk.......  Executive Vice President
   Thomas A. Holland.......  Executive Vice President and Chief Financial Officer
   Steven K. Johnson.......  Executive Vice President--Residential Asset Management
   A. Cal Rossi, Jr........  Executive Vice President
   Cooper B. Stuart........  Executive Vice President
   Clifford C. Towns, Jr...  Executive Vice President--Finance
   Dan S. Allred...........  Senior Vice President--Land Development
   James D. Canon, III.....  Senior Vice President--Portfolio Manager
   Robert A. Waldman.......  Senior Vice President, Secretary and General Counsel
   Drew D. Potera..........  Vice President, Treasurer and Securities Manager

  Mickey N. Phillips is Gene E. Phillips' brother and Ryan T. Phillips is Gene
E. Phillips' son.

ITEM 11. EXECUTIVE COMPENSATION

  Neither National Realty nor the Operating Partnership has any employees, payroll or benefit plans and pays no salary or other cash compensation directly to any person other than (1) $50,000 per year to each member of the Oversight Committee plus $48,000 per year to an analyst engaged by the Oversight Committee, (2) $4,000 per year to each member of the Fairness and Audit Committees and (3) fees and expense reimbursements in accordance with the Partnership Agreement to the General Partner or its affiliates for services provided to the Partnership. See ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

  NMC also has no employees, payroll or benefit plans and pays no compensation to its officers. It does, however, pay compensation to the Independent Directors of NMC, its general partner. Each Independent Director receives compensation in the amount of $5,000 per year, plus reimbursement for expenses.

  The Moorman Settlement Agreement provided that effective May 1, 1990 the Partnership's future reimbursement of any salaries which may be paid to Messrs. Phillips and Friedman shall be limited to an aggregate of $500,000 per year, for any such reimbursement of salaries to be deferred until such time as a Target, as defined in the Moorman Settlement Agreement, may be met and, if SAMLP resigns as General Partner during the pendency of the Moorman Settlement Plan, for the waiver of any reimbursement of salary so deferred. Accordingly, no reimbursement for the salaries of Messrs. Phillips and Friedman was charged to or paid by the Partnership in the period January 1, 1991 through December 31, 1998. Mr. Friedman resigned as a general partner of SAMLP on March 4, 1994. SAMLP resigned as General Partner of the Partnership on December 18, 1998.

  Mr. Phillips may indirectly benefit from other payments made by the Partnership to certain related parties.

  Mr. Reidler received $4,000 in 1998 for serving on the Partnership's Audit Committee. See ITEM 10. "GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER."

  Pursuant to an agreement with the Partnership, Invenex, of which Mr. Baker is a principal, received $15,000 per month from December 1997 until the agreement was terminated in November 1998. The Partnership also reimbursed Invenex for its reasonable costs and expenses incurred in negotiating and completing the transaction contemplated under the agreement, conducting due diligence, inspecting properties and retaining experts. In addition, Invenex received payments totaling $480,000 from SAMLP in connection with the compromise of any settlement of any claims relating to the termination of the agreement.

                    [This space intentionally left blank.]

Performance Graph

  The following performance graph compares the cumulative total unitholder return on the Partnership's units of limited partner interest with the Dow Jones Market Equity Index ("DJ Equity Index") and the Dow Jones Real Estate Index ("DJ Real Estate Index"). The comparison assumes that $100 was invested on December 31, 1993 in the Partnership's units of limited partner interest and in each of the indices and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.

                       [PERFORMANCE GRAPH APPEARS HERE]


                         1993   1994   1995   1996   1998   1998
                        ------ ------ ------ ------ ------ ------
  The Partnership       100.00 127.39 158.40 193.33 364.58 370.07
  DJ Equity Index       100.00 100.70 138.69 170.63 228.57 294.05
  DJ Real Estate Index  100.00  95.11 117.54 157.80 188.75 147.02

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of National Realty's units of limited partner interest, both beneficially and of record, both individually and in the aggregate, for those persons known by National Realty to be beneficial owners of more than 5% of its units of limited partner interest, as of the close of business on March 5, 1999.

                                                    Amount and Nature
               Amount and Address of                  of Beneficial   Percent of
                 Beneficial Owner                       Ownership     Class (1)
               ---------------------                ----------------- ----------
American Realty Trust, Inc.........................     3,502,669        55.4%
10670 N. Central Expressway
Suite 300
Dallas, Texas 75231
Basic Capital Management, Inc......................       480,775         7.6%
10670 N. Central Expressway
Suite 300
Dallas, Texas 75231

--------
(1) Percentage is based upon 6,321,609 units of limited partner interest outstanding at March 5, 1999.

  Security Ownership of Management. The following table sets forth the ownership of National Realty's units of limited partner interest, both beneficially and of record, both individually and in the aggregate, by NMC and the executive officers and directors of NMC, as of the close of business on March 5, 1999.

                                                     Number of      Percent of
             Name of Beneficial Owner                  Units        Units (1)
             ------------------------                ---------      ----------
NMC and the executive officers and directors of NMC
 as a group (7 individuals)...                       3,983,444(/2/)   63.0%

--------
(1) Percentage is based upon 6,321,609 units of limited partner interest outstanding as of March 5, 1999.

(2) Includes 3,502,669 units owned by ART and 480,775 units owned by BCM, of which the directors and executive officers of NMC, ART and BCM may be deemed to be the beneficial owners by virtue of their positions as directors and executive officers of NMC, ART and BCM. The directors and executive officers of NMC, ART and BCM disclaim beneficial ownership of such units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

  National Realty is the sole limited partner of the Operating Partnership and owns 99% of the beneficial interest in the Operating Partnership. NMC is the general partner of, and owner of a 1% beneficial interest in, each of National Realty and the Operating Partnership.

  On December 18, 1998, NMC was elected General Partner of National Realty and the Operating partnership, replacing SAMLP. NMC is a wholly-owned subsidiary of ART. Gene E. Phillips and SAMI are the general partners of SAMLP, Mr. Phillips with a combined 1.95% general and limited partner interest and SAMI with .10% general partner interest. Mr. Friedman has 1.95% limited partner interest in SAMLP and ART has a 96% limited partner interest in SAMLP. SAMI serves as the Managing General Partner of SAMLP. SAMLP resigned as General Partner of National Realty and the Operating Partnership on December 18, 1998.

  Since February 1, 1990, affiliates of the General Partner have provided property management services to the Partnership. Currently, Carmel, Ltd. provides property management services for a fee of 5% of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the property-level management services to the Partnership at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (1) First Equity, which is 50% owned by a subsidiary of BCM,

(2) Mr. Phillips and (3) a trust for the benefit of Mr. Phillips' children. BCM is a company which is owned by a trust for the benefit of the children of Mr. Phillips. BCM performs certain administrative and other functions for the Partnership. See ITEM 1. "BUSINESS--Management and Operations" and ITEM 11. "EXECUTIVE COMPENSATION."

  Messrs. Paulson, Blaha, Endendyk, Holland and Johnson serve as executive officers of BCM. Mr. Phillips served as a director until December 1989 and Chief Executive Officer until September 1, 1992, of BCM. Messrs. Paulson, Blaha, Endendyk, Holland and Johnson serve as executive officers of CMET, IORI, TCI and ART. BCM serves as advisor to CMET, IORI, TCI and ART.

Related Party Transactions

  The Partnership has engaged in business transactions with certain related parties and may continue to do so. The Partnership believes that all of the related party transactions were at least as advantageous to the Partnership as could have been obtained from unrelated third parties.

  The Partnership has paid and pays cost reimbursements, property management fees or other cash compensation to the General Partner and its affiliates and other related parties as described in ITEM 11. "EXECUTIVE COMPENSATION" and
ITEM 1. "BUSINESS--Management and Operations." BCM, an affiliate of the General Partner, performs certain administrative functions for the Partnership on a cost reimbursement basis. The Fairness Committee has approved the formula for computing the Partnership's proportionate share of certain of BCM's reimbursable costs. Since February 1, 1990, affiliates of the General Partner have provided property management services to the Partnership. Currently, Carmel, Ltd., provides such property management services. Carmel, Ltd. subcontracts with other entities for the property-level management services to the Partnership. Carmel, Ltd. subcontracts the property-level management and leasing of nine of the Partnership's commercial properties to Carmel Realty, which is a company owned by First Equity. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd. Carmel, Ltd. and Carmel Realty also perform similar services for ART, CMET, IORI and TCI. See NOTE 10. "GENERAL PARTNER FEES AND COMPENSATION" included in Notes to Consolidated Financial Statements at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA," for a summary of fees paid and costs reimbursed by the Partnership.

  The Partnership's Fairness Committee periodically reviewed certain transactions between the Partnership and its affiliates. See ITEM 1. "BUSINESS--Management and Operations." The Fairness Committee approved the terms of the Partnership's contracts and terms for services and reimbursements with affiliates. The Fairness Committee has had no members since August 1995.

  Related Party. In November and December 1998, GCLP funded $50.0 million of $95.0 million loan commitment to ART. The loan is secured by second liens on six ART properties in Minnesota, Mississippi and Texas the stock of ART Holdings, Inc., a wholly-owned subsidiary of ART that owns 3,349,535 National Realty units of limited partner interest and by the stock of NMC. The loan bears interest at 12.0% per annum, requires monthly payments of interest only and matures in November 2003. In January 1999, the Partnership funded an additional $6.0 million.

  In December 1998, in connection with the Moorman lawsuit settlement, NMC, a wholly-owned subsidiary of ART, and the new general partner of the Partnership, assumed responsibility for repayment to the Partnership of the $12.2 million paid by the Partnership to the Moorman Class Members and legal counsel. The loan bears interest at the 90 day LIBOR (London InterBank Offered
Rate) plus 2.0% per annum, currently 7.0% per annum, adjusted every 90 days and requires annual payments of accrued interest plus principal payments of $500,000 in each of the first three years, $750,000 in each of the next three years, $1.0 million in each of the next three years, with payment in full of the remaining balance in the tenth year. The note is guaranteed by ART. The note matures upon the earlier of the liquidation or dissolution of the Partnership, NMC ceasing to be the General Partner or ten years from March 31, 1999, the date of the first cash distribution to the Moorman Class Members. See ITEM 3. "LEGAL PROCEEDINGS."

  In February 1999, GCLP funded a $5.0 million unsecured loan to Davister Corp., which at December 31, 1998 owned approximately 15.8% of the outstanding shares of ART's common stock. The loan bears interest at 12.0% per annum and matures in February 2000. All principal and interest are due at maturity. The loan is guaranteed by BCM.

INDEBTEDNESS OF MANAGEMENT

  In return for its 1% interest in National Realty, the General Partner was required to make aggregate capital contributions to National Realty in an amount equal to 1.01% of the total initial capital contributions to the Partnership. The General Partner contributed $500,000 cash with the remaining portion evidenced by a promissory note in the principal amount of $4.2 million, bearing interest at the rate of 10% per annum compounded semi-annually and payable on the earlier of September 18, 2007, liquidation of the Partnership or a termination of the General Partner's interest in the Partnership. As of December 31, 1998, no payments had been received on such note. At December 31, 1998, accrued and unpaid interest on the note totaled $7.2 million. In connection with the election and taking office of NMC as the new general partner on December 18, 1998, NMC assumed liability under the note.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Report:

  1. Consolidated Financial Statements

    Report of Independent Certified Public Accountants


      Consolidated Balance Sheets--December 31, 1998 and 1997

      Consolidated Statements of Operations--Years Ended December 31, 1998, 1997 and 1996

      Consolidated Statements of Changes in Partners' Equity (Defici)>-- Years Ended December 31, 1998, 1997 and 1996

      Consolidated Statements of Cash Flows--Years Ended December 31, 1998, 1997 and 1996

      Notes to Consolidated Financial Statements

  2. Financial Statement Schedules

    Schedule III--Real Estate and Accumulated Depreciation

    Schedule IV --Mortgage Loans on Real Estate

  All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the Notes thereto.

  3. Exhibits

  The following documents are filed as Exhibits to this Report:

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  3.0    National Realty, L.P. Amended and Restated Certificate of Limited
         Partnership, dated March 4, 1987 (incorporated by reference to Exhibit
         3.1 to the Registrant's Registration Statement No. 33-16215 on Form S-
         4).
  3.1    Restated Certificate of Limited Partnership of Natrional Realty, L.P.
         dated as of January 22, 1996, filed herewith.
  3.2    Certificate of Amendment to Amended and Restated Certificate of
         Limited Partnership of National Realty, L.P., filed herewith.
  3.3    National Realty, L.P. First Amended and Restated Agreement of Limited
         Partnership, dated as of January 29, 1987 (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement No. 33-16215
         on Form S-4).
  3.4    Certificate of Amendment of Limited Partnership Agreement of National
         Realty, L.P. dated as of May 14, 1990 (incorporated by reference to
         Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the
         quarter ended June 30, 1990).
  3.5    Second Amendment to First Amended and Restated Agreement of Limited
         Partnership of National Realty, L.P. dated as of December 18, 1998, filed herewith.
  3.6    Third Amendment to First Amended and Restated Agreement of Limited
         Partnership of National Realty, L.P. dated as of December 18, 1998, filed herewith

 Exhibit
 Number                                Description
 -------                               -----------
  4.0    Indenture, dated as of September 18, 1987, by and between National
         Realty, L.P. and Mellon Bank, N.A. (incorporated by reference to
         Exhibit 4.2 to the Registrant's Registration Statement No. 33-16215 on
         Form S-4).
  4.1    Amendment No. 1, dated as of December 28, 1987, to Trust Indenture between National Realty, L.P. and Mellon Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-
         K for the year ended December 31, 1988).

 10.0    Loan Agreement dated as of November 24, 1992 by and among First
         Commonwealth Realty Credit Corporation as Lender, and Garden Kimberly
         Woods L.P. et. al., as Borrower. (incorporated by reference to Exhibit
         10.1 to the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1992).
 11.0    Computation of Earnings Per Unit, filed herewith.
 21.0    Subsidiaries of the Registrant, filed herewith.
 27.0    Financial Data Schedule, filed herewith.
 99.0    Second Restated Amended Agreement of Limited Partnership of National
         Operating, L.P. dated as of July 29, 1987 (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement No. 33-16215 on Form S-4).
 99.1    Certificate of Amendment of Limited Partnership Agreement of National
         Operating, L.P. dated as of May 14, 1990, filed herewith.
 99.2    Second Amendment to Second Restated and Amended Agreement of Limited
         Partnership of National Operating, L.P. dated as of December 18, 1998, filed herewith.
 99.3    Third Amendment to Second Restated and Amended Agreement of Limited
         Partnership of National Operating, L.P. dated as of December 18, 1998, filed herewith.
 99.4    Amended and Restated Certificate of Limited Partnership of National
         Operating, L.P. dated as of December 18, 1998, filed herewith.
 99.5    Limited Partnership Agreement of Garden Capital, L.P. between Garden
         Capital Management Incorporated and National Operating, L.P.
         (incorporated by reference to Exhibit 28.2 to the Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1992).
 99.6 Settlement Agreement, dated as of May 9, 1990, relating to the action entitled Moorman et. al v. Southmark Corporation et al. (incorporated by reference to Exhibit 5.1 to Registrant's Quarterly Report on Form
         10-Q for the quarter ended March 31, 1990).
 99.7    Agreement for Establishment of Class Distribution Fund and Election of
         Successor General Partner dated December 15, 1997, among National
         Realty, L.P., Syntek Asset Management, L.P., National Realty, L.P.
         Oversight Committee, Joseph B. Moorman, Invenex and Moorman Class
         Counsel (incorporated by reference to Exhibit 2 to the Registrant's
         Current Report on Form 8-K, dated December 15, 1997).
 99.8    Agreement for Cash Distribution and Election of Successor General
         Partner dated as of July 15, 1998, filed herewith.

  (b) Reports on Form 8-K

   None.

                             NATIONAL REALTY, L.P.

                                SIGNATURE PAGE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NATIONAL REALTY, L.P.

                                          By its General Partner:

                                          NRLP MANAGEMENT CORP.


                         By: /s/ Randall M. Paulson _
                            -------------------------------
                                 Randall M. Paulson
                                     President

                         By: /s/ Thomas A. Holland
                            -------------------------------
                                  Thomas A. Holland
                               Executive Vice President
                             and Chief Financial Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of NRLP Management Corp., as General Partner of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                          TITLE                   DATE
                      ---------                          -----                   ----

NRLP MANAGEMENT CORP.


                /s/ Karl L. Blaha                       Director            March 24, 1999
     ------------------------------------------
                    Karl L. Blaha

                /s/ Collene Currie                      Director            March 24, 1999
     ------------------------------------------
                   Collene Currie

             /s/ Randall K. Gonzalez                    Director            March 24, 1999
     ------------------------------------------
                 Randall K. Gonzalez

                             NATIONAL REALTY, L.P.

                                  EXHIBITS TO
                          ANNUAL REPORT ON FORM 10-K
                     For the Year Ended December 31, 1998


Exhibit
Number                    Description
-------                -----------------

 3.1 Restated Certificate of Limited Partnership of National Realty, L.P. dated as of January
             22, 1996.

 3.2         Certificate of Amendment to Amended and
             Restated Certificate of Limited Partnership of National Realty, L.P.

 3.5         Second Amendment to First Amended and
             Restated Agreement of Limited Partnership of National Realty, L.P. dated as of December 18, 1998.

 3.6         Third Amendment to First Amended and Restated
             Agreement of Limited Partnership of National
             Realty, L.P. dated as of December 18, 1998.

11.0         Computation of Earnings Per Unit.

21.0         Subsidiaries of the Registrant.

27.0         Financial Data Schedule

99.1         Certificate of Amendment of Limited
             Partnership Agreement of National Operating,
             L.P. dated as of May 14, 1990.

99.2         Second Amendment to Second Restated and
             Amended Agreement of Limited Partnership of
             National Operating, L.P. dated as of
             December 18, 1998.

99.3         Third Amendment to Second Restated and
             Amended Agreement of Limited Partnership of
             National Operating, L.P. dated as of
             December 18, 1998.

99.4         Amended and Restated Certificate of Limited
             Partnership of National Operating, L.P.
             dated as of December 18, 1998.

99.8 Agreement for Cash Distribution and Election of Successor General Partner dated as of July 15, 1998.