Form 10-Q
period 1999-03-31
NATIONAL REALTY L P
filed 1999-05-14
CIK 819671

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED MARCH 31, 1999
                                                         --------------



                         Commission File Number 1-9648
                                                ------



                             NATIONAL REALTY, L.P.
            -------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)



           Delaware                                           75-2163175
-------------------------------                         -------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)



     10670 North Central Expressway, Suite 300, Dallas, Texas       75231
   -------------------------------------------------------------------------
             (Address of Principal Executive Office)              (Zip Code)



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

Yes  X .  No    .
    ---      ---



Units of Limited Partner Interest                        6,321,529
---------------------------------             ---------------------------------
         (Class)                               (Outstanding at April 30, 1999)

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

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


                             NATIONAL REALTY, L.P.
                          CONSOLIDATED BALANCE SHEETS

                                                     March 31,  December 31,
                                                       1999         1998
                                                     ---------  ------------
                                                      (dollars in thousands)
                    Assets
                    ------

Real estate held for investment
  Land............................................. $  37,215     $  39,400
  Buildings and improvements.......................   310,544       325,779
                                                    ---------     ---------
                                                      347,759       365,179

  Less - accumulated depreciation..................  <193,071>     <197,770>
                                                    ---------     ---------
                                                      154,688       167,409

Notes and interest receivable
  Performing (including $93,897 in 1999 and
   $62,357 in 1998 from affiliates)................   141,062       109,628
  Nonperforming....................................     3,731         6,807
                                                    ---------     ---------
                                                      144,793       116,435

  Less - allowance for estimated losses............    <1,910>       <1,910>
                                                    ---------     ---------
                                                      142,883       114,525

Cash and cash equivalents..........................     1,105         9,025
Accounts receivable (including $6,354 in 1999 and
  $11,046 in 1998 from affiliates).................     7,328        12,316
Prepaid expenses...................................     1,200         1,230
Escrow deposits and other assets (including $557
  in 1999 and $730 in 1998 from affiliates)........    33,428        20,506
Marketable equity securities of affiliate, (at
  market)..........................................     3,058         3,205
Deferred financing costs...........................     9,156         9,566
                                                    ---------     ---------

                                                     $352,846     $ 337,782
                                                    =========     =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                    CONSOLIDATED BALANCE SHEETS - Continued



                                                     March 31,   December 31,
                                                       1999           1998
                                                   ------------- ------------
                                                     (dollars in thousands)
    Liabilities and Partners' Equity <Deficit>
    ------------------------------------------

Liabilities

 Notes and interest payable........................  $359,355        $358,100
 Accrued property taxes............................     3,869           7,121
 Accounts payable and other liabilities............     1,942           2,919
 Tenant security deposits..........................     2,792           1,757
                                                     --------        --------
                                                      367,958         369,897

Commitments and contingencies



Partners' equity <deficit>
 General Partner...................................       <51>           <408>
 Limited Partners (6,321,529 units in 1999 and
   6,321,609 in 1998)..............................   <17,849>        <34,642>
  Unrealized gain on marketable equity securities
   of affiliate....................................     2,788           2,935
                                                     --------        --------

                                                      <15,112>        <32,115>

                                                     --------        --------
                                                     $352,846        $337,782
                                                     ========        ========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                              For the Three Months
                                                  Ended March 31,
                                             ------------------------
                                                1999           1998
                                             ----------    ----------
                                              (dollars in thousands
                                                 except per unit)
Revenues
 Rents...................................... $   24,025    $   28,258
 Interest (including $1,996 in 1999 from
  affiliates)...............................      3,791         1,320
                                             ----------    ----------

                                                 27,816        29,578

Expenses
 Interest...................................      7,086         8,711
 Depreciation...............................      2,067         2,523
 Property taxes and insurance...............      2,406         2,846
 Utilities..................................      2,353         3,015
 Property-level payroll costs...............      1,420         1,656
 Repairs and maintenance....................      5,041         5,914
 Other operating expenses...................      1,187         1,191
 Property management fees...................      1,192         1,209
 General and administrative.................      1,843         2,005
 General partner incentive disposition fee..        948             -
                                             ----------    ----------

                                                 25,543        29,070
                                             ----------    ----------

Income from operations......................      2,273           508
Gain on sale of real estate.................     15,667             -
                                             ----------    ----------

Net income.................................. $   17,940    $      508
                                             ==========    ==========


Earnings per unit
  Net income................................ $     2.78    $      .08
                                             ==========    ==========


Weighted average units of limited partner
  interest used in computing earnings per
  unit......................................  6,321,527     6,323,438
                                             ==========     =========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY <DEFICIT>
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                                                                                  Accumulated
                                                                                        Other       Partners'
                                                              General    Limited    Comprehensive    Equity
                                                              Partner    Partners      Income       <Deficit>
                                                              -------    --------   -------------   ----------
                                                                 (dollars in thousands, except per unit)
Balance, January 1, 1999.........................           $ <408>      $<34,642>      $2,935      $<32,115>


Comprehensive income

  Unrealized <loss> on marketable equity
     securities of affiliate.....................                -              -         <147>         <147>

  Net income.....................................              357         17,583            -        17,940
                                                                                                       ------
                                                                                                      17,794

Distributions ($.125 per unit)....................               -           <790>           -          <790>
                                                            ------       --------       ------      --------

Balance, March 31, 1999...........................          $  <51>      $<17,849>      $2,788      $<15,112>
                                                            =======      ========       ======      ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   For the Three Months
                                                     Ended March 31,
                                                    ------------------
                                                      1999      1998
                                                    --------  --------
                                                  (dollars in thousands)
Cash Flows From Operating Activities
 Rents collected..................................  $ 24,322  $ 27,480
 Interest collected...............................     2,555     1,004
 Interest paid....................................   <6,557>   <7,724>
 Payments for property operations.................  <13,936>  <16,687>
 General and administrative expenses paid.........   <2,614>   <3,687>
 Other............................................       206        26
                                                    --------  --------

   Net cash provided by operating activities......     3,976       412


Cash Flows From Investing Activities
 Proceeds from sales of real estate...............    27,578         -
 Real estate improvements.........................     <457>     <266>
 Funding of notes receivable......................  <39,067>   <3,804>
 Collections on notes receivable..................    11,912         -
                                                    --------  --------

   Net cash (used in) investing activities........      <34>   <4,070>


Cash Flows From Financing Activities
 Proceeds from notes payable......................     2,600         -
 Payments on notes payable........................   <1,368>   <1,407>
 Refund deposits on pending financings and
   acquisitions...................................     2,233     <500>
 Escrow deposit...................................  <18,806>         -
 Payments from affiliate..........................     4,692         -
 Deferred financing costs.........................      <96>      <27>
 Distributions to unitholders.....................     <790>     <791>
 Distributions to Garden Capital, L.P. general
   partner........................................     <327>      <26>
                                                    --------  --------

   Net cash (used in) financing activities........  <11,862>   <2,751>
                                                    --------  --------

   Net (decrease) in cash and cash equivalents....   <7,920>   <6,409>

Cash and cash equivalents at beginning of period..     9,025    17,180
                                                    --------  --------

Cash and cash equivalents at end of period........  $  1,105  $ 10,771
                                                    ========  ========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued


                                                           For the Three Months
                                                              Ended March 31,
                                                           --------------------
                                                              1999      1998
                                                           ---------  ---------
                                                          (dollars in thousands)

Reconciliation of net income to net cash
  provided by operating activities
Net income.......................................          $ 17,940   $   508
  Adjustments to reconcile net income to net
    cash provided by operating activities
  Gain on sale of real estate....................           <15,667>        -
  Depreciation...................................             2,067     2,523
  Amortization of deferred financing costs.......               506         -
  Decrease in other assets.......................               568       114
  <Increase> in interest receivable..............            <1,236>     <184>
  <Decrease> increase in interest payable........                23      <37>
  <Decrease> in other liabilities................              <225>   <2,512>
                                                           --------   -------

    Net cash provided by operating activities....          $  3,976   $   412
                                                           ========   =======

Schedule of noncash financing activities

  Unrealized <loss> gain on marketable equity
    securities of affiliate......................          $   <147>  $    73


The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION
------------------------------

The accompanying Consolidated Financial Statements of National Realty, L.P. and consolidated entities (the "Partnership") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").

Certain balances for 1998 have been reclassified to conform to the 1999 presentation.

NOTE 2.  ORGANIZATION
---------------------

National Realty, L.P. ("National Realty") is a Delaware limited partnership which commenced operations on September 18, 1987, when it acquired through National Operating, L.P. (the "Operating Partnership" or "NOLP") all of the assets, and assumed all of the liabilities, of 35 public and private limited partnerships.

National Realty is the sole limited partner of the Operating Partnership and owns 99% of the beneficial interest in the Operating Partnership. The general partner and owner of 1% of the beneficial interest in each of, National Realty and the Operating Partnership, is NRLP Management Corp. (the "General Partner" or "NMC"). NMC is a wholly-owned subsidiary of American Realty Trust, Inc. ("ART"), a publicly held real estate investment company. As of April 30, 1999, ART owned approximately 55.3% of National Realty's outstanding units of limited partner interest.

In November 1992, the Partnership refinanced 52 of its apartments and a wraparound mortgage note receivable with a financial institution. To facilitate the refinancing, the Operating Partnership transferred those assets to Garden Capital, L.P. ("GCLP"), a Delaware limited partnership. The Operating Partnership is the sole limited partner with a 99.3% limited partner interest in GCLP. GCLP transferred the acquired apartment net assets, in exchange for a 99% limited partner interest in each of 52 single asset limited partnerships which were formed for the purpose of operating, refinancing and holding title to the apartments. Each of the single asset limited partnerships has no significant assets other than an apartment encumbered by mortgage debt. Garden National Realty, Inc. ("GNRI"), a wholly-owned subsidiary of ART, is the .7% general partner of GCLP and 1% general partner of the single asset partnerships.

                             NATIONAL REALTY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.  EARNINGS PER UNIT
--------------------------

Income (loss) per unit of limited partner interest (per "unit") is presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Income (loss) per unit is computed based upon the weighted average number of units outstanding during each period. The limited partners of National Realty, have a 99% interest and the general partner, has an aggregate 1% interest in the net income, net loss and distributions of National Realty. National Realty is allocated 99% of the net income or net loss of NOLP, and the General Partner is allocated an aggregate 1% of the net income or net loss of the Operating Partnership. The 1% General Partner interest in each of National Realty and the Operating Partnership is equal to a 1.99% interest on a combined basis. Accordingly, income (loss) per unit of limited partner interest is derived by multiplying the Partnership's net income (loss) by 98.01% and dividing the result by the weighted average number of units outstanding in each period.

NOTE 4.  NOTES RECEIVABLE
-------------------------

In January 1999, the Partnership received $350,000 on the collection of a mortgage note receivable.

During 1998 and the first quarter of 1999, the Partnership funded a total of $11.9 million of a $52.5 million loan commitment to Centura Tower, Ltd. The loan is secured by 2.244 acres of land and an office building under construction in Dallas, Texas. The loan bears interest at 12.0% per annum, requires monthly payments based on net revenues after development of the land and building and matures in January 2003. The borrower has not obtained a construction loan, therefore, the Partnership may be required to fund construction costs in excess of its loan commitment, in order to preserve its collateral interest. Estimated cost to construct the office building is in excess of $60.0 million. Through April 1999, the Partnership funded an additional $2.3 million.

Beginning in 1997 and through January 1999, the Partnership funded a $1.6 million loan commitment to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by (1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and
(3) the personal guarantees of the Bordeaux partners. The loan bears interest at 14.0% per annum. Until November 1998, the loan required monthly payments of interest only at the rate of 12.0% per annum, with the deferred interest payable at maturity in January 1999. In November 1998, the loan was modified to allow payments based on monthly cash flow of the collateral property and the maturity date was extended to

                             NATIONAL REALTY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  NOTES RECEIVABLE (Continued)
-------------------------

December 1999. In April 1999, the Partnership funded an additional $10,000. The property has had no cash flow, therefore, the Partnership ceased accruing interest in the second quarter of 1999.

In June 1998, the Partnership funded a $365,000 loan to RB Land & Cattle, L.L.C. The loan is secured by a pledge of a note secured by 7,200 acres of undeveloped land near Crowell, Texas, and the personal guarantee of the borrower. The loan bore interest at 10.0% per annum and matured in December 1998. All principal and interest were due at maturity. The borrower did not make the required payments and the loan was classified as nonperforming. The Partnership has begun foreclosure proceedings. The Partnership expects to incur no loss on foreclosure as the fair value of the collateral property, less estimated costs of sale, exceeds the carrying value of the note.

In August 1998, the Partnership funded a $6.0 million loan to Centura Holdings, LLC, a subsidiary of Centura Tower, Ltd. The loan is secured by 6.4109 acres of land in Dallas, Texas. The loan bears interest at 15.0% per annum and matures in August 2000. All principal and interest are due at maturity. In February 1999, the Partnership funded an additional $37,500.

Also in August 1998, the Partnership funded a $3.7 million loan to JNC Enterprises, Inc. ("JNC"). The loan was secured by a contract to purchase 387 acres of land in Collin County, Texas, the guaranty of the borrower and the personal guarantees of its partners. The loan bore interest at 12.0% per annum and matured the earlier of termination of the purchase contract or February 1999. All principal and interest were due at maturity. This loan was cross-collateralized with the other JNC loans. In January 1999, ART purchased the contract from JNC and acquired the land. In connection with the purchase, GCLP funded $6.0 million of a $95.0 million loan commitment to ART. A portion of the funds were used to payoff the $3.7 million JNC loan, including accrued but unpaid interest, paydown $1.3 million of the JNC line of credit and paydown $820,000 of the JNC Frisco Panther Partners, Ltd. loan, discussed below. See "Related Party," below.

Further in August 1998, the Partnership funded a $635,000 loan to La Quinta Partners, LLC. The loan is secured by interest bearing accounts prior to being used as escrow deposits toward the purchase of a total of 956 acres of land in La Quinta, California. The loan bore interest at 10.0% per annum and matured in November 1998. All principal and interest were due at maturity. In November and December 1998, the Partnership received $250,000 in principal paydowns and, in the second quarter of 1999, the remaining $385,000 is expected to be collected.

In 1997 and 1998, the Partnership funded a $3.8 million loan to Stratford & Graham Developers, L.L.C. The loan is secured by 1,485 acres of unimproved land in Riverside County, California. The loan bears interest at 15.0% per annum and matures in June 1999. All

                             NATIONAL REALTY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 4.  NOTES RECEIVABLE (Continued)
-------------------------

principal and interest are due at maturity. In the first quarter of 1999, the Partnership funded an additional $119,000, increasing the loan balance to $3.9 million. In April 1999, the Partnership funded an additional $66,000, increasing the loan balance to $4.0 million.

In October 1998, the Partnership funded three loans to JNC or affiliated entities. The first JNC loan of $1.0 million is secured by a second lien on 3.5 acres of land in Dallas, Texas, the guaranty of the borrower and the personal guarantees of its partners. The loan bears interest at 14.0% per annum and matures in October 1999. All principal and interest are due at maturity. The second loan, also $1.0 million, was secured by a second lien on 2.92 acres of land in Dallas, Texas, the guaranty of the borrower and the personal guarantees of its partners. The loan bore interest at 14.0% per annum and matured in October 1999. All principal and interest were due at maturity. This loan was paid in full in March 1999. The third loan, in the amount of $2.1 million was to Frisco Panther Partners, Ltd. The loan is secured by a second lien on 408.23 acres of land in Frisco, Texas, the guaranty of the borrower and the personal guarantees of its partners. The loan bears interest at 14.0% per annum and matures in October 1999. All principal and interest are due at maturity. These loans are cross-collateralized with the other JNC loans funded by the Partnership. In January 1999, the Partnership received a paydown of $820,000 on the Frisco Panther Partners, Ltd. loan, as discussed above.

In March 1998, the Partnership ceased receiving the required payments on a $3.0 million note receivable secured by an office building in Dallas, Texas. In October 1998, the Partnership began foreclosure proceedings. In March 1999, the Partnership received payment in full, including accrued but unpaid interest.

In December 1998, the Partnership funded $3.3 million of a $5.0 million loan commitment to JNC. The loan is secured by a second lien on 1,791 acres of land in Denton County, Texas, and a second lien of 220 acres of land in Tarrant County, Texas. The loan bears interest at 12.0% per annum and matures in December 1999. All principal and interest are due at maturity. The loan is cross-collateralized with the other JNC loans funded by the Partnership. In January 1999, the Partnership received a $1.3 million paydown. In January and February 1999, the Partnership funded an additional $2.0 million.

At December 1998, the Partnership's one wraparound mortgage note receivable was in default. The Partnership has been vigorously pursuing its rights regarding the loan. If the Partnership should be unsuccessful, and the underlying lien holder forecloses the collateral property, the Partnership will incur no loss in excess of previously established reserves.

Related Party. In 1998 and the first quarter of 1999, GCLP funded $76.0 million of a $95.0 million loan commitment to ART. The loan is secured

                             NATIONAL REALTY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 4.  NOTES RECEIVABLE (Continued)
-------------------------

by second liens on (1) an office building in Minnesota, (2) four apartments in Mississippi, and (3) 130.54 acres of land in Texas, (4) by the stock of ART Holdings, Inc., a wholly-owned subsidiary of ART that owns 3,349,535 National Realty units of limited partnership, and (5) by the stock of NMC. The loan bears interest at 12.0% per annum, requires monthly payments of interest only and matures in November 2003. In February 1999, GCLP received a $999,000 paydown on the loan. In April 1999, GCLP funded an additional $5.7 million.

In February 1999, GCLP funded a $5.0 million unsecured loan to Davister Corp., which at March 31, 1999, owned approximately 15.8% of the outstanding shares of ART's common stock. The loan bears interest at 12.0% per annum and matures in February 2000. All principal and interest are due at maturity. The loan is guaranteed by Basic Capital Management, Inc. ("BCM"), an affiliate of the General Partner.

NOTE 5.  REAL ESTATE AND DEPRECIATION
-------------------------------------

In January 1999, GCLP sold the 199 unit Olde Town Apartments in Middleton, Ohio, for $4.6 million, receiving net cash of $4.4 million after the payment of various closing costs, including a real estate brokerage commission of $136,000 to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of the General Partner.
A gain of $2.7 million was recognized on the sale.

In February 1999, GCLP sold the 225 unit Santa Fe Apartments in Kansas City, Missouri, for $4.6 million, receiving net cash of $4.3 million after the payment of various closing costs, including a real estate brokerage commission of $137,000 to Carmel Realty. A gain of $1.3 million was recognized on the sale.

Also in February 1999, GCLP sold the 480 unit Mesa Ridge Apartments in Mesa, Arizona, for $19.5 million, receiving net cash of $793,000 after the payment of various closing costs, including a real estate brokerage commission of $585,000 to Carmel Realty and remitting $17.8 million to the lender to hold in escrow pending a substitution of collateral. Such funds will be released when substitute collateral is approved. If substitute collateral is not provided by August 1999, $13.0 million of the escrowed monies will be applied against the mortgage's principal balance, approximately $800,000 will be retained by the lender as a prepayment penalty and the remaining $4.0 million will be returned to GCLP. A gain of $11.7 million was recognized on the sale after consideration of payment of the prepayment penalty. NMC earned an incentive sales fee of $948,000 in accordance with the partnership agreement.

NOTE 6.  NOTES AND INTEREST PAYABLE
-----------------------------------

In February 1999, the Partnership obtained mortgage financing secured by the unencumbered 56 Expressway Office Building in Oklahoma City, Oklahoma, in the amount of $1.7 million, receiving net cash of $1.7

                             NATIONAL REALTY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 6.  NOTES AND INTEREST PAYABLE (Continued)
-----------------------------------

million after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $17,000 to BCM. The mortgage bears interest at a variable rate, currently 8.5% per annum, requires monthly payments of principal and interest of $15,000 and matures in February 2019.

Also in February 1999, the Partnership obtained mortgage financing secured by the unencumbered Melrose Business Park in Oklahoma City, Oklahoma, in the amount of $900,000, receiving net cash of $870,000 after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $9,000 to BCM. The mortgage bears interest at a variable rate, currently 8.5% per annum, requires monthly payments of principal and interest of $8,000 and matures in February 2019.

NOTE 7.  OPERATING SEGMENTS
---------------------------

Significant differences among the accounting policies of the Partnership's operating segments as compared to the Partnership's consolidated financial statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the Partnership's operating segments and allocates resources to them based on their net operating income and cash flow. The Partnership based reconciliation of expenses that are not reflected in the segments is $1.8 million and $2.0 million of administrative expenses for the three months ended March 31, 1999 and 1998, respectively.
There are no intersegment revenues and expenses and the Partnership conducts all of its business within the United States.

Presented below are the Partnership's reportable segments operating income for the three months ended March 31, and segment assets at March 31.

                      Commercial
  1999                  Properties  Apartments  Receivables   Total
--------              ------------  ----------  -----------  --------
Rents...............     $ 2,410    $ 21,615     $      -  $ 24,025
--------------------     -------    --------     --------  --------
Property operating
  expenses..........         970      12,629            -    13,599
Interest income.....           -           -        3,757     3,757
Interest expense
  - notes
  receivable........           -           -          287       287
                         -------    --------     --------  --------
Net operating
  income............     $ 1,440    $  8,986     $  3,470  $ 13,896
                         =======    ========     ========  ========

Depreciation........     $   863    $  1,204     $      -  $  2,067
Interest on debt....         445       6,175            -     6,620
Real estate
  improvements......          86         371            -       457
Segment assets......      26,843     127,845      142,883   297,571


                             NATIONAL REALTY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7.  OPERATING SEGMENTS (Continued)
---------------------------

Property sales:

                                        Apartments                Total
                                        ----------               --------
Sales price...............                $ 28,605               $ 28,605
Cost of sales.............                  12,938                 12,938
                                          --------               --------
Gain on sales.............                $ 15,667               $ 15,667
                                          ========               ========

                            Commercial
  1998                      Properties  Apartments  Receivables   Total
--------                    ----------  ----------  -----------  --------

Rents.....................     $ 3,070    $ 25,188      $     -  $ 28,258
Property operating
  expenses................       1,207      14,601            -    15,808
Interest income...........           -           -          624       624
Interest expense
  - notes
  receivable..............           -           -          881       881
                               -------    --------  -----------  --------
Net operating
  income <loss>...........     $ 1,863    $ 10,587      $ <257>  $ 12,193
                               =======    ========  ===========  ========

Depreciation..............     $   670    $  1,853      $     -  $  2,523
Interest on debt..........         913       6,653            -     7,830
Real estate
  improvements............          29         237            -       266
Segment assets............      44,268     164,899       28,932   238,099


NOTE 8.  INCOME TAXES
---------------------

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

NOTE 9.  LEGAL PROCEEDINGS
--------------------------

The Partnership is involved in various lawsuits arising in the ordinary course of business. In the opinion of management, the outcome of these lawsuits will not have a material effect on the Partnership's financial condition, results of operations or liquidity.

NOTE 10. SUBSEQUENT EVENTS
--------------------------

In April 1999, GCLP sold the 166 unit Horizon East Apartments in Dallas, Texas, for $4.0 million, receiving net cash of $1.2 million after paying off $2.6 million in mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $79,000 to Carmel Realty. A gain will be recognized on the sale.

                             NATIONAL REALTY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 10. SUBSEQUENT EVENTS (Continued)
--------------------------

Also in April 1999, GCLP sold the 120 unit Lantern Ridge Apartments in Richmond, Virginia, for $3.4 million, receiving net cash of $880,000 after the payment of various closing costs, including a real estate brokerage commission of $103,000 to Carmel Realty. The purchaser assumed the $2.4 million mortgage secured by the property. A gain will be recognized on the sale.

                             ---------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Introduction
------------

National Realty is a Delaware limited partnership formed on January 29, 1987, which owns and operates through the Operating Partnership, also a Delaware limited partnership, a portfolio of real estate and mortgage notes. Most of the Operating Partnership's properties were acquired in transactions consummated on September 18, 1987, pursuant to which National Realty acquired all of the assets, and assumed all of the liabilities, of 35 public and private limited partnerships.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents totaled $1.1 million at March 31, 1999 compared to $9.0 million at December 31, 1998. The principal reasons for this decrease in cash are discussed in the paragraphs below.

The General Partner has discretion in determining methods of obtaining funds for the Partnership's operations. The Partnership's governing documents place no limitation on the amount of leverage that the Partnership may incur either in the aggregate or with respect to any particular property or other investment.
At March 31, 1999, the aggregate loan-to-value ratio of the Partnership's real estate portfolio was 67.4%, computed on the basis of the ratio of total property-related debt to aggregate appraised values as of December 31, 1998, as compared with a loan-to-value ratio of 63.5% at December 31, 1998.

The Partnership's principal sources of cash have been and will continue to be from property operations, collection of principal and interest on its mortgage notes receivable and externally generated funds. Externally generated funds include borrowings, proceeds from the sale of the Partnership's properties and other assets and proceeds from borrowings secured by the Partnership's properties or mortgage notes receivable. The Partnership expects that its cash on hand, cash flow from property operations together with externally generated funds will be sufficient to meet the Partnership's various cash needs in 1999,

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS (Continued)
          ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

including, but not limited to, funding of lending commitments, the payment of distributions, debt service obligations coming due and property maintenance and improvements, as more fully discussed in the paragraphs below.

The Partnership's cash flow from property operations (rents collected less payments for property operating expenses) decreased to $10.4 million in the three months ended March 31, 1999, from $10.8 million in the three months ended March 31, 1998. The decrease was primarily due to the sale of three apartments in 1999 and 10 apartments and two commercial properties in 1998.

Interest collected on mortgage notes receivable increased to $2.6 million in the three months ended March 31, 1999, from $851,000 in 1998. Of this increase, $1.8 million was due to a loan funded in 1998, $244,000 was due to the payoff of a loan which had matured in 1998 and for which interest was not recognized until it was collected and $274,000 was due to the collection of interest on the payoffs of three mortgage loans in 1999 for which interest was not due until the loan's payoff or maturity. These increases were partially offset by a decrease of $177,000 due to loans which were paid off in 1998 and $59,000 due to a loan which was modified in 1998 to only require interest be paid from the collateral property's cash flow.

Interest paid decreased to $6.6 million in the three months ended March 31, 1999, from $7.7 million in 1998. Of this decrease, $1.0 million was due to the sale of 10 apartments and two commercial properties in 1998 and $911,000 was due to loans paid off in 1998. These decreases were partially offset by an increase of $744,000 due to properties refinanced, where the debt balance was increased or unencumbered properties financed in 1998 and 1999.

General and administrative expenses paid decreased to $1.8 million in the three months ended March 31, 1999, from $3.7 million in 1998. The decrease was due to a decrease in legal and other expenses due to the settlement of two lawsuits in 1998.

The Partnership paid a $948,000 incentive disposition fee to the General Partner in the three months ended March 31, 1999, related to the sale of Mesa Ridge Apartments. No such fee was paid in 1998.

In the first quarter of 1999, the Partnership received a total of $4.7 million on the collection of three mortgage notes receivable and partial paydown of a third mortgage note receivable.

In January 1999, GCLP sold the 199 unit Olde Towne Apartments in Middleton, Ohio, for $4.6 million, receiving net cash of $4.4 million after the payment of various closing costs.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS (Continued)
          ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

In February 1999, GCLP funded a $5.0 million unsecured loan to Davister Corp., which at March 31, 1999, owned approximately 15.8% of the outstanding shares of ART's common stock. The loan is guaranteed by an affiliate of the General Partner.

Also in February 1999, GCLP sold the 225 unit Santa Fe Apartments in Kansas City, Missouri, for $4.6 million, receiving net cash of $4.3 million after the payment of various closing costs.

Further in February 1999, GCLP sold the 480 unit Mesa Ridge Apartments in Mesa, Arizona, for $19.5 million, receiving net cash of $793,000 after the payment of various closing costs and remitting $17.8 million to the lender to hold in escrow pending a substitution of collateral. Such funds will be released when substitute collateral is approved. If substitute collateral is not provided by August 1999, $13.0 million of the escrowed monies will be applied against the mortgage's principal balance, approximately $800,000 will be retained by the lender as a prepayment penalty and the remaining $3.9 million will be returned to GCLP.

In February 1999, the Partnership obtained mortgage financing secured by the unencumbered 56 Expressway Office Building in Oklahoma City, Oklahoma, in the amount of $1.7 million. The Partnership received net cash of $1.7 million after the payment of various closing costs.

Also in February 1999, the Partnership obtained mortgage financing secured by the unencumbered Melrose Business Park in Oklahoma City, Oklahoma, in the amount of $900,000. The Partnership received net cash of $870,000 after the payment of various closing costs.

In 1998, the Partnership funded a $6.0 million loan to Centura Holdings, LLC, a subsidiary of Centura Tower, Ltd. The loan is secured by 6.4109 acres of land in Dallas, Texas. In February 1999, the Partnership funded an additional $37,500.

Also in 1998, the Partnership funded a $3.7 million loan to JNC. The loan was secured by a contract to purchase 387 acres of land in Collin County, Texas, the guaranty of the borrower and the personal guarantees of its partners. In January 1999, ART purchased the contract from JNC and acquired the land. In connection with the purchase, GCLP funded an additional $6.0 million of a $95.0 million loan commitment to ART. A portion of the funds were used to payoff the $3.7 million JNC loan, including accrued but unpaid interest, paydown by $1.3 million of the JNC line of credit and paydown a portion of the JNC Frisco Panther Partners, Ltd. loan.

In 1997 and 1998, the Partnership funded a $3.8 million loan to Stratford & Graham Developers, LLC. The loan is secured by 1,485 acres of unimproved land in Riverside County, California. In the first

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS (Continued)
          ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

quarter of 1999, the Partnership funded an additional $119,000, increasing the loan balance to $3.9 million. In April 1999, the Partnership funded an additional $66,000, increasing the loan balance to $4.0 million.

Also in 1998 and the first quarter of 1999, the Partnership funded $3.3 million of a $5.0 million loan commitment to JNC. The loan is secured by a second lien on 1,791 acres of land in Denton County, Texas, and a second lien on 220 acres of land in Tarrant County, Texas. In January 1999, the Partnership received a $1.3 million paydown on the loan, as discussed above.

Further in 1998 and the first quarter of 1999, GCLP funded $76.0 million of a $95.0 million loan commitment to ART. The loan is secured by second liens on
(1) an office building in Minnesota, (2) three apartments in Mississippi, and
(3) one apartment and 130.54 acres of land in Texas, (4) by the stock of ART Holdings, Inc., a wholly-owned subsidiary of ART that owns 3,349,525 National Realty units of limited partnership, and (5) by the stock of NMC. In February 1999, GCLP received a $999,000 paydown on the loan. In April 1999, GCLP funded an additional $5.7 million.

During 1998 and the first quarter of 1999, the Partnership funded a total of $11.9 million of a $52.5 million loan commitment to Centura Tower, Ltd. The loan is secured by a mortgage on 2.244 acres of land and a building under construction in Dallas, Texas. In April 1999, the Partnership funded an additional $2.3 million.

In 1997, 1998 and 1999, the Partnership funded a $1.6 million loan commitment to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by (1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma;
(2) 100% of the stock of Bordeaux Investments One, Inc., which owns approximately 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux partners.

In the first quarter of 1999, the Partnership paid distributions of $.125 per unit, or a total of $790,000.

Management reviews the carrying values of the Partnership's properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. The Partnership's mortgage note receivable review includes an

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS (Continued)
          ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

evaluation of the collateral property securing such note. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, a review of the property's cash flow, discussions with the manager of the property and a review of properties in the surrounding area.

Results of Operations
---------------------

The Partnership reported net income of $18.7 million for the three months ended March 31, 1999, as compared to net income of $508,000 for the three months ended March 31, 1998. Included in the Partnership's first quarter 1999 net income were gains on the sale of real estate of $15.7 million. The Partnership had no such gains in the first quarter of 1998. The primary factors affecting the Partnership's operating results are discussed in the following paragraphs.

Rents decreased to $24.0 million in the three months ended March 31, 1999, from $28.3 million in 1998. $4.9 million of the decrease was due to the sale of three apartments in 1999 and ten apartments and two commercial properties in 1998. This decrease was partially offset by an increase of $493,000 due to increased rental rates at the Partnership's apartment and commercial properties. Rents are expected to continue to decrease during the remainder of 1999 as the Partnership continues to selectively sell properties.

Interest income increased to $3.8 million in the three months ended March 31, 1999, from $1.3 million in 1998. An increase of $3.0 million was attributable to loans funded in 1998. This increase was partially offset by a decrease of $533,000 due to loans paid off during 1998 and 1999. Interest income during the remainder of 1999 is expected to increase due to the funding of additional mortgage loans.

Interest expense decreased to $7.1 million in the three months ended March 31, 1999, from $8.7 million in 1998. A decrease of $912,000 was due to loans paid off in 1998, and a decrease of $1.0 million was due to the sale of a total of 13 properties subject to debt, in 1998 and 1999. These decreases were partially offset by an increase of $1.3 million due to interest expense recorded on borrowings in 1998, secured by mortgages on four unencumbered apartments and seven notes receivable in 1998, the refinancing of 47 of the GCLP apartments and the refinancing of mortgages in 1998 where the loan balance was increased. Interest expense is expected to decline during the remainder of 1999 as a result of the refinancing of the GCLP properties at a lower interest rate and the expected continued sale of selected properties by the Partnership.

Property taxes and insurance, utilities, property level payroll and repairs and maintenance in the three months ended March 31, 1999, all declined from 1998 due to the sale of 10 apartments and two commercial

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS (Continued)
          ---------------------

Results of Operations (Continued)
---------------------

properties in 1998 and three apartments in 1999. Other operating expenses and property management fees approximated that of 1998. These costs are expected to continue to decrease during the remainder of 1999 as the Partnership continues to selectively sell properties.

General and administrative expenses decreased to $1.8 million in the three months ended March 31, 1999, from $2.0 million in 1998. The decrease is due to a decrease in legal fees as a result of the settlement of two lawsuits in 1998.

The Partnership paid a $948,000 incentive disposition fee to its General Partner in the three months ended March 31, 1999, related to the sale of Mesa Ridge Apartments. No such fee was paid in 1998.

In the three months ended March 31, 1999, gains on sale of real estate totaled $15.7 million, including $2.7 million on the sale of Olde Towne Apartments in January 1999, $1.3 million on the sale of Santa Fe Apartments in February 1999, and $11.7 million on the sale of Mesa Ridge Apartments in February 1999. The Partnership had no such gains in the first quarter of 1998.

Tax Matters
-----------

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

Inflation
---------

The effects of inflation on the Partnership's operations are not quantifiable. Revenues from apartment operations tend to fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of the Partnership's properties and the ultimate gains to be realized by the Partnership from property sales. Inflation also has an effect on the Partnership's earnings from short-term investments and on its interest income and interest expense to the extent that such income and expense is affected by floating interest rates.

Environmental Matters
---------------------

Under various federal, state and local environmental laws, ordinances and regulations, the Partnership may be potentially liable for removal or remediation costs, as well as certain other potential costs relating to hazardous or toxic substances (including governmental fines and

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS (Continued)
          ---------------------

Environmental Matters (Continued)
---------------------

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

Year 2000
---------

BCM has informed management that its computer hardware operating system and computer software have been certified as year 2000 compliant.

Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM that performs property management services for the Partnership's properties, has informed management that effective January 1, 1999, it began using year 2000 compliant computer hardware and property management software for the Partnership's commercial properties. With regard to the Partnership's apartments, Carmel, Ltd. has informed management that its subcontractors are also using year 2000 compliant computer hardware and property management software.

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

                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  Exhibits:

Exhibit
Number                                 Description
-------   ----------------------------------------------------------------------

 27.0     Financial Data Schedule


(b)  Reports on Form 8-K:

     None.

                                SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       NATIONAL REALTY, L.P.
                                       By its General Partner:
                                       NRLP MANAGEMENT CORP.



Date:       May 14, 1999               By:    /s/ Randall M. Paulson
     ------------------------------       ------------------------------
                                          Randall M. Paulson
                                          President



Date:       May 14, 1999               By:    /s/ Thomas A. Holland
     ------------------------------       ------------------------------
                                          Thomas A. Holland
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                           Accounting Officer)

                             NATIONAL REALTY, L.P.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                     For the Quarter ended March 31, 1999



Exhibit                                                                   Page
Number                                Description                        Number
-------   -----------------------------------------------------------    ------

  27.0    Financial Data Schedule                                          25