Form 10-K405/A
period 1998-12-31
NATIONAL REALTY L P
filed 1999-05-20
CIK 819671

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                               FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the Year Ended December 31, 1998

                         Commission File Number 1-9648

                               ----------------

                             National Realty, L.P.
            (Exact Name of Registrant as Specified in Its Charter)


               Delaware                               75-2163175
    (State or Other Jurisdiction of               (I.R.S. Employer
    Incorporation or Organization)               Identification No.)

 10670 North Central Expressway, Suite
          300, Dallas, Texas                            75231
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

                     Documents Incorporated by Reference:

                                     NONE

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  This Form 10-K/A amends the Registrant's annual report on Form 10-K for the year ended December 31, 1998 in its entirety.

                                    INDEX TO

                           ANNUAL REPORT ON FORM 10-K

                                     PART I

                                                                    Page
Item 1.Business....................................................   3

Item 2.Properties..................................................   6

Item 3.Legal Proceedings..........................................   17

Item 4.Submission of Matters to a Vote of Security Holders........   19

                                    PART II

Item 5.Market for Registrant's Units of Limited Partner Interest and
         Related Security Holder Matters..........................   19

Item 6.Selected Financial Data....................................   21

Item 7.Management's Discussion and Analysis of Financial Condition and
         Results of Operations....................................   21

Item7A.Quantitative and Qualitative Disclosures Regarding Market
         Risk................................................   28

Item 8.Financial Statements and Supplementary Data...........   30

Item 9.Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure................................   62

                                    PART III

Item 10.General Partner of the Registrant and Executive Officers of
         the Registrant's General Partner....................   62

Item 11.Executive Compensation...............................   65

Item 12.Security Ownership of Certain Beneficial Owners and
         Management..........................................   68

Item 13.Certain Relationships and Related Transactions.......   68

                                    PART IV

Item 14.Exhibits, Consolidated Financial Statements, Schedules and
         Reports on Form 8-K.................................   71

Signature Page...............................................   73

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

  Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West virginia and Wisconsin. The Partnership has 22 apartments and 1 commercial property in this region.

  Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah and Wyoming. The Partnership has 2 apartments and 1 commercial property in this region.

  Pacific region comprised of the states of Alaska, California, Hawaii, Oregon and Washington. The Partnership has 3 apartments and 3 commercial properties in this region.

* Includes one commercial property in Alaska.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

  The Partnership's future operations, cash flow and fair values of financial instruments are partially dependent upon the then existing market interest rates and market equity prices. Market risk is the changes in the market rates and prices, and the effect of the changes on the future operations of the Partnership. The Partnership manages its market risk by matching the property's anticipated net operating income to an appropriate financing.

  The following table contains only those exposures that existed at December 31, 1998. Anticipation of exposures of risk on positions that could possibly arise was not considered. The Partnership's ultimate interest rate risk and its affect on the operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. Dollars are in thousands.

Assets
Trading Instruments-
 Equity Price Risk
  Marketable securities
   at market value                                                              $  3,205
Non-trading Instruments-
 Equity Price Risk
Notes receivable
Variable interest rate-
 fair value                                                                     $  9,085
                           1999     2000    2001    2002     2003    Thereafter  Total
                          -------  ------  ------  ------  --------  ---------- --------
  Instrument's
   maturities             $   --   $  --   $  --   $  --   $    --    $  5,491  $  5,491
  Instrument's
   amortization.........      --      500     500     500       750      4,500     6,750
   Interest.............      882     846     810     774       720     11,978    16,010
   Average rate.........      7.2%    7.1%    7.1%    7.1%      7.0%       7.0%
Fixed interest rate-fair
 value                                                                          $103,099
                           1999     2000    2001    2002     2003    Thereafter  Total
                          -------  ------  ------  ------  --------  ---------- --------
  Instrument's
   maturities             $40,012  $6,020  $  --   $  --   $ 57,820   $    --   $103,852
  Instrument's
   amortization.........      --      --      --      --        --         --        --
   Interest.............   10,697   7,508   6,938   6,938     5,355        --     37,436
   Average rate.........     12.6%   12.2%   12.0%   12.0%     12.1%       -- %
Liabilities
Non-trading Instruments-
 Equity Price Risk
Notes payable
Variable interest rate-
 fair value                                                                     $  4,582
                           1999     2000    2001    2002     2003    Thereafter  Total
                          -------  ------  ------  ------  --------  ---------- --------
  Instrument's
   maturities             $   --   $  --   $  --   $6,235  $    --    $  6,557  $ 12,792
  Instrument's
   amortization.........      329     358     390     243       158        961     2,439
   Interest.............    1,255   1,230   1,203     781       570      2,561     7,600
   Average rate.........      8.3%    8.4%    8.4%    7.9%      7.5%       7.5%
Fixed interest rate-fair
 value                                                                          $319,494
                           1999     2000    2001    2002     2003    Thereafter  Total
                          -------  ------  ------  ------  --------  ---------- --------
  Instrument's
   maturities             $15,235  $  --   $2,145  $  --   $136,796   $141,766  $295,942
  Instrument's
   amortization.........    5,166   5,524   5,901   6,070     4,827     18,540    46,028
   Interest.............   24,103  22,510  21,979  21,196    16,944     47,833   154,565
   Average rate.........      7.3%    7.1%    7.1%    7.0%      7.0%       6.8%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants........................   31

Consolidated Balance Sheets--December 31, 1998 and 1997...................   32

Consolidated Statements of Operations--Years Ended December 31, 1998, 1997
 and 1996.................................................................   33

Consolidated Statements of Partners' Equity (Deficit)--Years Ended
 December 31, 1998, 1997
 and 1996.................................................................   34

Consolidated Statements of Cash Flows--Years Ended December 31, 1998, 1997
 and 1996.................................................................   35

Notes to Consolidated Financial Statements................................   37

Schedule III--Real Estate and Accumulated Depreciation....................   54

Schedule IV--Mortgage Loans on Real Estate................................   58

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

                                     BDO Seidman, LLP

Dallas, Texas
March 24, 1999

                             NATIONAL REALTY, L.P.

                          CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                           -------------------
                                                             1998       1997
                                                           ---------  --------
                                                               (dollars in
                                                               thousands)
                          Assets
Real estate held for investment
 Land..................................................... $  39,400  $  48,738
 Buildings and improvements...............................   325,779    386,477
                                                           ---------  ---------
                                                             365,179    435,215
 Less--Accumulated depreciation...........................  (197,770)  (223,791)
                                                           ---------  ---------
                                                             167,409    211,424
Notes and interest receivable
 Performing (including $62,357 in 1998 from affiliate)....   109,628     23,893
 Nonperforming............................................     6,807      2,960
                                                           ---------  ---------
                                                             116,435     26,853
Less--allowance for estimated losses......................    (1,910)    (1,910)
                                                           ---------  ---------
                                                             114,525     24,943
Cash and cash equivalents.................................     9,025     17,180
Accounts receivable (including $11,046 in 1998 from
 affiliates)..............................................    12,316      3,327
Prepaid expenses..........................................     1,230      1,069
Escrow deposits and other assets (including $730 in 1998
 and $267 in 1997
 from affiliate)..........................................    20,506      6,597
Marketable equity securities of affiliate (at market).....     3,205      2,814
Deferred financing costs..................................     9,566     12,226
                                                           ---------  ---------
                                                           $ 337,782  $ 279,580
                                                           =========  =========
        Liabilities and Partners' Equity (Deficit)
Liabilities
 Notes and interest payable............................... $ 358,100  $ 339,102
 Accrued property taxes...................................     7,121      6,906
 Tenant security deposits.................................     2,919      3,163
 Accounts payable and other liabilities...................     1,757      7,242
                                                           ---------  ---------
                                                             369,897    356,413
Commitments and contingencies
Redeemable General Partner Interest.......................       --      45,442
Partners' equity (deficit)
 General Partner..........................................      (408)     2,822
 Limited Partners (6,321,609 units in 1998 and 6,323,438
  units in 1997)..........................................   (34,642)   (78,024)
 Unrealized gain on marketable equity securities of
  affiliate...............................................     2,935      2,544
                                                           ---------  ---------
                                                             (32,115)   (72,658)
Redeemable General Partner Interest.......................       --     (49,617)
                                                           ---------  ---------
                                                             (32,115)  (122,275)
                                                           ---------  ---------
                                                           $ 337,782  $ 279,580
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

                                                                    SCHEDULE III
                             NATIONAL REALTY, L.P.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998

                                                        Cost Capitalized
                                                         Subsequent to      Gross Amount Carried at
                                      Initial Cost        Acquisition         Close of Period (1)
                                   ------------------- ------------------ ----------------------------
                                          Building and                           Building and          Accumulated    Date of
  Description     Encumbrances (2)  Land  Improvements Improvements Other  Land  Improvements  Total   Depreciation Construction
----------------  ---------------- ------ ------------ ------------ ----- ------ ------------ -------- ------------ ------------
                                                       (dollars in thousands)
Apartments
Arlington
Place...........      $  4,393     $  330   $  3,275      $  715    $ --  $  330   $ 3,990    $  4,320    $2,886        1973
 Pasadena, TX
Barcelona.......         6,989      1,400      5,600         397      --   1,400     5,997       7,397     1,321        1971
 Tampa, FL
Bavarian Woods..         6,700        547      5,528         257      --     547     5,785       6,332     2,929        1972
 Middletown, OH
Bent Tree.......         8,784      1,047      7,036         699      --   1,047     7,735       8,782     4,506        1980
 Addison, TX
Blackhawk.......         3,776        253      4,081         292      --     253     4,373       4,626     2,955        1972
 Ft. Wayne, IN
Bridgestone.....            --        169      1,780         192      --     169     1,972       2,141     1,132        1979
 Friendswood, TX
Candlelight
Square..........         3,279        148      1,928         189      --     145     2,120       2,265     1,416        1971
 Lenexa, KS
Chalet I........         4,233        260      2,994          65      --     260     3,059       3,319     1,752       1964/
                                                                                                                       74/78
 Topeka, KS
Chalet II.......         1,590        440      1,322          --      --     440     1,322       1,762       124        1986
 Topeka, KS
Chateau.........         3,455        130      1,723         126      --     130     1,849       1,979     1,086        1968
 Bellevue, NE
Club Mar........         6,370      1,248      4,993         253      --   1,248     5,246       6,494       764        1973
 Sarasota, FL
Confederate
Point...........         5,465        246      3,736         709      --     246     4,445       4,691     2,967        1969
 Jacksonville,
FL
Country Place...         4,380        246      3,268          70      --     246     3,338       3,584     1,852        1980
 Round Rock, TX
Covered Bridge..         4,513        219      3,425         129      --     219     3,554       3,773     2,884        1972
 Gainesville, FL
Fair Oaks.......         4,928        470      2,661         174      --     470     2,835       3,305       768        1978
 Euless, TX
Four Seasons....         9,468      1,264      8,447         813      --   1,264     9,260      10,524     4,258        1970
 Denver, CO
Fox Club........         7,194        902      7,294         970      --     904     8,262       9,166     4,238        1972
 Indianapolis,
IN
Foxwood.........         6,076        218      3,188         509      --     218     3,697       3,915     2,467        1974
 Memphis, TN
Hidden Valley...         8,171        274      3,636         362      --     261     4,011       4,272     2,305        1973
 Grand Rapids,
MI
Horizon East....         2,600        592      2,628         498      --     592     3,126       3,718     2,201        1972
 Dallas, TX
Kimberly Woods..         6,336        571      3,802       1,190      --     571     4,992       5,563     3,496        1973
 Tucson, AZ
La Mirada.......         7,673        392      5,454       1,558      --     392     7,012       7,404     4,628        1971
 Jacksonville,
FL
Lake Nora Arms..        12,818        737     10,774         830      --     737    11,604      12,341     7,871        1973
 Indianapolis,
IN
Lantern Ridge...         2,436        130      1,721         129      --     177     1,803       1,980     1,435        1974
 Richmond, VA
            Life on
             Which
          Depreciation
           in Latest
          Statement of
          Operation Dateis
  DescriptionCompuAcquiredted
--------------------------
Apartments
Arlington
Place...........   11/76   7 - 40 years
 Pasadena, TX
Barcelona.......   09/90   7 - 40 years
 Tampa, FL
Bavarian Woods..   01/84   5 - 40 years
 Middletown, OH
Bent Tree.......   06/80   7 - 40 years
 Addison, TX
Blackhawk.......   12/78   7 - 40 years
 Ft. Wayne, IN
Bridgestone.....   06/82   7 - 40 years
 Friendswood, TX
Candlelight
Square..........   11/77   7 - 40 years
 Lenexa, KS
Chalet I........   04/82   7 - 40 years
 Topeka, KS
Chalet II.......   03/95   7 - 40 years
 Topeka, KS
Chateau.........   02/81   7 - 40 years
 Bellevue, NE
Club Mar........   07/93   7 - 40 years
 Sarasota, FL
Confederate
Point...........   05/79   7 - 40 years
 Jacksonville,
FL
Country Place...   07/82   7 - 40 years
 Round Rock, TX
Covered Bridge..   10/79   7 - 40 years
 Gainesville, FL
Fair Oaks.......   07/89   7 - 40 years
 Euless, TX
Four Seasons....   07/84   7 - 40 years
 Denver, CO
Fox Club........   11/83   7 - 40 years
 Indianapolis,
IN
Foxwood.........   08/79   7 - 40 years
 Memphis, TN
Hidden Valley...   07/81   7 - 40 years
 Grand Rapids,
MI
Horizon East....   05/78   7 - 40 years
 Dallas, TX
Kimberly Woods..   12/77   7 - 40 years
 Tucson, AZ
La Mirada.......   01/79   7 - 40 years
 Jacksonville,
FL
Lake Nora Arms..   06/78   7 - 40 years
 Indianapolis,
IN
Lantern Ridge...   03/79   7 - 40 years
 Richmond, VA

                             NATIONAL REALTY, L.P.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998

                                                        Cost Capitalized
                                                         Subsequent to             Gross Amount Carried at
                                      Initial Cost        Acquisition                Close of Period (1)
                                   ------------------ --------------------       ---------------------------
                                         Building and                                   Building and         Accumulated
  Description     Encumbrances (2) Land  Improvements Improvements  Other         Land  Improvements  Total  Depreciation
----------------  ---------------- ----- ------------ ------------ -------       ------ ------------ ------- ------------
                                                                         (dollars in thousands)
Apartments--
 Continued
Mallard Lake....       $7,827      $ 534   $ 7,099       $ 768     $   --        $  534   $ 7,867    $ 8,401   $ 5,083
 Greensboro, NC
Manchester
 Commons........        9,141        635     4,654       1,113         --           635     5,767      6,402     3,884
 Manchester, MO
Mesa Ridge......       12,987      1,447     5,788         618         --         1,447     6,406      7,853     1,516
 Mesa, AZ
Nora Pines......        5,881        221     3,872         440         --           221     4,312      4,533     2,925
 Indianapolis,
 IN
Oak Hollow......       11,327        745     6,118         765         --           745     6,883      7,628     4,674
 Austin, TX
Oak Tree........        4,233        304     3,543         246         --           304     3,789      4,093     1,942
 Grandview, MO
Olde Towne......           --        209     3,272         397         --           209     3,669      3,878     2,209
 Middletown, OH
Pheasant Ridge..        6,501        231     4,682       1,099         --           231     5,781      6,012     3,587
 Bellevue, NE
Pines...........           --        278     3,490         317         --           278     3,807      4,085     2,492
 Little Rock, AR
Place One.......        7,393        784     5,186       1,007         --           783     6,194      6,977     4,498
 Tulsa, OK
Quail Point.....        3,831        184     2,716         249         --           184     2,965      3,149     2,180
 Huntsville, AL
Regency.........        3,343        304     1,865         412         --           304     2,277      2,581     1,169
 Lincoln, NE
Regency Falls...        5,600        888     7,261       1,565        (100)(/3/)    888     8,726      9,614     6,154
 San Antonio, TX
Rockborough.....       10,224        702     4,495       1,004         --           701     5,500      6,201     3,655
 Denver, CO
Santa Fe........           --        529     5,351         266         --           529     5,617      6,146     3,000
 Kansas City, MO
Shadowood.......        4,849        477     3,208         207         --           477     3,415      3,892     2,170
 Addison, TX
Sherwood Glen...        4,700        352     2,550         532         --           352     3,082      3,434     2,279
 Urbandale, IA
Stonebridge.....           --        193     2,076         247         --           193     2,323      2,516     1,549
 Florissant, MO
Summerwind......        5,631        493     2,990         138         --           493     3,128      3,621     2,383
 Reseda, CA
Sun Hollow......        4,713        385     4,159          75         --           385     4,234      4,619     2,591
 El Paso, TX
Tanglewood......       28,537      5,682    18,340       3,797         --         5,682    22,137     27,819    15,166
 Arlington
 Heights, IL
Timber Creek....        4,786        154     2,327         673         --           154     3,000      3,154     2,135
 Omaha, NE
Villa Del Mar...        3,794        387     3,134         116         --           387     3,250      3,637     1,877
 Wichita, KS
Villas..........        5,634        516     3,948         607         --           516     4,555      5,071     2,873
 Plano, TX
Whispering
 Pines..........        2,273        311     1,255         163         --           322     1,407      1,729       217
 Canoga Park, CA
                         Life on
                          Which
                       Depreciation
                        in Latest
                       Statement of
                    DateOofperatiDateon is
  Description     ConstructionCAcquiredomputed
----------------- ---------------------
Apartments--
 Continued
Mallard Lake....       1974     05/79   7 - 40 years
 Greensboro, NC
Manchester
 Commons........       1972     06/78   7 - 40 years
 Manchester, MO
Mesa Ridge......       1972     05/90   7 - 40 years
 Mesa, AZ
Nora Pines......       1970     05/78   5 - 40 years
 Indianapolis,
 IN
Oak Hollow......       1974     05/78   7 - 40 years
 Austin, TX
Oak Tree........       1968     03/82   7 - 40 years
 Grandview, MO
Olde Towne......       1968     03/81   7 - 40 years
 Middletown, OH
Pheasant Ridge..       1974     10/78   5 - 40 years
 Bellevue, NE
Pines...........       1977     11/77   7 - 40 years
 Little Rock, AR
Place One.......       1970     04/77   7 - 40 years
 Tulsa, OK
Quail Point.....       1960     08/75   7 - 40 years
 Huntsville, AL
Regency.........       1973     05/82   7 - 40 years
 Lincoln, NE
Regency Falls...       1974     11/78   7 - 40 years
 San Antonio, TX
Rockborough.....       1973     01/78   7 - 40 years
 Denver, CO
Santa Fe........    1964/67     04/83   7 - 40 years
 Kansas City, MO
Shadowood.......       1976     02/79   7 - 40 years
 Addison, TX
Sherwood Glen...       1970     12/77   7 - 40 years
 Urbandale, IA
Stonebridge.....       1975     10/77   7 - 40 years
 Florissant, MO
Summerwind......       1976     02/77   7 - 40 years
 Reseda, CA
Sun Hollow......       1977     09/79   7 - 40 years
 El Paso, TX
Tanglewood......       1974     03/78   7 - 40 years
 Arlington
 Heights, IL
Timber Creek....       1974     10/78   5 - 40 years
 Omaha, NE
Villa Del Mar...       1971     10/81   7 - 40 years
 Wichita, KS
Villas..........       1977     04/79   7 - 40 years
 Plano, TX
Whispering
 Pines..........       1977     12/93   7 - 40 years
 Canoga Park, CA

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
                      ========     =======   ========     =======    =======       =======   ========   ========   ========
                         Life on
                          Which
                       Depreciation
                        in Latest
                       Statement of
                    DateOofperatiDateon is
  Description     ConstructionCAcquiredomputed
----------------- ---------------------
Apartments--Continued
Whispering
Pines...........      1972      02/78   7 - 40 years
 Topeka, KS
Windridge.......      1974      09/78   7 - 40 years
 Austin, TX
Windtree I &
II..............      1976      11/76   7 - 40 years
 Reseda, CA
Woodlake........      1979      08/78   7 - 40 years
 Carrollton, TX
Woodsong II.....      1975      08/80   7 - 40 years
 Smyrna, GA
Woodstock.......      1977      12/78   7 - 40 years
 Dallas, TX
Office Buildings
56 Expressway...      1981      03/82   7 - 40 years
 Oklahoma City,
OK
Executive
Court...........      1980      09/82   5 - 40 years
 Memphis, TN
Marina Playa....      1972      12/76   5 - 40 years
 Santa Clara, CA
Melrose Business
Park............      1980      03/82   5 - 40 years
 Oklahoma City,
OK
University
Square..........      1981      12/81   5 - 40 years
 Anchorage, AK
Shopping Centers
Cross County
Mall............      1971      08/79   5 - 40 years
 Mattoon, IL
Cullman.........      1979      02/79   7 - 40 years
 Cullman, AL
Harbor Plaza....      1979      09/81   7 - 40 years
 Aurora, CO
Katella Plaza...      1971      12/80   7 - 40 years
 Orange, CA
Regency Point...      1982      06/84   5 - 40 years
 Jacksonville,
FL
Westwood........      1980      10/83   5 - 40 years
  Tallahassee,
 FL

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

  1. Consolidated Financial Statements

    Report of Independent Certified Public Accountants


      Consolidated Balance Sheets--December 31, 1998 and 1997

      Consolidated Statements of Operations--Years Ended December 31, 1998, 1997 and 1996

      Consolidated Statements of Changes in Partners' Equity (Deficit)-- Years Ended December 31, 1998, 1997 and 1996

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

                                          NATIONAL REALTY, L.P.

                                          By its General Partner:

                                          NRLP MANAGEMENT CORP.


                                                 /s/ Randall M. Paulson
                                          By: _________________________________
                                                     Randall M. Paulson
                                                         President

                                                 /s/ Thomas A. Holland
                                          By: _________________________________
                                                     Thomas A. Holland
                                             Executive Vice Presidentand Chief
                                                     Financial Officer

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

              SIGNATURE                          TITLE                   DATE
              ---------                          -----                   ----

NRLP MANAGEMENT CORP.


        /s/ Karla L. Blaha                      Director             May 20, 1999
______________________________________
            Karla L. Blaha

        /s/ Collene Currie                      Director             May 20, 1999
______________________________________
            Collene Currie

     /s/ Randall K. Gonzalez                    Director             May 20, 1999
______________________________________
         Randall K. Gonzalez