Form 10-Q
period 1999-06-30
NATIONAL REALTY L P
filed 1999-08-16
CIK 819671

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED JUNE 30, 1999
                                                          -------------



                         Commission File Number 1-9648
                                                ------



                             NATIONAL REALTY, L.P.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)



                        Delaware                  75-2163175
             -------------------------------  -------------------
             (State or Other Jurisdiction of   (I.R.S. Employer
             Incorporation or Organization)   Identification No.)



     10670 North Central Expressway, Suite 300, Dallas, Texas       75231
    ----------------------------------------------------------------------
          (Address of Principal Executive Office)               (Zip Code)



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
Yes  X .  No    .
    ---      ---



Units of Limited Partner Interest                          6,321,577
---------------------------------               --------------------------------
           (Class)                               (Outstanding at July 31, 1999)

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


                             NATIONAL REALTY, L.P.
                          CONSOLIDATED BALANCE SHEETS

                                                     June 30,  December 31,
                                                       1999       1998
                                                    ---------  ------------
                                                     (dollars in thousands)

    Assets
--------------------------------------------------

Real estate held for investment
  Land............................................  $  38,865     $  39,400
  Buildings and improvements......................    302,862       325,779
                                                    ---------     ---------
                                                      341,727       365,179

  Less - accumulated depreciation.................   (190,043)     (197,770)
                                                    ---------     ---------
                                                      151,684       167,409

Notes and interest receivable
  Performing (including $111,166 in 1999 and
   $62,357 in 1998 from affiliates)...............    173,590       109,628
  Nonperforming...................................      3,347         6,807
                                                    ---------     ---------
                                                      176,937       116,435

  Less - allowance for estimated losses............    (1,910)       (1,910)
                                                    ---------     ---------
                                                      175,027       114,525

Cash and cash equivalents.........................      1,099         9,025
Accounts receivable (including $158 in 1999 and
  $11,046 in 1998 from affiliates)................      2,402        12,316
Prepaid expenses..................................      1,149         1,230
Escrow deposits and other assets (including $448
  in 1999 and $730 in 1998 from affiliates).......     13,293        20,506
Marketable equity securities of affiliate, (at
  market).........................................      3,132         3,205
Deferred financing costs..........................      9,070         9,566
                                                    ---------     ---------

                                                    $ 356,856     $ 337,782
                                                    =========     =========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                    CONSOLIDATED BALANCE SHEETS - Continued



                                                     June 30,  December 31,
                                                       1999       1998
                                                   ----------- ------------
                                                    (dollars in thousands)



    Liabilities and Partners' Equity (Deficit)
    ------------------------------------------

Liabilities
 Notes and interest payable........................  $344,385      $358,100
 Accrued property taxes............................     3,678         7,121
 Accounts payable and other liabilities
   (including $7,098 in 1999 to affiliates)........     8,823         2,919
 Tenant security deposits..........................     2,739         1,757
                                                     --------      --------
                                                      359,625       369,897

Commitments and contingencies


Partners' equity (deficit)
 General Partner...................................       209          (408)
 Limited Partners (6,321,577 units in 1999 and
   6,321,609 in 1998)..............................    (5,840)      (34,642)
 Unrealized gain on marketable equity securities
   of affiliate....................................     2,862         2,935
                                                     --------      --------

                                                       (2,769)      (32,115)
                                                     --------      --------

                                                     $356,856      $337,782
                                                     ========      ========




The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     For the Three Months     For the Six Months
                                                        Ended June 30,          Ended June 30,
                                                     --------------------    --------------------
                                                       1999        1998        1999       1998
                                                     --------    --------    --------    --------
                                                       (dollars in thousands, except per unit)

Revenues
 Rents......................................          $23,130     $26,903     $47,155     $55,161
 Interest...................................            4,781       1,283       8,572       2,603
                                                      -------     -------     -------     -------

                                                       27,911      28,186      55,727      57,764

Expenses
 Interest...................................            6,988       8,200      14,074      16,911
 Deferred borrowing costs...................                -       7,739           -       7,739
 Depreciation...............................            2,033       2,291       4,100       4,814
 Property taxes & insurance.................            2,382       2,766       4,788       5,612
 Utilities..................................            2,082       2,631       4,435       5,646
 Property-level payroll costs                           1,148       1,632       2,568       3,288
 Repairs and maintenance....................            4,891       5,556       9,932      11,470
 Other operating expenses...................              791       1,152       1,978       2,343
 Property management fees...................            1,157       1,165       2,349       2,374
 General and administrative.................            2,120       1,546       3,963       3,551
 General partner incentive
  disposition fee...........................                -           -         948           -
                                                      -------     -------     -------     -------

                                                       23,592      34,678      49,135      63,748
                                                      -------     -------     -------     -------

Income (loss) from operations.                          4,319      (6,492)      6,592      (5,984)
Gain on sale of real estate.................            8,738      28,633      24,405      28,633
                                                      -------     -------     -------     -------

Net income....................                        $13,057     $22,141      $30,997    $22,649
                                                      =======     =======      =======    =======

Earnings per unit
  Net income..................                        $  2.02     $  3.43      $  4.80    $  3.51
                                                      =======     =======      =======    =======

Weighted average units of
  limited partner interest
  used in computing earnings
  per unit....................                      6,321,529   6,322,531   6,321,538   6,322,984
                                                    =========   =========   =========   =========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY <DEFICIT>
                    FOR THE SIX MONTHS ENDED JUNE 30, 1999


                                                                              Accumulated   Accumulated
                                                                                Other        Partners'
                                                     General      Limited    Comprehensive     Equity
                                                     Partner      Partners      Income       <Deficit>
                                                     -------      --------   -------------   ----------
                                                      (dollars in thousands, except per unit)

Balance, January 1, 1999.........................     $(408)      $(34,642)     $2,935       $(32,115)

Comprehensive income

  Unrealized (loss) on marketable equity
     securities of affiliate.....................       -              -           (73)           (73)

  Net income.....................................       617         30,380         -           30,997
                                                                                             --------
                                                                                               30,925

Distributions ($.25 per unit)....................       -           (1,578)        -           (1,578)
                                                      -----       --------      ------       --------

Balance, June 30, 1999...........................     $ 209       $ (5,840)     $2,862       $ (2,769)
                                                      =====       ========      ======       ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Six Months
                                                             Ended June 30,
                                                           ------------------
                                                             1999      1998
                                                           --------  --------
                                                         (dollars in thousands)
Cash Flows From Operating Activities
 Rents collected....................................       $ 47,506  $ 54,940
 Interest collected.................................          4,957     1,618
 Interest paid......................................        (13,063)  (14,609)
 Payments for property operations...................        (25,508)  (33,703)
 General and administrative expenses paid...........         (3,822)   (3,526)
   Other............................................            (33)      198
                                                           --------  --------

    Net cash provided by operating activities.......         10,037     4,918

Cash Flows From Investing Activities
   Proceeds from sale of real estate................         41,323    40,041
   Acquisition of real estate.......................         (6,443)        -
 Real estate improvements...........................         (1,197)   (1,452)
   Collections on notes receivable..................         13,866    21,813
   Funding of notes receivable......................        (70,754)  (10,541)
   General Partner incentive disposition fee........           (948)        -
                                                           --------  --------

  Net cash provided by (used in) investing
     activities.....................................        (24,153)   49,861


Cash Flows From Financing Activities
   Proceeds from notes payable......................         22,563     3,850
 Payments on notes payable..........................        (33,753)  (55,060)
   Escrow refunds...................................          1,029         -
   Reimbursements from affiliate....................         18,144         -
   Deferred financing costs.........................           (558)     (388)
   Deposits on pending financings and
    acquisitions, net...............................            742    (1,734)
   Distributions to unitholders.....................         (1,578)   (1,582)
   Garden Capital, L.P. general partner
    distributions...................................           (399)     (196)
                                                           --------  --------

  Net cash provided by (used in) financing
     activities.....................................          6,190   (55,110)
                                                           --------  --------

   Net (decrease) in cash and cash equivalents......         (7,926)     (331)


Cash and cash equivalents at beginning of period....          9,025    17,180
                                                           --------  --------

Cash and cash equivalents at end of period..........       $  1,099  $ 16,849
                                                           ========  ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                               For the Six Months
                                                 Ended June 30,
                                               ------------------
                                                 1999      1998
                                               --------  --------
                                             (dollars in thousands)

Reconciliation of net income to net cash
 provided by operating activities
Net income...................................  $ 30,998  $ 22,649
 Adjustments to reconcile net income to net
  cash provided by operating activities
 Depreciation................................     4,100     4,814
 Gain on sale of real estate.................   (24,405)  (28,633)
 Amortization of deferred financing costs....     1,053         -
 Decrease in other assets....................     1,916     9,120
 (Increase) in interest receivable...........    (3,614)     (463)
 Increase (decrease) in interest payable.....       (42)      287
 Increase (decrease) in other liabilities....        31    (2,856)
                                               --------  --------

  Net cash provided by operating activities..  $ 10,037  $  4,918
                                               ========  ========

Schedule of noncash financing activities

 Unrealized gain on marketable equity
  securities of affiliate....................  $     73  $    122

 Notes payable assumed by buyer upon sale of
  properties.................................     2,428     8,584



The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements of National Realty, L.P. and consolidated entities (the "Partnership") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").

Certain balances for 1998 have been reclassified to conform to the 1999 presentation.

NOTE 2.  ORGANIZATION

National Realty, L.P. ("National Realty") is a Delaware limited partnership which commenced operations on September 18, 1987, when National Operating, L.P. (the "Operating Partnership" or "NOLP") acquired all of the assets and assumed all of the liabilities, of 35 public and private limited partnerships.

National Realty is the sole limited partner of the Operating Partnership and owns 99% of the beneficial interest in the Operating Partnership. The general partner and owner of 1% of the beneficial interest in each of National Realty and the Operating Partnership is NRLP Management Corp. (the "General Partner" or "NMC"). NMC is a wholly-owned subsidiary of American Realty Trust, Inc. ("ART"), a publicly held real estate investment company. As of July 31, 1999, ART owned approximately 56.6% of National Realty's outstanding units of limited partner interest.

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

                             NATIONAL REALTY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.  EARNINGS PER UNIT

Income per unit of limited partner interest (per "unit") is presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Income per unit is computed based upon the weighted average number of units outstanding during each period. The limited partners of National Realty have a 99% interest and the general partner, NMC, has an aggregate 1% interest in the net income, net loss and distributions of National Realty. National Realty is allocated 99% of the net income or net loss of NOLP, and the General Partner is allocated an aggregate 1% of the net income or net loss of the Operating Partnership. The 1% General Partner interest in each of National Realty and the Operating Partnership is equal to a 1.99% interest on a combined basis. Accordingly, income per unit of limited partner interest is derived by multiplying the Partnership's net income by 98.01% and dividing the result by the weighted average number of units outstanding in each period.

NOTE 4.  NOTES RECEIVABLE

In January 1999, the Partnership collected in full a mortgage note receivable, with a principal balance of $350,000. In May 1999, the Partnership collected in full a mortgage note receivable with a principal balance of $1.5 million. In both cases, the monies were applied to paydown a note payable partially secured by the mortgage notes.

In June 1999, a mortgage note receivable in the amount of $4.2 million matured. The note is secured by (1) a first lien on approximately 1,000 acres of land in Huerfano County, Colorado, known as Cuchara Valley Mountain Ski Resort; (2) an assignment of a $2.0 million promissory note which is secured by approximately 2,623 acres of land in Taos County, New Mexico, known as Ski Rio Resort; and (3) a pledge of all related partnership interests. The loan was classified as nonperforming at June 30, 1999. The Partnership is negotiating an extension of the loan's maturity date in exchange for a principal paydown.

During 1998 and 1999, the Partnership funded a total of $2.1 million of a $2.2 million loan commitment to Varner Road Partners, L.L.C. The loan is secured by
129.77 acres of land in Riverside County, California, and a pledge of the stock of the borrower. The loan bears interest at 15.0% per annum and matures in November 1999. All principal and interest are due at maturity.

During 1998 and 1999, the Partnership funded a total of $26.0 million of a $52.5 million loan commitment to Centura Tower, Ltd. The loan is secured by 2.244 acres of land and an office building under construction in Farmers Branch, Texas. The loan bears interest at 12.0% per annum, requires monthly payments based on net revenues after development of the land and building and matures in January 2003. The borrower has not obtained a construction loan, therefore, the Partnership may be required

                             NATIONAL REALTY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  NOTES RECEIVABLE (Continued)

to fund construction costs in excess of its loan commitment, in order to preserve its collateral interest. Estimated cost to construct the office building is in excess of $60.0 million. In July 1999, the Partnership funded an additional $4.9 million.

Beginning in 1997 and through January 1999, the Partnership funded a $1.6 million loan commitment to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by (1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and
(3) the personal guarantees of the Bordeaux partners. The loan bears interest at 14.0% per annum. Until November 1998, the loan required monthly payments of interest only at the rate of 12.0% per annum, with the deferred interest payable at maturity in January 1999. In November 1998, the loan was modified to allow payments based on monthly cash flow of the collateral property and the maturity date was extended to December 1999. In the second quarter of 1999, the loan was modified, increasing the loan commitment to $2.1 million and the Partnership funded an additional $33,000. In July 1999, the Partnership funded an additional $193,000. The property has had no cash flow, therefore, the Partnership ceased accruing interest in the second quarter of 1999.

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

In August 1998, the Partnership funded a $6.0 million loan to Centura Holdings, LLC, a subsidiary of Centura Tower, Ltd. The loan is secured by 6.4109 acres of land in Farmers Branch, Texas. The loan bears interest at 15.0% per annum and matures in August 2000. All principal and interest are due at maturity. In February 1999, the Partnership funded an additional $37,500.

Also in August 1998, the Partnership funded a $3.7 million loan to JNC Enterprises, Inc. ("JNC"). The loan was secured by a contract to purchase 387 acres of land in Collin County, Texas, the guaranty of the borrower and the personal guarantees of its partners. The loan bore interest at 12.0% per annum and matured the earlier of termination of the purchase contract or February 1999. All principal and interest were due at maturity. This loan was cross-collateralized with the other JNC loans. In January 1999, ART purchased the contract from JNC and

                             NATIONAL REALTY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  NOTES RECEIVABLE (Continued)

acquired the land. In connection with the purchase, GCLP funded $6.0 million of a $95.0 million loan commitment to ART. A portion of the funds were used to payoff the $3.7 million JNC loan, including accrued but unpaid interest, paydown $1.3 million on the JNC line of credit and paydown $820,000 of the JNC Frisco Panther Partners, Ltd. loan, discussed below. See "Related Party," below.

Further in August 1998, the Partnership funded a $635,000 loan to La Quinta Partners, LLC. The loan is secured by interest bearing accounts prior to being used as escrow deposits toward the purchase of a total of 956 acres of land in La Quinta, California. The loan bore interest at 10.0% per annum and matured in November 1998. All principal and interest were due at maturity. In November and December 1998, the Partnership received $250,000 in principal paydowns. In the second quarter of 1999, the loan was modified, increasing the interest rate to 15.0% per annum and extending the maturity date to November 1999. Accrued but unpaid interest was added to the principal balance, increasing it to $401,000 at June 30, 1999.

In 1997 and 1998, the Partnership funded a $3.8 million loan to Stratford & Graham Developers, L.L.C. The loan is secured by 1,485 acres of unimproved land in Riverside County, California. In the first half of 1999, the Partnership funded an additional $305,000, increasing the loan balance to $4.1 million. The loan bears interest at 15.0% per annum and matured in June 1999. All principal and interest were due at maturity. The borrower did not make the required payments and the loan was classified as nonperforming at June 30, 1999. The Partnership has begun foreclosure proceedings. The Partnership expects to incur no loss on foreclosure as the fair value of the collateral property, less estimated costs of sale, exceeds the carrying value of the note.

In October 1998, the Partnership funded three loans to JNC or affiliated entities. The first JNC loan of $1.0 million was secured by a second lien on
3.5 acres of land in Dallas, Texas, the guaranty of the borrower and the personal guarantees of its partners. The loan bore interest at 14.0% per annum and matured in October 1999. All principal and interest were due at maturity. This loan was paid in full in July 1999. The second loan, also $1.0 million, was secured by a second lien on 2.92 acres of land in Dallas, Texas, the guaranty of the borrower and the personal guarantees of its partners. The loan bore interest at 14.0% per annum and matured in October 1999. All principal and interest were due at maturity. This loan was paid in full in March 1999. The third loan, in the amount of $2.1 million, was to Frisco Panther Partners, Ltd. The loan is secured by a second lien on 408.23 acres of land in Frisco, Texas, the guaranty of the borrower and the personal guarantees of its partners. The loan bears interest at 14.0% per annum and matures in October 1999. All principal and interest are due at maturity. This loan is cross-collateralized with the other JNC loans funded by the Partnership. In January 1999, the Partnership received a paydown of $820,000 on the Frisco Panther Partners, Ltd. loan, as discussed above.

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

In December 1998, the Partnership funded $3.3 million of a $5.0 million loan commitment to JNC. The loan is secured by a second lien on 1,791 acres of land in Denton County, Texas, and a second lien on 220 acres of land in Tarrant County, Texas. The loan bears interest at 12.0% per annum and matures in December 1999. All principal and interest are due at maturity. The loan is cross-collateralized with the other JNC loans funded by the Partnership. In January 1999, the Partnership received a $1.3 million paydown. In the first half of 1999, the Partnership funded an additional $3.0 million.

At December 1998, the Partnership's one wraparound mortgage note receivable was in default. The Partnership has been vigorously pursuing its rights regarding the loan. If the Partnership should be unsuccessful, and the underlying lien holder forecloses the collateral property, the Partnership will incur no loss in excess of previously established reserves.

Related Party. In 1998 and the first half of 1999, GCLP funded $92.2 million of a $95.0 million loan commitment to ART. The loan is secured by: (1) second liens on an office building in Minnesota, three apartments in Mississippi and one in Texas and 130.54 acres of land in Texas, (2) the stock of ART Holdings, Inc., a wholly-owned subsidiary of ART that owned as of July 31, 1999, 3,308,535 National Realty units of limited partnership, and (3) the stock of NMC. The loan bears interest at 12.0% per annum, requires monthly payments of interest only and matures in November 2003. In February 1999, GCLP received a $999,000 paydown on the loan. In July 1999, GCLP funded an additional $2.5 million.

In February 1999, GCLP funded a $5.0 million unsecured loan to Davister Corp., which at June 30, 1999, owned approximately 15.8% of the outstanding shares of ART's common stock. The loan bears interest at 12.0% per annum and matures in February 2000. All principal and interest are due at maturity. The loan is guaranteed by Basic Capital Management, Inc. ("BCM"), an affiliate of the General Partner.

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


NOTE 5.  REAL ESTATE AND DEPRECIATION (Continued)

In February 1999, GCLP sold the 225 unit Santa Fe Apartments in Kansas City, Missouri, for $4.6 million, receiving net cash of $4.3 million after the payment of various closing costs, including a real estate brokerage commission of $137,000 to Carmel Realty. A gain of $1.3 million was recognized on the sale.

Also in February 1999, GCLP sold the 480 unit Mesa Ridge Apartments in Mesa, Arizona, for $19.5 million, receiving net cash of $793,000 after the payment of various closing costs, including a real estate brokerage commission of $585,000 to Carmel Realty and remitting $17.8 million to the lender to hold in escrow pending a substitution of collateral. In May 1999, the 259 unit Bavarian Woods Apartments and the 149,855 sq. ft. Westwood Shopping Center were approved by the lender as substitute collateral. GCLP received net cash of $7.8 million after paying off $7.2 million in mortgage debt secured by the Bavarian Woods Apartments and Westwood Shopping Center, funding required escrows and the payment of various closing costs on the two properties, and paying down $2.2 million on the Mesa Ridge debt, including a $133,000 prepayment penalty. A gain of $12.4 million was recognized on the sale. NMC earned an incentive disposition fee of $948,000 in accordance with the partnership agreement.

In April 1999, GCLP sold the 166 unit Horizon East Apartments in Dallas, Texas, for $4.0 million, receiving net cash of $1.2 million after paying off $2.6 million in mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $79,000 to Carmel Realty. A gain of $2.2 million was recognized on the sale.

Also in April 1999, GCLP sold the 120 unit Lantern Ridge Apartments in Richmond, Virginia, for $3.4 million, receiving net cash of $880,000 after the payment of various closing costs, including a real estate brokerage commission of $103,000 to Carmel Realty. The purchaser assumed the $2.4 million mortgage secured by the property. A gain of $2.6 million was recognized on the sale.

In May 1999, the Partnership purchased the 27,000 sq. ft. Cooley Office Building in Farmers Branch, Texas, for $3.5 million, paying $1.5 million in cash and obtained mortgage financing of $2.0 million. The mortgage bears interest at a variable rate, currently 8.75% per annum, requires monthly payments of principal and interest of $17,875 and matures in May 2019. A real estate brokerage commission of $35,000 was paid to Carmel Realty.

In June 1999, the Partnership purchased the Lake Houston land, 33.58 acres of undeveloped land in Harris County, Texas, for $2.5 million in cash. A real estate brokerage commission of $75,000 was paid to Carmel Realty. The Partnership has obtained a construction loan commitment in the amount of $13.7 million to construct a 312 unit apartment complex on the site. Construction costs are expected to approximate $16.7 million. Construction was begun in July 1999 and is expected to be completed in the second quarter of 2001.

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.  REAL ESTATE AND DEPRECIATION (Continued)

Further in June 1999, GCLP sold the 368 unit Barcelona Apartments in Tampa, Florida, for $9.8 million, receiving net cash of $2.2 million after paying off $7.0 million in mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $294,000 to Carmel Realty. A gain of $3.2 million was recognized on the sale.

NOTE 6.  NOTES AND INTEREST PAYABLE

In February 1999, the Partnership obtained mortgage financing secured by the unencumbered 54,649 sq. ft. 56 Expressway Office Building in Oklahoma City, Oklahoma, in the amount of $1.7 million, receiving net cash of $1.7 million after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $17,000 to BCM. The mortgage bears interest at a variable rate, currently 8.5% per annum, requires monthly payments of principal and interest of $15,000 and matures in February 2019.

Also in February 1999, the Partnership obtained mortgage financing secured by the unencumbered 124,200 sq. ft. Melrose Business Park in Oklahoma City, Oklahoma, in the amount of $900,000, receiving net cash of $870,000 after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $9,000 to BCM. The mortgage bears interest at a variable rate, currently 8.5% per annum, requires monthly payments of principal and interest of $8,000 and matures in February 2019.

In May 1999, the Partnership obtained mortgage financing secured by the unencumbered 257 unit Pines Apartments in Little Rock, Arkansas, and by a $5.0 million note receivable secured by second liens on two parcels of land in Denton County and Tarrant County, Texas, in the amount of $4.0 million. The Partnership received net cash of $3.9 million after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $40,000 to BCM. The mortgage bears interest at 14.0% per annum, requires monthly payments of interest only and matures in May 2000.

In June 1999, the Partnership obtained mortgage financing secured by the unencumbered 100 unit Stonebridge Apartments in Florissant, Missouri, in the amount of $3.0 million. The Partnership received net cash of $2.9 million after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $30,000 to BCM. The mortgage bears interest at 8.33% per annum, requires monthly payments of principal and interest of $23,814 and matures in July 2002.

NOTE 7.  OPERATING SEGMENTS

Significant differences among the accounting policies of the Partnership's operating segments as compared to the Partnership's

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 7.  OPERATING SEGMENTS (Continued)

consolidated financial statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to each of them based on their operating income and cash flow. The Partnership based reconciliation of expenses that are not reflected in the segments is $4.0 million and $3.6 million of administrative expenses for the six months ended June 30, 1999, and 1998, respectively. There are no intersegment revenues and expenses, and the Partnership conducts all of its business within the United States.

Presented below is operating income of each of the Partnership's reportable operating segments for the six months ended June 30, and each segment's assets at June 30.


                          Commercial
  1999                    Properties  Apartments  Receivables   Total
--------                  ----------  ----------  -----------  --------

Rents...................     $ 5,171    $ 41,984     $      -  $ 47,155
Property operating
  expenses..............       1,933      24,117            -    26,050
Interest income.........           -           -        8,405     8,405
Interest expense
  - notes
  receivable............           -           -          559       559
                             -------    --------  -----------  --------

Operating income........     $ 3,238    $ 17,867     $  7,846  $ 28,951
                             =======    ========  ===========  ========


Depreciation............     $   912    $  3,155     $      -  $  4,100
Interest on debt........       1,082      12,278            -    13,360
Real estate
  improvements..........         218         979            -     1,197
Assets..................      26,328     125,356      175,027   326,711


Property sales:

                                      Apartments                Total
                                      ----------               --------

Sales price.............                $ 45,800               $ 45,800
Cost of sales...........                  21,395                 21,395
                                        --------               --------

Gain on sales...........                $ 24,405               $ 24,405
                                        ========               ========

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.  OPERATING SEGMENTS (Continued)

                        Commercial
  1998                  Properties  Apartments  Receivables   Total
--------                ----------  ----------  -----------  --------
Rents.................     $ 5,246    $ 49,915      $     -  $ 55,161
Property operating
  expenses............       2,401      28,332            -    30,733
Interest income.......           -           -        2,475     2,475
Interest expense
  - notes
  receivable..........           -           -        1,176     1,176
                           -------    --------      -------  --------
Operating income
  <loss>..............     $ 2,845    $ 21,583      $ 1,299  $ 25,727
                           =======    ========      =======  ========

Depreciation..........     $ 1,237    $  3,577      $     -  $  4,814
Interest on debt......       1,522      12,335            -    13,857
Real estate
  improvements........         215       1,237            -     1,452
Assets................      27,543     157,408       25,434   210,385

Property sales:
                        Commercial
                        Properties  Apartments  Receivables   Total
                        ----------  ----------  -----------  --------
Sales price...........     $17,932    $ 18,350      $   800  $ 37,082
Cost of sales.........      16,789       3,896           28    20,713
                           -------    --------      -------  --------
Gain on sales.........     $ 1,143    $ 14,454      $   772  $ 16,369
                           =======    ========      =======  ========

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

NOTE 10. SUBSEQUENT EVENTS

In July 1999, the Partnership purchased the Stone Meadows land, 13.5 acres of unimproved land in Harris County, Texas, for $2.2 million from ART, including assumption of $974,000 in mortgage debt. The mortgage bears interest at 10.0% per annum, requires quarterly payments of principal and interest of $100,000 and matures in October 1999. The Partnership intends to build apartments on this land.

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 10. SUBSEQUENT EVENTS (Continued)

Also in July 1999, the Partnership received $1.3 million on the collection of a mortgage note receivable, including a $400,000 participation fee.

Further in July 1999, the Partnership obtained mortgage financing secured by the unencumbered 76 unit Bridgestone Apartments in Friendswood, Texas, in the amount of $2.1 million. The Partnership received net cash of $2.0 million after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $21,000 to BCM. The mortgage bears interest at 7.72% per annum, requires monthly payments of principal and interest of $15,144 and matures in August 1999.

                             ----------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS


Introduction

National Realty is a Delaware limited partnership formed on January 29, 1987, that owns and operates through the Operating Partnership, also a Delaware limited partnership, a portfolio of real estate and mortgage notes. Most of the Operating Partnership's properties were acquired in transactions consummated on September 18, 1987, pursuant to which National Realty acquired all of the assets and assumed all of the liabilities of 35 public and private limited partnerships.

Liquidity and Capital Resources

Cash and cash equivalents totaled $1.1 million at June 30, 1999, compared to $9.0 million at December 31, 1998. The principal reasons for this decrease in cash are discussed in the paragraphs below.

The General Partner has discretion in determining methods of obtaining funds for the Partnership's operations. The Partnership's governing documents place no limitation on the amount of leverage that the Partnership may incur either in the aggregate or with respect to any particular property or other investment.
At June 30, 1999, the aggregate loan-to-value ratio of the Partnership's real estate portfolio was 66.4%, computed on the basis of the ratio of total property-related debt to aggregate appraised values as of December 31, 1998, as compared with a loan-to-value ratio of 63.5% at December 31, 1998.

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

Liquidity and Capital Resources (Continued)

the Partnership's properties and other assets and proceeds from borrowings secured by the Partnership's properties or mortgage notes receivable. The Partnership expects that its cash on hand, cash flow from property operations together with externally generated funds will be sufficient to meet the Partnership's various cash needs in 1999, including, but not limited to, funding of lending commitments, the payment of distributions, debt service obligations coming due and property maintenance and improvements, as more fully discussed in the paragraphs below.

The Partnership's cash flow from property operations (rents collected less payments for property operating expenses) increased to $22.0 million in the six months ended June 30, 1999, from $21.2 million in the six months ended June 30, 1998. The increase is due to the payment in 1998 of $2.7 million in property level payables at December 31, 1997, and to the accrual in 1999 of $2.2 million in property level payables. These increases were partially offset by the sale of five apartments in 1999 and ten apartments and two commercial properties in 1998.

Interest collected on mortgage notes receivable increased to $5.0 million in the six months ended June 30, 1999, from $1.6 million in 1998. Of this increase, $3.6 million was due to the ART loan funded in 1998, $244,000 was due to the payoff of a loan that had matured in 1998 and for which interest was not recognized until it was collected and $262,000 was due to the collection of interest on the payoffs of three mortgage loans in 1999 for which interest was not due until the loans' payoff or maturity. These increases were partially offset by a decrease of $932,000 due to loans that were paid off in 1998 and $101,000 due to a loan modified in 1998 to only require interest be paid from the collateral property's cash flow.

Interest paid decreased to $13.1 million in the six months ended June 30, 1999, from $14.6 million in 1998. Of this decrease, $2.0 million was due to the sale of ten apartments and two commercial properties in 1998 and $1.4 million was due to loans paid off in 1998. These decreases were partially offset by an increase of $1.0 million due to properties refinanced, where the debt balance was increased or unencumbered properties financed in 1998 and 1999.

General and administrative expenses paid increased to $3.8 million in the six months ended June 30, 1999, from $3.5 million in 1998. The decrease was due to an increase in cost reimbursements to an affiliate of the General Partner, partially offset by a decrease in legal and other expenses due to the settlement of two lawsuits in 1998.

The Partnership paid a $948,000 incentive disposition fee to the General Partner in the six months ended June 30, 1999, related to the sale of Mesa Ridge Apartments. No such fee was paid in 1998.

In the first half of 1999, a total of $13.9 million was received on the collection of five mortgage notes receivable and partial paydown of another mortgage note receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

In January 1999, the Olde Towne Apartments in Middleton, Ohio, was sold for $4.6 million. Net cash of $4.4 million was received after the payment of various closing costs.

In February 1999, GCLP funded a $5.0 million unsecured loan to Davister Corp., which at June 30, 1999, owned approximately 15.8% of the outstanding shares of ART's common stock. The loan is guaranteed by an affiliate of the General Partner.

Also in February 1999, the Santa Fe Apartments in Kansas City, Missouri, was sold for $4.6 million. Net cash of $4.3 million was received after the payment of various closing costs.

Further in February 1999, the Mesa Ridge Apartments in Mesa, Arizona, was sold for $19.5 million. Net cash of $793,000 was received after the payment of various closing costs and remitting $17.8 million to the lender to hold in escrow pending a substitution of collateral. In May 1999, the Bavarian Woods Apartments and Westwood Shopping Center were approved as substitute collateral. Net cash of $7.8 million was received after paying off $7.2 million in mortgage debt secured by the Bavarian Woods Apartments and Westwood Shopping Center, funding required escrows and the payment of various closing costs on the two properties, and paying down $2.2 million on the Mesa Ridge debt, including a $133,000 prepayment penalty.

In February 1999, mortgage financing secured by the unencumbered 56 Expressway Office Building in Oklahoma City, Oklahoma, in the amount of $1.7 million was obtained. Net cash of $1.7 million was received after the payment of various closing costs.

Also in February 1999, mortgage financing secured by the unencumbered Melrose Business Park in Oklahoma City, Oklahoma, in the amount of $900,000 was obtained. Net cash of $870,000 was received after the payment of various closing costs.

In May 1999, mortgage financing secured by the unencumbered Pines Apartments in Little Rock, Arkansas, and by a $5.0 million note receivable in the amount of $4.0 million was obtained. Net cash of $3.9 million was received after the payment of various closing costs.

Also in May 1999, the Partnership purchased the 27,000 sq. ft. Cooley Office Building in Farmers Branch, Texas, for $3.5 million, paying $1.5 million in cash and obtained mortgage financing of $2.0 million.

In June 1999, mortgage financing secured by the unencumbered Stonebridge Apartments in Florissant, Missouri, in the amount of $3.0 million was obtained. Net cash of $2.9 million was received after the payment of various closing costs.

In June 1999, the Lake Houston land, 33.58 acres of undeveloped land in Harris County, Texas, was purchased for $2.5 million in cash. A

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

construction loan commitment in the amount of $13.7 million was obtained to construct a 312 unit apartment complex on the site. Construction costs are expected to approximate $16.7 million. Construction was begun in July and is expected to be completed in the second quarter of 2001.

In June 1999, the Barcelona Apartments in Tampa, Florida, was sold for $9.8 million. Net cash of $2.2 million was received after paying off $7.0 million in mortgage debt and the payment of various closing costs.

In July 1999, the Stone Meadows land, 13.5 acres of undeveloped land, zoned for apartments, in Harris County, Texas, was purchased for $2.2 million, from ART, including assumption of $974,000 in mortgage debt.

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

In 1997 and 1998, the Partnership funded a $3.8 million loan to Stratford & Graham Developers, LLC. The loan is secured by 1,485 acres of unimproved land in Riverside County, California. In the first half of 1999, the Partnership funded an additional $305,000, increasing the loan balance to $4.1 million.

Also in 1998 and the first half of 1999, the Partnership funded a $5.0 million loan commitment to JNC. The loan is secured by a second lien on 1,791 acres of land in Denton County, Texas, and a second lien on 220 acres of land in Tarrant County, Texas. In January 1999, the Partnership received a $1.3 million paydown on the loan, as discussed above.

Further in 1998 and the first half of 1999, GCLP funded $92.2 million of a $95.0 million loan commitment to ART. The loan is secured by: (1) second liens on an office building in Minnesota, three apartments in Mississippi and one in Texas and 130.54 acres of land in Texas; (2) the stock of ART Holdings, Inc., a wholly-owned subsidiary of ART that owns 3,308,525 National Realty units of limited partnership; and, (3) by the stock of NMC. In February 1999, GCLP received a $999,000 paydown on the loan. In July 1999, GCLP funded an additional $2.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

During 1998 and the first half of 1999, the Partnership funded a total of $26.0 million of a $52.5 million loan commitment to Centura Tower, Ltd. The loan is secured by a mortgage on 2.244 acres of land and a building under construction in Dallas, Texas. In July 1999 the Partnership funded an additional $4.9 million.

During 1998 and 1999, the Partnership funded a total of $2.1 million of a $2.2 million loan commitment to Varner Road Partners, L.L.C. The loan is secured by
129.77 acres of land in Riverside County, California, and a pledge of the stock of the borrower.

In 1997, 1998 and 1999, the Partnership funded $1.6 of a $2.1 million loan commitment to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by (1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns approximately 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux partners. In July 1999, the Partnership funded an additional $193,000.

In July 1999, the Partnership received a total of $2.5 million on the collection of two mortgage notes receivable, including accrued but unpaid interest.

In the first half of 1999, the Partnership paid distributions of $.25 per unit, or a total of $1.6 million.

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

Results of Operations

The Partnership reported net income of $13.1 million and $31.0 million for the three and six months June 30, 1999, including gains on sale of real estate totaling $8.7 million and $24.4 million. The Partnership had net income of $22.1 million and $22.6 million for the three and six months ended June 30, 1998, including gains on sale of real estate

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

totaling $28.6 million in each period. These and other factors contributing to the Partnership's net income are discussed in the following paragraphs.

Rents decreased to $23.1 million and $47.2 million in the three and six months ended June 30, 1999, from $26.9 million and $55.2 million in 1998. $4.3 million and $9.2 million of the decrease was due to the sale of six apartments in 1999 and ten apartments and two commercial properties in 1998. These decreases were partially offset by increases of $563,000 and $1.1 million due to increased rental rates at the Partnership's apartments. Rents are expected to continue to decrease during the remainder of 1999 as the Partnership continues to selectively sell properties.

Interest income increased to $4.8 million and $8.6 million in the three and six months ended June 30, 1999, from $1.3 million and $2.6 million in 1998. Increases of $4.0 million and $7.0 million were attributable to loans funded in 1998. These increases were partially offset by decreases of $264,000 and $799,000 due to loans paid off during 1998 and 1999. Interest income during the remainder of 1999 is expected to increase due to the funding of additional mortgage loans.

Interest expense decreased to $7.0 million and $14.1 million in the three and six months ended June 30, 1999, from $8.2 million and $16.9 million in 1998. Decreases of $603,000 and $1.4 million were due to loans paid off in 1998, and decreases of $902,000 and $2.1 million were due to the sale of a total of 18 properties, subject to debt, in 1998 and 1999. These decreases were partially offset by increases of $377,000 and $1.0 million due to interest expense recorded on borrowings secured by mortgages on two unencumbered apartments and two unencumbered commercial properties in 1999 and four unencumbered apartments and seven notes receivable in 1998, the refinancing of 47 of the GCLP apartments and the refinancing of mortgages in 1998 and 1999 where the loan balance was increased. Interest expense is expected to decline during the remainder of 1999 as a result of the refinancing of the GCLP properties at a lower interest rate and the expected continued sale of selected properties by the Partnership.

Deferred borrowing costs for the three and six months ended June 30, 1998, is the unamortized borrowing costs associated with the November 1992 financing of the GCLP properties on its refinancing in July 1998.

Depreciation, property taxes and insurance, utilities, property level payroll, repairs and maintenance and other operating expenses in the three and six months ended June 30, 1999, all declined from 1998 due to the sale of three apartments and two commercial properties in 1998 and three apartments in 1999. Property management fees approximated that of 1998. These costs are expected to continue to decrease during the remainder of 1999 as the Partnership continues to selectively sell properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

General and administrative expenses increased to $2.1 million and $4.0 million in the three and six months ended June 30, 1999, from $1.5 million and $3.6 million in 1998. The increases were due to increases of $806,000 and $793,000 in cost reimbursements to an affiliate of the General Partner, partially offset by decreases of $366,000 and $600,000 in legal fees as a result of the settlement of two lawsuits in 1998.

The Partnership paid a $948,000 incentive disposition fee to its General Partner in the six months ended June 30, 1999, related to the sale of Mesa Ridge Apartments. No such fee was paid in 1998.

In the three and six months ended June 30, 1999, gains on sale of real estate total $8.7 million and $24.4 million, were realized, $2.7 million on the sale of the Olde Towne Apartments in January 1999, $1.3 million on the sale of the Santa Fe Apartments in February 1999, $12.4 million on the sale of the Mesa Ridge Apartments in February 1999, $2.2 million on the sale of the Horizon East Apartments in April 1999, $2.6 million on the sale of the Lantern Ridge Apartments in April 1999 and $3.2 million on the sale of the Barcelona Apartments in June 1999. For the three and six months ended June 30, 1998, gains on sale of real estate total $28.6 million, were realized, $3.1 million on the sale of the Brookview Apartments in April 1998, $2.9 million on the sale of the Creekwood Apartments in April 1998, $772,000 on the sale of the Indian Meadows land in April 1998, $8.5 million on the sale of the Alexandria Apartments in May 1998, $1.1 million on the sale of the Countryside Plaza in June 1998 and a $12.2 million deferred gain on a prior year's property sale, on the payoff of the mortgage note receivable secured by such property in June 1998.

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


                          ----------------------------


                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits:


Exhibit
Number                                 Description
-------     --------------------------------------------------------------------

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



Date:     August 16, 1999        By:    /s/ Randall M. Paulson
     -------------------------      -----------------------------------
                                    Randall M. Paulson
                                    President


Date:     August 16, 1999        By:    /s/ Thomas A. Holland
     -------------------------      -----------------------------------
                                    Thomas A. Holland
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)

                             NATIONAL REALTY, L.P.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                      For the Quarter ended June 30, 1999



Exhibit
Number                                 Description
-------     --------------------------------------------------------------------

 27.0       Financial Data Schedule