Form 10-Q
period 1999-09-30
NATIONAL REALTY L P
filed 1999-11-12
CIK 819671

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

  [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR QUARTER ENDED SEPTEMBER 30, 1999

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

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Units of Limited Partner Interest                          6,321,524
                   (Class)                           (Outstanding at October 29, 1999)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

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

                             NATIONAL REALTY, L.P.

                          CONSOLIDATED BALANCE SHEETS

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
                                                       (dollars in thousands)
                      Assets
Real estate held for investment
  Land.............................................    $  37,462    $  39,400
  Buildings and improvements.......................      302,381      325,779
                                                       ---------    ---------
                                                         339,843      365,179
  Less--accumulated depreciation...................     (167,550)    (197,770)
                                                       ---------    ---------
                                                         172,293      167,409

Notes and interest receivable
  Performing (including $116,889 in 1999 and
   $62,357 in 1998 from affiliates)................      139,946      109,628
  Nonperforming....................................       13,936        6,807
                                                       ---------    ---------
                                                         153,882      116,435
  Less--allowance for estimated losses.............       (1,910)      (1,910)
                                                       ---------    ---------
                                                         151,972      114,525

Cash and cash equivalents..........................          705        9,025
Accounts receivable (including $8,748 in 1999 and
 $11,046 in 1998 from affiliates)..................       11,316       12,316
Prepaid expenses...................................          832        1,230
Escrow deposits and other assets (including $730 in
 1998 from affiliates).............................        7,146       20,506
Marketable equity securities of affiliate, (at
 market)...........................................        3,156        3,205
Deferred financing costs...........................        8,728        9,566
                                                       ---------    ---------
                                                       $ 356,148    $ 337,782
                                                       =========    =========

                             NATIONAL REALTY, L.P.

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
                                                       (dollars in thousands)
     Liabilities and Partners' Equity (Deficit)
Liabilities
  Notes and interest payable........................   $297,975      $358,100
  Accrued property taxes............................      4,923         7,121
  Accounts payable and other liabilities (including
   $1,114 in 1999 to affiliates)....................      2,407         1,757
  Tenant security deposits..........................      2,444         2,919
                                                       --------      --------
                                                        307,749       369,897

Commitments and contingencies

Partners' equity (deficit)
  General Partner...................................      1,242          (408)
  Limited Partners (6,321,524 units in 1999 and
   6,321,609 in 1998)...............................     44,271       (34,642)
  Unrealized gain on marketable equity securities of
   affiliate........................................      2,886         2,935
                                                       --------      --------
                                                         48,399       (32,115)
                                                       --------      --------
                                                       $356,148      $337,782
                                                       ========      ========


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             NATIONAL REALTY, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                     For the Three Months   For the Nine Months
                                      Ended September 30,   Ended September 30,
                                     ---------------------  -------------------
                                        1999       1998       1999      1998
                                     ---------- ----------  --------- ---------
                                      (dollars in thousands, except per unit)
Revenues
  Rents............................  $   21,884 $   26,036  $  69,039 $  81,197
  Interest.........................       4,610      1,861     13,182     4,464
                                     ---------- ----------  --------- ---------
                                         26,494     27,897     82,221    85,661
Expenses
  Interest.........................       7,324      6,572     21,398    23,483
  Deferred borrowing costs.........          --      2,607         --    10,346
  Depreciation.....................       1,951      2,618      6,051     7,432
  Property taxes & insurance.......       2,227      2,584      7,015     8,196
  Utilities........................       2,122      2,601      6,557     8,247
  Property-level payroll costs.....       1,404      1,656      3,972     4,944
  Repairs and maintenance..........       5,545      7,351     15,477    18,821
  Other operating expenses.........         777      1,022      2,755     3,365
  Property management fees.........       1,097      1,294      3,446     3,668
  General and administrative.......       1,529      1,524      5,492     5,075
  General partner incentive
   disposition fee.................         200         --      1,148        --
                                     ---------- ----------  --------- ---------
                                         24,176     29,829     73,311    93,577
                                     ---------- ----------  --------- ---------

Income (loss) from operations......       2,318     (1,932)     8,910    (7,916)
Gain on sale of real estate........      49,614      5,583     74,019    34,216
                                     ---------- ----------  --------- ---------
Net income.........................  $   51,932 $    3,651  $  82,929 $  26,300
                                     ========== ==========  ========= =========

Earnings per unit
Net income.........................  $     8.05 $      .57  $   12.86 $    4.08
                                     ========== ==========  ========= =========

Weighted average units of limited
 partner interest used in computing
 earnings per unit.................   6,321,525  6,321,622  6,321,533 6,322,528
                                     ========== ==========  ========= =========


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             NATIONAL REALTY, L.P.

             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                        Accumulated  Accumulated
                                                           Other      Partners'
                                    General  Limited   Comprehensive   Equity
                                    Partner  Partners     Income      (Deficit)
                                    -------  --------  ------------- -----------
                                     (dollars in thousands, except per unit)

Balance, January 1, 1999........... $ (408)  $(34,642)    $2,935      $(32,115)

Comprehensive income

  Unrealized (loss) on marketable
   equity securities of affiliate..     --         --        (49)          (49)
  Net income.......................  1,650     81,279         --        82,929
                                                                      --------
                                                                        82,880

Distributions ($.375 per unit).....     --     (2,366)        --        (2,366)
                                    ------   --------     ------      --------

Balance, September 30, 1999........ $1,242   $ 44,271     $2,886      $ 48,399
                                    ======   ========     ======      ========



  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             NATIONAL REALTY, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               For the Nine
                                                               Months Ended
                                                              September 30,
                                                            -------------------
                                                              1999      1998
                                                            --------  ---------
                                                               (dollars in
                                                                thousands)
Cash Flows From Operating Activities
  Rents collected.......................................... $ 69,404  $  78,897
  Interest collected.......................................    8,189      2,768
  Interest paid............................................  (19,707)   (22,145)
  Payments for property operations.........................  (40,974)   (50,765)
  General and administrative expenses paid.................   (4,228)    (5,045)
  Other....................................................     (173)        --
                                                            --------  ---------
    Net cash provided by operating activities..............   12,511      3,710

Cash Flows From Investing Activities
  Proceeds from sale of real estate........................  102,559     51,995
  Acquisition of real estate...............................   (7,248)        --
  Real estate improvements.................................  (13,092)    (1,650)
  Collections on notes receivable..........................   18,365     22,632
  Funding of notes receivable..............................  (83,310)   (24,539)
  General partner incentive disposition fee................   (1,148)        --
                                                            --------  ---------
    Net cash provided by investing activities..............   16,126     48,438

Cash Flows From Financing Activities
  Proceeds from notes payable..............................   53,376    327,057
  Payments on notes payable................................  (96,240)  (332,822)
  Escrow refunds...........................................    8,204         --
  Reimbursements from (advances to) affiliates.............    2,298     (7,319)
  Distributions to unitholders.............................   (2,366)    (2,373)
  Distributions to Garden Capital, L.P. general partners...     (934)    (1,098)
  Deferred financing costs.................................   (1,025)   (10,143)
  Deposits on pending financings...........................     (270)      (425)
                                                            --------  ---------
    Net cash (used in) financing activities................  (36,957)   (27,123)
                                                            --------  ---------
    Net increase (decrease) in cash and cash equivalents...   (8,320)    25,025

Cash and cash equivalents at beginning of period...........    9,025     17,180
                                                            --------  ---------
Cash and cash equivalents at end of period................. $    705  $  42,205
                                                            ========  =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             NATIONAL REALTY, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              For the Nine
                                                              Months Ended
                                                              September 30,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                                                               (dollars in
                                                               thousands)
Reconciliation of net income to net cash provided by
 operating activities

Net income................................................. $ 82,929  $ 26,300
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation.............................................    6,051     7,432
  Amortization of deferred borrowing costs.................    1,772     2,649
  Deferred borrowing costs written off.....................       --    10,346
  Gain on sale of real estate..............................  (74,019)  (34,216)
  (Increase) in other assets...............................   (1,678)   (2,273)
  (Increase) in interest receivable........................   (4,671)     (924)
  (Decrease) in interest payable...........................      (81)   (1,572)
  Increase (decrease) in other liabilities.................    2,208    (4,032)
                                                            --------  --------
    Net cash provided by operating activities.............. $ 12,511  $  3,710
                                                            ========  ========

Schedule of noncash financing activities:
  Unrealized gain (loss) on marketable equity securities... $    (49) $    172
  Notes payable assumed by buyer upon sale of properties...    6,776     8,584
  Conversion of note receivable to partnership interest....   22,678        --
  Note payable from acquisition of real estate.............      974        --



  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             NATIONAL REALTY, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

   The accompanying Consolidated Financial Statements of National Realty, L.P. and consolidated entities (the "Partnership") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").

   Certain balances for 1998 have been reclassified to conform to the 1999 presentation.

NOTE 2. ORGANIZATION

   National Realty, L.P. ("National Realty") is a limited partnership which commenced operations on September 18, 1987, when National Operating, L.P. (the "Operating Partnership" or "NOLP") acquired all of the assets and assumed all of the liabilities, of 35 public and private limited partnerships.

   National Realty is the sole limited partner of the Operating Partnership and owns 99% of the beneficial interest in the Operating Partnership. The general partner and owner of 1% of the beneficial interest in each of National Realty and the Operating Partnership is NRLP Management Corp. (the "General Partner" or "NMC"). NMC is a wholly-owned subsidiary of American Realty Trust, Inc. ("ART"), a publicly held real estate investment company. As of October 29, 1999, ART owned approximately 56.2% of National Realty's outstanding units of limited partner interest.

   In November 1992, the Partnership refinanced 52 of its apartments and a wraparound mortgage note receivable with a financial institution. To facilitate the refinancing, the Operating Partnership transferred those assets to Garden Capital, L.P. ("GCLP"). The Operating Partnership is the sole limited partner with a 99.3% limited partner interest in GCLP. GCLP transferred the acquired apartment net assets, in exchange for a 99% limited partner interest in single asset limited partnerships which were formed for the purpose of operating, refinancing and holding title to the apartments. Each of the remaining single asset limited partnerships has no significant assets other than an apartment encumbered by mortgage debt. Garden National Realty, Inc. ("GNRI"), a wholly-owned subsidiary of ART, is the .7% general partner of GCLP and 1% general partner of the single asset partnerships.

NOTE 3. EARNINGS PER UNIT

   Income per unit of limited partner interest (per "unit") is presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Income per unit is computed based upon the weighted average number of units outstanding during each period. The limited partners of National Realty have a 99% interest and the general partner, NMC, has a 1% interest in the net income, net loss and distributions of National Realty. National Realty is allocated 99% of the net income or net loss of NOLP, and the General Partner is allocated 1% of the net income or net loss of the Operating Partnership. The 1% General Partner interest in each of National Realty and the Operating Partnership is equal to a 1.99% interest on a combined basis. Accordingly, income per unit of limited partner interest is derived by multiplying the Partnership's net income by 98.01% and dividing the result by the weighted average number of units outstanding in each period.

                             NATIONAL REALTY, L.P.

NOTE 4. NOTES RECEIVABLE

   In January 1999, the Partnership collected in full a mortgage note receivable with a principal balance of $350,000. In May 1999, the Partnership collected in full a mortgage note receivable with a principal balance of $1.5 million. In both cases, the monies were applied to paydown a note payable partially secured by the mortgage notes.

   In July 1999, the Partnership received $1.3 million in full payment of a mortgage note receivable, including a $400,000 participation fee.

   In June 1999, a mortgage note receivable from an affiliate of JNC Enterprises, Ltd. ("JNC"), in the amount of $4.2 million, matured. The note is secured by (1) a first lien on approximately 450 acres of land in Huerfano County, Colorado, known as Cuchara Valley Mountain Ski Resort; (2) an assignment of a $2.0 million promissory note which is secured by approximately 2,623 acres of land in Taos County, New Mexico, known as Ski Rio Resort; and
(3) a pledge of all related partnership interests. In August 1999, the Partnership received a paydown of $2.3 million on the note receivable, a portion of the proceeds from the loan funding described in the following paragraph. In September 1999, the Partnership received a paydown of $1.0 million in exchange for extending the note's maturity to October 1999.

   In August 1999, the Partnership funded a $2.6 million loan to JNC. The loan is secured by second liens on a 3.55 acre parcel and a 1.2561 acre parcel of land in Dallas, Texas, and the personal guaranty of JNC's principal partner. The loan bears interest at 16.0% per annum and matures in February 2000. All principal and interest are due at maturity.

   Also in August 1999, a mortgage note receivable in the amount of $942,000 matured. The loan was secured by 4.5 acres of land in Abilene, Texas, collateral assignment of a $220,000 note receivable and the personal guarantees of the principal owners of the borrower. The loan bore interest at 14.0% per annum and all principal and interest were due at maturity. The borrower did not make the required payments of principal and interest and the loan is classified as nonperforming in the September 30, 1999 Consolidated Balance Sheet. The Partnership is negotiating a modification/extension with the borrower. If such negotiation is not successful, and the Partnership forecloses, it expects to incur no loss as the fair value of the collateral property, less estimated costs of sale, exceeds the carrying value of the note.

   During 1998, the Partnership funded a $1.8 million loan to Warwick of Summit Square, Inc. The loan is secured by a second lien on a shopping center in Rhode Island, by 100% of the stock of the borrower and by the personal guarantee of the principal shareholder of the borrower. The loan bears interest at 14.0% per annum and matures in December 1999. All principal and interest are due at maturity. During 1999, the Partnership funded an additional $314,000, increasing the loan balance to $2.1 million.

   During 1998 and through August 1999, the Partnership funded a total of $2.1 million of a $2.2 million loan commitment to Varner Road Partners, L.L.C. The loan is secured by 129.77 acres of land in Riverside County, California, and a pledge of the stock of the borrower. The loan bears interest at 15.0% per annum and matures in November 1999. All principal and interest are due at maturity.

   During 1998 and 1999, the Partnership funded a total of $31.0 million of a $52.5 million loan commitment to Centura Tower, Ltd ("Centura"). The loan was secured by 2.244 acres of land and an office building under construction in Farmers Branch, Texas. The loan bore interest at 12.0% per annum, required monthly payments based on net revenues after development of the land and building and matured in January 2003. In August 1999, the Partnership exercised a participation option included in the loan agreement. The Partnership

                             NATIONAL REALTY, L.P.

NOTE 4. NOTES RECEIVABLE (Continued)

obtained a combined 80% general and limited partnership interest in Centura in exchange for a $24.1 million capital contribution through conversion of a portion of the Partnership's note receivable. The $8.3 million balance of the note receivable continues as a loan to Centura from the Partnership, bears interest at a rate of 18.0% per annum, and is payable from cash flows of the project. Centura's other partners will earn a 12% preferred return on their respective capital accounts. In conjunction with the exercise of the participation, Centura obtained a construction loan commitment in the total amount of $30.0 million, which was finalized in October 1999. The loan bears interest at a variable rate, currently 9.4725% per annum, and matures in June 2001. Interest is payable monthly, with the first $2.0 million of interest being drawn from the loan proceeds. The loan is guaranteed by NOLP, NRLP, GCLP and Basic Capital Management, Inc, ("BCM"), an affiliate of the General Partner. In October 1999, Centura received its first draw of $5.0 million under the loan agreement. The Partnership consolidates Centura for financial statement purposes.

   In June 1998, the Partnership funded a $365,000 loan to RB Land & Cattle, L.L.C. The loan is secured by 7,200 acres of undeveloped land near Crowell, Texas, and the personal guarantee of the borrower. The loan bore interest at 10.0% per annum and matured in December 1998. All principal and interest were due at maturity. The borrower did not make the required payments and the loan was classified as nonperforming. The Partnership has begun foreclosure proceedings. The Partnership expects to incur no loss on foreclosure as the fair value of the collateral property, less estimated costs of sale, exceeds the carrying value of the note.

   In August 1998, the Partnership funded a $6.0 million loan to Centura Holdings, LLC, a subsidiary of Centura Tower, Ltd. The loan is secured by
6.4109 acres of land in Farmers Branch, Texas, bears interest at 15.0% per annum and matures in August 2000. All principal and interest are due at maturity. In February 1999, the Partnership funded an additional $37,500.

   Also in August 1998, the Partnership funded a $3.7 million loan to JNC. The loan was secured by a contract to purchase 387 acres of land in Collin County, Texas, and the personal guaranty of JNC's principal partner. The loan bore interest at 12.0% per annum and matured the earlier of termination of the purchase contract or February 1999. All principal and interest were due at maturity. This loan was cross-collateralized with the other JNC loans. In January 1999, ART purchased the contract from JNC and acquired the land. In connection with the purchase, GCLP funded $6.0 million on a then $95.0 million loan commitment to ART. A portion of the funds were used to payoff the $3.7 million JNC note to the Partnership, including accrued but unpaid interest, paydown $1.3 million on the JNC line of credit and paydown $820,000 of the JNC Frisco Panther Partners, Ltd. loan discussed below. See "Related Party."

   Further in August 1998, the Partnership funded a $635,000 loan to La Quinta Partners, LLC. The loan is secured by interest bearing accounts prior to being used as escrow deposits toward the purchase of a total of 956 acres of land in La Quinta, California. The loan bore interest at 10.0% per annum and matured in November 1998. All principal and interest were due at maturity. In November and December 1998, the Partnership received a total of $250,000 in principal paydowns. In the first quarter of 1999, the Partnership received an additional $25,000 paydown. In the second quarter of 1999, the loan was modified, increasing the interest rate to 15.0% per annum and extending the maturity date to November 1999. Accrued but unpaid interest was added to the principal balance, increasing it by $42,000 to $402,000.

   In 1997 and 1998, the Partnership funded a $3.8 million loan to Stratford & Graham Developers, L.L.C. The loan is secured by 1,485 acres of unimproved land in Riverside County, California. In the first nine months of 1999, the Partnership funded an additional $316,000, increasing the loan balance to $4.1 million. The loan bore interest at 15.0% per annum and matured in June 1999. All principal and interest were due at maturity. The borrower did not make the required payments at the loan's maturity and the loan was classified as

                             NATIONAL REALTY, L.P.

NOTE 4. NOTES RECEIVABLE (Continued)

nonperforming. The Partnership has begun foreclosure proceedings. No loss is expected on foreclosure as the fair value of the collateral property, less estimated costs of sale, exceeds the carrying value of the note.

   In October 1998, the Partnership funded three loans to JNC or affiliated entities. The first JNC loan of $1.0 million was secured by a second lien on
3.5 acres of land in Dallas, Texas, and the personal guaranty of JNC's principal partner. The loan bore interest at 14.0% per annum and matured in October 1999. All principal and interest were due at maturity. This loan was paid in full in July 1999. The second loan, also $1.0 million, was secured by a second lien on 2.92 acres of land in Dallas, Texas, and the personal guaranty of JNC's principal partner. The loan bore interest at 14.0% per annum and matured in October 1999. All principal and interest were due at maturity. This loan was paid in full in March 1999. The third loan, in the amount of $2.1 million, was to Frisco Panther Partners, Ltd. The loan is secured by a second lien on 408.23 acres of land in Frisco, Texas, and the personal guaranty of JNC's principal partner. The loan bears interest at 14.0% per annum and matured in October 1999. All principal and interest are due at maturity. This loan is cross-collateralized with the other JNC loans funded by the Partnership. In January 1999, the Partnership received a paydown of $820,000 on the Frisco Panther Partners, Ltd. loan, as discussed above.

   In March 1998, the Partnership ceased receiving the required payments on a $3.0 million note receivable secured by an office building in Dallas, Texas. In October 1998, the Partnership began foreclosure proceedings. In March 1999, the Partnership received payment in full, including accrued but unpaid interest.

   In December 1998, the Partnership funded $3.3 million of a $5.0 million loan commitment to JNC. The loan is secured by a second lien on 1,791 acres of land in Denton County, Texas, and a second lien on 220 acres of land in Tarrant County, Texas. The loan bears interest at 12.0% per annum and matures in December 1999. All principal and interest are due at maturity. The loan is cross-collateralized with the other JNC loans funded by the Partnership. In January 1999, the Partnership received a $1.3 million paydown. In the first half of 1999, the Partnership funded an additional $3.0 million, increasing the loan balance to $5.0 million.

   At December 1998, the Partnership's one wraparound mortgage note receivable was in default. The Partnership has been vigorously pursuing its rights regarding the loan. If the Partnership should be unsuccessful, and the underlying lien holder forecloses the collateral property, the Partnership will incur no loss in excess of previously established reserves.

   Related Party. In 1998 and the first nine months of 1999, GCLP funded $94.7 million of a then $95.0 million loan commitment to ART. The loan is secured by:
(1) second liens on an office building in Minnesota, three apartments in Mississippi and one in Texas, and 130.54 acres of land in Texas, (2) the stock of ART Holdings, Inc., a wholly-owned subsidiary of ART that owned 3,268,535 National Realty units of limited partnership as of October 29, 1999, and (3) the stock of NMC. The loan bears interest at 12.0% per annum, requires monthly payments of interest only and matures in November 2003. In September 1999, the board of GCLP approved an increase in the loan commitment to $125.0 million. In February 1999, GCLP received a $999,000 paydown on the loan. In October 1999, GCLP funded an additional $5.5 million and received a paydown of $150,000.

   In February 1999, GCLP funded a $5.0 million unsecured loan to Davister Corp., which at September 30, 1999, owned approximately 15.8% of the outstanding shares of ART's common stock. The loan bears interest at 12.0% per annum and matures in February 2000. All principal and interest are due at maturity. The loan is guaranteed by BCM.

   Beginning in 1997 and through January 1999, the Partnership funded a $1.6 million loan commitment to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by (1) a 100% interest in Bordeaux,

                             NATIONAL REALTY, L.P.

NOTE 4. NOTES RECEIVABLE (Continued)

which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of unimproved land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux partners. The loan bears interest at 14.0% per annum. Until November 1998, the loan required monthly payments of interest only at the rate of 12.0% per annum, with the deferred interest payable at maturity in January 1999. In November 1998, the loan was modified to allow payments based on monthly cash flow of the collateral property and the maturity date was extended to December 1999. In the second quarter of 1999, the loan was again modified, increasing the loan commitment to $2.1 million and the Partnership funded an additional $33,000. In the third quarter of 1999, the Partnership funded an additional $213,000. The property has had no cash flow, therefore, the Partnership ceased accruing interest in the second quarter of 1999. In October 1999, the Partnership received a $724,000 paydown on the loan, which was applied first to accrued but unpaid interest due of $261,000 then to principal, reducing the loan balance to $1.4 million. In October 1999, Richard D. Morgan, a Bordeaux shareholder, was elected a director of NMC, the General Partner of the Partnership.

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

   Also in February 1999, GCLP sold the 480 unit Mesa Ridge Apartments in Mesa, Arizona, for $19.5 million, receiving net cash of $793,000 after the payment of various closing costs, including a real estate brokerage commission of $585,000 to Carmel Realty and remitting $17.8 million to the lender to hold in escrow pending a substitution of collateral. In May 1999, the 259 unit Bavarian Woods Apartments and the 149,855 sq. ft. Westwood Shopping Center were approved by the lender as substitute collateral. GCLP received net cash of $7.8 million after paying off $7.2 million in mortgage debt secured by the Bavarian Woods Apartments and Westwood Shopping Center, funding required escrows and the payment of various closing costs on the two properties, and paying off $2.2 million of Mesa Ridge debt, including a $133,000 prepayment penalty. A gain of $12.4 million was recognized on the sale. NMC earned an incentive disposition fee of $948,000 in accordance with the partnership agreement.

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

   In May 1999, the Partnership purchased the 27,000 sq. ft. Cooley Office Building in Farmers Branch, Texas, for $3.5 million, paying $1.5 million in cash and obtaining mortgage financing of $2.0 million. The

                             NATIONAL REALTY, L.P.

NOTE 5. REAL ESTATE AND DEPRECIATION (Continued)

mortgage bears interest at a variable rate, currently 9.0% per annum, requires monthly payments of principal and interest of $17,875 and matures in May 2019. A real estate brokerage commission of $35,000 was paid to Carmel Realty.

   In June 1999, the Partnership purchased the Lake Houston land, a 33.58 acre parcel of unimproved land in Harris County, Texas, for $2.5 million in cash. A real estate brokerage commission of $75,000 was paid to Carmel Realty. The Partnership has obtained a construction loan in the amount of $13.7 million to develop a 312 unit apartment complex on the site. Construction costs are expected to approximate $16.7 million. Construction was begun in July 1999 and is expected to be completed in the third quarter of 2000. Through October 1999, the Partnership has invested $1.9 million in construction of the apartments and received $1.8 million in loan and escrow proceeds.

   Further in June 1999, GCLP sold the 368 unit Barcelona Apartments in Tampa, Florida, for $9.8 million, receiving net cash of $2.2 million after paying off $7.0 million in mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $294,000 to Carmel Realty. A gain of $3.2 million was recognized on the sale.

   In July 1999, the Partnership purchased the Stone Meadows land, a 13.5 acre parcel of unimproved land in Harris County, Texas, from ART, at its carrying cost of $2.2 million, paying $1.3 million in cash and assuming $974,000 in mortgage debt. The mortgage bore interest at 10.0% per annum, required quarterly payments of principal and interest of $100,000 and matured in October 1999. The mortgage was paid in full at maturity. The land was acquired as a future apartment development site.

   In August 1999, the Partnership sold the 152 unit Country Place Apartments in Round Rock, Texas, for $6.0 million, receiving net cash of $1.3 million after the payment of various closing costs, including a real estate brokerage commission of $179,000 paid to Carmel Realty. The purchaser assumed the $4.3 million mortgage secured by the property. A gain of $3.9 million was recognized on the sale. NMC earned an incentive disposition fee of $201,000 in accordance with the partnership agreement.

   Also in August 1999, the Partnership sold the 588 unit Lake Nora Apartments and the 336 unit Fox Club Apartments in Indianapolis, Indiana, to a single buyer for a total of $29.1 million. The Partnership received net cash of $2.7 million, after paying off $24.5 million in mortgage debt, including an $889,000 prepayment penalty, and the payment of various closing costs, including a real estate brokerage commission of $873,000 to Carmel Realty. A gain totaling $18.1 million was recognized on the sale.

   In September 1999, the Partnership sold the 409 unit Oakhollow Apartments and the 408 unit Windridge Apartments in Austin, Texas, to a single buyer for a total of $35.5 million. The Partnership received net cash of $7.8 million, after paying off $22.2 million in mortgage debt, including a $912,000 prepayment penalty, and the payment of various closing costs, including a real estate brokerage commission of $1.1 million paid to Carmel Realty. In conjunction with the sale, the Partnership provided $2.1 million in purchase money financing secured by limited partnership units in two limited partnerships owned by the buyer. The financing bears interest at 16.0% per annum, requires monthly payments of interest only at 6.0%, beginning in February 2000 and a $200,000 principal paydown in December 1999, and matures in August 2000. The Partnership has an option to obtain the buyer's general and limited partnership interests in full satisfaction of the financing. A gain of $27.7 million was recognized on the sale. NMC earned an incentive disposition fee of $239,000 in accordance with the partnership agreement, which was paid in October 1999.

                             NATIONAL REALTY, L.P.

NOTE 6. NOTES AND INTEREST PAYABLE

   In February 1999, the Partnership obtained mortgage financing secured by the unencumbered 54,649 sq. ft. 56 Expressway Office Building in Oklahoma City, Oklahoma, in the amount of $1.7 million, receiving net cash of $1.7 million after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $17,000 to BCM. The mortgage bears interest at a variable rate, currently 8.75% per annum, requires monthly payments of principal and interest of $15,000 and matures in February 2019.

   Also in February 1999, the Partnership obtained mortgage financing secured by the unencumbered 124,200 sq. ft. Melrose Business Park in Oklahoma City, Oklahoma, in the amount of $900,000, receiving net cash of $870,000 after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $9,000 to BCM. The mortgage bears interest at a variable rate, currently 8.75% per annum, requires monthly payments of principal and interest of $8,000 and matures in February 2019.

   In May 1999, the Partnership obtained mortgage financing secured by the unencumbered 257 unit Pines Apartments in Little Rock, Arkansas, and by a $5.0 million note receivable secured by second liens on two parcels of land in Denton County and Tarrant County, Texas, in the amount of $4.0 million. The Partnership received net cash of $3.9 million after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $40,000 to BCM. The mortgage bore interest at 14.0% per annum, required monthly payments of interest only and was scheduled to mature in May 2000. In September 1999, the Partnership refinanced the mortgage debt in the amount of $3.1 million. The Partnership used the net refinancing proceeds and cash of $1.1 million to pay off the $4.0 million of mortgage debt and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $31,000 to BCM. The new mortgage bears interest at a variable rate, currently 8.3% per annum, requires monthly payments of principal and interest of $24,552 and matures in April 2001.

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

   In July 1999, the Partnership obtained mortgage financing secured by the unencumbered 76 unit Bridgestone Apartments in Friendswood, Texas, in the amount of $2.1 million. The Partnership received net cash of $2.0 million after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $21,000 to BCM. The mortgage bears interest at 7.72% per annum, requires monthly payments of principal and interest of $15,144 and matures in August 2009.

   In August 1999, the Partnership refinanced the mortgage debt secured by the 102 unit Whispering Pines Apartments in Canoga Park, California, in the amount of $3.5 million, receiving net cash of $1.1 million after paying off $2.2 million in mortgage debt, the funding of required escrows and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $35,000 to BCM. The new mortgage bears interest at 7.84% per annum, requires monthly payments of principal and interest of $24,931 and matures in September 2009.

   In September 1999, the Partnership obtained mortgage financing secured by the unencumbered 209 unit Blackhawk Apartments in Indianapolis, Indiana, in the amount of $4.1 million. The Partnership received net cash of $4.0 million, after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $41,000 paid to BCM. The mortgage bears interest at a variable rate, currently 8.38% per annum, requires monthly payments of principal and interest of $32,923 and matures in April 2001.

                             NATIONAL REALTY, L.P.

NOTE 7. OPERATING SEGMENTS

   Significant differences among the accounting policies of the Partnership's operating segments as compared to the Partnership's consolidated financial statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to each of them based on their operating income and cash flow. The Partnership based reconciliation of expenses that are not reflected in the segments is $5.5 million and $5.1 million of general and administrative expenses for the nine months ended September 30, 1999, and 1998, respectively. There are no intersegment revenues and expenses, and the Partnership conducts all of its business within the United States.

   Presented below is operating income of each of the Partnership's reportable operating segments for the nine months ended September 30, and each segment's assets at September 30.

                                    Commercial
1999                                Properties Apartments Receivables  Total
----                                ---------- ---------- ----------- --------
Rents..............................  $ 7,303    $ 61,736   $     --   $ 69,039
Property operating expenses........    2,914      36,308         --     39,222
Interest income....................       --          --     12,860     12,860
Interest expense--notes
 receivable........................       --          --        784        784
                                     -------    --------   --------   --------
Operating income...................  $ 4,389    $ 25,428   $ 12,076   $ 41,893
                                     =======    ========   ========   ========

Depreciation.......................  $ 1,590    $  4,461   $     --   $  6,051
Interest on debt...................    1,875      18,739         --     20,614
Real estate improvements...........   11,615       1,477         --     13,092
Assets.............................   66,170     106,123    151,972    324,265

                                               Apartments              Total
Property sales:                                ----------             --------
Sales price...................................  $116,350              $116,350
Cost of sales.................................    42,331                42,331
                                                --------              --------
Gain on sales.................................  $ 74,019              $ 74,019
                                                ========              ========

                                    Commercial
1998                                Properties Apartments Receivables  Total
----                                ---------- ---------- ----------- --------
Rents..............................  $ 7,741    $ 73,456   $      -   $ 81,197
Property operating expenses........    3,689      43,552         --     47,241
Interest income....................       --          --      3,287      3,287
Interest expense--notes
 receivable........................       --          --      1,688      1,688
                                     -------    --------   --------   --------
Operating income...................  $ 4,052    $ 29,904   $  1,599   $ 35,555
                                     =======    ========   ========   ========

Depreciation.......................  $ 1,933    $  5,499   $     --   $  7,432
Interest on debt...................    2,962      20,521         --     23,483
Real estate improvements...........      394       1,256         --      1,650
Assets.............................   27,041     149,338     39,387    215,766

                                    Commercial
                                    Properties Apartments    Other     Total
Property sales:                     ---------- ---------- ----------- --------
Sales price........................  $17,932    $ 33,890   $    800   $ 52,622
Cost of sales......................   16,789      14,625         28     31,442
                                     -------    --------   --------   --------
Gain on sales......................  $ 1,143    $ 19,265   $    772   $ 21,180
                                     =======    ========   ========   ========

                             NATIONAL REALTY, L.P.

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

NOTE 10. SUBSEQUENT EVENTS

   In October 1999, the Partnership sold the 838 unit Tanglewood Apartments in Arlington Heights, Illinois, for $41.0 million. The Partnership received net cash of $8.4 million, after paying off $28.9 million in mortgage debt, including a $1.2 million prepayment penalty, and the payment of various closing costs, including a real estate brokerage commission of $1.1 million to Triad Realty, Inc., an affiliate of the General Partner. A gain will be recognized on the sale. NMC earned an incentive disposition fee of $706,000 in accordance with the partnership agreement.

   Also in October 1999, the Partnership collected in full a mortgage note receivable with a principal balance of $740,000.

   Further in October 1999, GCLP funded a $4.7 million loan to Realty Advisors, Inc., the corporate parent of BCM. The loan is secured by a pledge of 100% of Realty Advisors, Inc.'s interest in American Reserve Life Insurance Company. The loan bears interest at a variable rate, currently 10.25% per annum, and matures in November 2001. All principal and interest are due at maturity.

                               ----------------

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

Liquidity and Capital Resources

   Cash and cash equivalents totaled $705,000 at September 30, 1999, compared to $9.0 million at December 31, 1998. The principal reasons for this decrease in cash are discussed in the following paragraphs.

   The General Partner has discretion in determining methods of obtaining funds for the Partnership's operations. The Partnership's governing documents place no limitation on the amount of leverage that the Partnership may incur either in the aggregate or with respect to any particular property or other investment. At September 30, 1999, the aggregate loan-to-value ratio of the Partnership's real estate portfolio was 65.6%, computed on the basis of the ratio of total property-related debt to aggregate appraised values as of December 31, 1998, as compared with a loan-to-value ratio of 63.5% at December 31, 1998.

   The Partnership's principal sources of cash have been and will continue to be from property operations, collection of principal and interest on its mortgage notes receivable and externally generated funds. Externally generated funds include borrowings, proceeds from the sale of the Partnership's properties and other assets and proceeds from borrowings secured by the Partnership's properties or mortgage notes receivable. The Partnership expects that its cash on hand, cash flow from property operations together with externally generated funds will be sufficient to meet the Partnership's various cash needs, including, but not limited to, funding of lending commitments, distributions to unitholders, the payment of debt service obligations coming due and property maintenance and improvements, as more fully discussed in the paragraphs below.

   The Partnership's cash flow from property operations (rents collected less payments for property operating expenses) increased to $28.4 million in the nine months ended September 30, 1999, from $28.1 million in the nine months ended September 30, 1998. The increase was due to the payment in 1998 of $2.7 million in property level payables at December 31, 1997. This increase was partially offset by the sale of 11 apartments in 1999 and 10 apartments and two commercial properties in 1998.

   Interest collected on mortgage notes receivable increased to $8.2 million in the nine months ended September 30, 1999, from $1.8 million in 1998. Of this increase, $5.6 million was due to the ART loan, funding of which began in 1998 and has continued in 1999, $244,000 was due to the payoff of a loan that had matured in 1998 and for which interest was not being recognized until it was collected, $677,000 was due to a partial payment on a loan and $1.0 million was due to the collection of interest on the payoffs of six mortgage loans in 1999 for which interest was not due until the loans' payoff or maturity. These increases were partially offset by a decrease of $968,000 due to loans that were paid off in 1998 and $143,000 due to a loan modified in 1998 to only require interest be paid from the collateral property's cash flow.

   Interest paid decreased to $19.7 million in the nine months ended September 30, 1999, from $22.1 million in 1998. Of this decrease, $1.3 million was due to the sale of 11 apartments in 1999 and 10 apartments and two commercial properties in 1998 and $3.2 million was due to loans paid off in 1998. These decreases were partially offset by an increase of $2.1 million due to properties refinanced, where the debt balance was increased or unencumbered properties financed in 1998 and 1999 and $124,000 was due to properties acquired in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

   General and administrative expenses paid decreased to $4.2 million in the nine months ended September 30, 1999, from $5.0 million in 1998. The decrease was due to a decrease in legal and other expenses due to the settlement of two lawsuits in 1998 partially offset by an increase in cost reimbursements to BCM.

   The Partnership paid incentive disposition fees of $1.1 million to the General Partner in the nine months ended September 30, 1999, related to the sales of the Mesa Ridge Apartments and the Country Place Apartments. No such fee was paid in 1998.

   In the first nine months of 1999, a total of $18.4 million was received on the collection of seven mortgage notes receivable and partial paydowns of six other mortgage note receivables.

   In January 1999, the Olde Towne Apartments in Middleton, Ohio, was sold for $4.6 million. Net cash of $4.4 million was received after the payment of various closing costs.

   In February 1999, GCLP funded a $5.0 million unsecured loan to Davister Corp., which at September 30, 1999, owned approximately 15.8% of the outstanding shares of ART's common stock. The loan is guaranteed by BCM.

   Also in February 1999, the Santa Fe Apartments in Kansas City, Missouri, was sold for $4.6 million. Net cash of $4.3 million was received after the payment of various closing costs.

   Further in February 1999, the Mesa Ridge Apartments in Mesa, Arizona, was sold for $19.5 million. Net cash of $793,000 was received after the payment of various closing costs and remitting $17.8 million to the lender to hold in escrow pending a substitution of collateral. In May 1999, the Bavarian Woods Apartments and Westwood Shopping Center were approved as substitute collateral. Net cash of $7.8 million was received after paying off $7.2 million in mortgage debt secured by the Bavarian Woods Apartments and Westwood Shopping Center, funding required escrows and the payment of various closing costs on the two properties, and paying off $2.2 million of Mesa Ridge debt, including a $133,000 prepayment penalty.

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

   In April 1999, GCLP sold the 166 unit Horizon East Apartments in Dallas, Texas, for $4.0 million. Net cash of $1.2 million was received after paying off $2.6 million in mortgage debt and the payment of various closing costs.

   Also in April 1999, the Lantern Ridge Apartments in Richmond, Virginia, was sold for $3.4 million. Net cash of $880,000 was received after the payment of various closing costs and the purchaser's assumption of the $2.4 million mortgage debt.

   In May 1999, mortgage financing secured by the unencumbered Pines Apartments in Little Rock, Arkansas, and by a $5.0 million note receivable in the amount of $4.0 million was obtained. Net cash of $3.9 million was received after the payment of various closing costs. In September 1999, the mortgage debt was refinanced in the amount of $3.1 million. The net refinancing proceeds and cash of $1.1 million were used to payoff $4.0 million of mortgage debt and the payment of various closing costs.

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

   Also in June 1999, the Lake Houston land, a 33.58 acre parcel of unimproved land in Harris County, Texas, was purchased for $2.5 million in cash. A construction loan in the amount of $13.7 million was obtained enabling development of a 312 unit apartment complex on the site. Construction, expected to approximate $16.7 million in costs, was begun in July 1999 and completion is expected in the third quarter of 2000.

   Further in June 1999, the Barcelona Apartments in Tampa, Florida, was sold for $9.8 million. Net cash of $2.2 million was received after paying off $7.0 million in mortgage debt and the payment of various closing costs.

   In July 1999, the Stone Meadows land, a 13.5 acre parcel of unimproved land, in Harris County, Texas, was purchased from ART for $2.2 million, $1.3 million in cash and assuming $974,000 in mortgage debt. The mortgage was paid in full at its October 1999 maturity.

   Also in July 1999, mortgage financing secured by the unencumbered 76 unit Bridgestone Apartments in Friendswood, Texas, in the amount of $2.1 million was obtained. Net cash of $2.0 million was received after the payment of various closing costs.

   In August and September 1999, the Partnership received a total of $3.3 million in paydowns on a mortgage note receivable, and funded a $2.6 million mortgage loan.

   Also in August 1999, the Country Place Apartments in Round Rock, Texas, was sold for $6.0 million. Net cash of $1.3 million was received after the payment of various closing costs and the purchaser's assumption of the $4.3 million mortgage debt.

   Further in August 1999, the Lake Nora Apartments and the Fox Club Apartments in Indianapolis, Indiana, were sold for a total of $29.1 million. Net cash of $2.7 million was received after paying off $24.5 million in mortgage debt, the funding of required escrows and the payment of various closing costs.

   In September 1999, the Oakhollow Apartments and the Windridge Apartments in Austin, Texas, were sold for a total of $35.5 million. Net cash of $7.8 million was received after paying off $22.2 million in mortgage debt and the payment of various closing costs.

   Also in September 1999, mortgage financing secured by the unencumbered Blackhawk Apartments in Indianapolis, Indiana, in the amount of $4.1 million was obtained. Net cash of $4.0 million was received after the payment of various closing costs.

   In 1998, the Partnership funded a $6.0 million loan to Centura Holdings, LLC, a subsidiary of Centura Tower, Ltd. The loan is secured by 6.4109 acres of land in Dallas, Texas. In February 1999, the Partnership funded an additional $37,500.

   Also in 1998, the Partnership funded a $3.7 million loan to JNC. The loan was secured by a contract to purchase 387 acres of land in Collin County, Texas, and the personal guaranty of JNC's principal partner. In January 1999, ART purchased the contract from JNC and acquired the land. In connection with the purchase,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

GCLP funded an additional $6.0 million of a $95.0 million loan commitment to ART. A portion of the funds were used to payoff the $3.7 million JNC loan, including accrued but unpaid interest, paydown by $1.3 million of the JNC line of credit and paydown a portion of the JNC Frisco Panther Partners, Ltd. loan.

   In 1997 and 1998, the Partnership funded a $3.8 million loan to Stratford & Graham Developers, LLC. The loan is secured by 1,485 acres of unimproved land in Riverside County, California. In the first nine months of 1999, the Partnership funded an additional $316,000 increasing the loan balance to $4.1 million.

   Also in 1998 and the first nine months of 1999, the Partnership funded a $5.0 million loan commitment to JNC. The loan is secured by a second lien on 1,791 acres of land in Denton County, Texas, and a second lien on 220 acres of land in Tarrant County, Texas. In January 1999, the Partnership received a $1.3 million paydown on the loan, as discussed above.

   Further in 1998 and the first nine months of 1999, GCLP funded $94.7 million of a then $95.0 million loan commitment to ART. The loan is secured by: (1) second liens on an office building in Minnesota, three apartments in Mississippi and one in Texas and 130.54 acres of land in Texas; (2) the stock of ART Holdings, Inc., a wholly-owned subsidiary of ART that owns 3,268,535 National Realty units of limited partnership; and, (3) by the stock of NMC. In September 1999, the board of GCLP approved an increase in the loan commitment to $125.0 million. In February 1999, GCLP received a $999,000 paydown on the loan. In October 1999, GCLP funded an additional $5.5 million and received a paydown of $150,000.

   During 1998 and the first nine months of 1999, the Partnership funded a total of $31.0 million of a $52.5 million loan commitment to Centura Tower, Ltd. The loan is secured by a mortgage on 2.244 acres of land and a building under construction in Dallas, Texas. In August 1999, $24.1 million of the note and accrued but unpaid interest was converted to a partnership interest.

   During 1998 and 1999, the Partnership funded a total of $2.1 million of a $2.2 million loan commitment to Varner Road Partners, L.L.C. The loan is secured by 129.77 acres of land in Riverside County, California, and a pledge of the stock of the borrower.

   In 1997, 1998 and 1999, the Partnership funded $1.8 million of a $2.1 million loan commitment to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by (1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns approximately 6.5 acres of unimproved land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux partners. In October 1999, the Partnership received a paydown of $724,000.

   In July 1999, the Partnership received a total of $2.5 million on the collection of two mortgage notes receivable, including accrued but unpaid interest.

   In the first nine months of 1999, the Partnership paid distributions of $.375 per unit, or a total of $1.6 million.

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

Results of Operations

   The Partnership reported net income of $51.9 million and $82.9 million for the three and nine months ended September 30, 1999, including gains on sale of real estate of $49.6 million and $74.0 million. The Partnership had net income of $3.7 million and $26.3 million for the three and nine months ended September 30, 1998, including gains on sale of real estate of $5.6 million and $34.2 million. These and other factors contributing to the Partnership's net income are discussed in the following paragraphs.

   Rents decreased to $21.9 million and $69.0 million in the three and nine months ended September 30, 1999, from $26.0 million and $81.2 million in 1998. $4.3 million and $13.7 million of the decrease was due to the sale of 11 apartments in 1999 and 10 apartments and two commercial properties in 1998. These decreases were partially offset by increases of $249,000 and $1.1 million due to increased rental rates at the Partnership's apartments. Rents are expected to continue to decrease during the remainder of 1999 as the Partnership continues to selectively sell properties.

   Interest income increased to $4.6 million and $13.2 million in the three and nine months ended September 30, 1999, from $1.9 million and $4.5 million in 1998. Increases of $3.5 million and $10.7 million were attributable to loans funded in 1998 and 1999. These increases were partially offset by decreases of $150,000 and $1.1 million due to loans paid off during 1998 and 1999 and $710,000 and $836,000 due to decreases in short-term investments. Interest income during the remainder of 1999 is expected to increase due to additional funds on the ART line of credit.

   Interest expense decreased to $7.3 million and $21.4 million in the three and nine months ended September 30, 1999, from $6.6 million and $23.5 million in 1998. Decreases of $160,000 and $3.0 million were due to loans paid off in 1998, and decreases of $598,000 and $2.7 million were due to the sale of a total of 23 properties, subject to debt, in 1998 and 1999. These decreases were partially offset by increases of $133,000 and $147,000 on properties acquired in 1999 and $1.6 million and $3.3 million due to interest expense recorded on borrowings secured by mortgages on two unencumbered apartments and two unencumbered commercial properties in 1999 and four unencumbered apartments and seven notes receivable in 1998, the refinancing of 47 of the GCLP apartments and the refinancing of mortgages in 1998 and 1999 where the loan balance was increased. Interest expense is expected to decline during the remainder of 1999 as a result of the refinancing of the GCLP properties at a lower interest rate and the expected sale of selected properties.

   Deferred borrowing costs for the three and nine months ended September 30, 1998, is the unamortized borrowing costs associated with the November 1992 financing of the GCLP properties on their refinancing in July 1998.

   Depreciation, property taxes and insurance, utilities, property level payroll, repairs and maintenance, other operating expenses and property management fees in the three and nine months ended September 30, 1999, all declined from 1998 due to the sale of 10 apartments and two commercial properties in 1998 and 11 apartments in 1999. These costs are expected to continue to decrease during the remainder of 1999 as the Partnership continues to selectively sell properties.

   General and administrative expenses increased to $1.5 million and $5.5 million in the three and nine months ended September 30, 1999, from $1.5 million and $5.1 million in 1998. The nine month increase was

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

due to an increase of $1.2 million in cost reimbursements to an affiliate of the General Partner, partially offset by a decrease of $891,000 in legal fees as a result of the settlement of two lawsuits in 1998.

   The Partnership paid $200,000 and $1.1 million in incentive disposition fees to its General Partner in the three and nine months ended September 30, 1999, related to the sales of Mesa Ridge Apartments and Country Place Apartments. No such fees were paid in 1998.

   In the three and nine months ended September 30, 1999, gains on sale of real estate totaling $49.6 million and $74.0 million were realized, $2.7 million on the sale of the Olde Towne Apartments in January, $1.3 million on the sale of the Santa Fe Apartments and $12.4 million on the sale of the Mesa Ridge Apartments in February, $2.2 million on the sale of the Horizon East Apartments and $2.6 million on the sale of the Lantern Ridge Apartments in April, $3.2 million on the sale of the Barcelona Apartments in June, $3.9 million on the sale of Country Place Apartments and $18.1 million on the sale of Lake Nora Apartments and Fox Club Apartments in August and $27.7 million on the sale of Oakhollow Apartments and Windridge Apartments in September. For the three and nine months ended September 30, 1998, gains on sale of real estate totaling $5.6 million and $34.2 million, were realized; $3.1 million on the sale of the Brookview Apartments, $2.9 million on the sale of the Creekwood Apartments and $772,000 on the sale of the Indian Meadows land in April, $8.5 million on the sale of the Alexandria Apartments in May, $1.1 million on the sale of the Countryside Plaza in June, $1.7 million on the sale of Lakewood Park Apartments and $3.9 million on the sale of Royal Oaks Apartments in July and a $12.2 million deferred gain on a prior year's property sale, on the payoff of the mortgage note receivable secured by such property in June.

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

                           PART II--OTHER INFORMATION

ITEM 5. OTHER INFORMATION

 Proposed Transaction with American Realty Investors, Inc.

   On November 3, 1999, the Partnership and ART jointly announced the agreement of their respective Boards to combine, in a tax free exchange, the two entities into a new holding company to be named American Realty Investors, Inc. ("ARI"). Under the proposal, ARI will distribute shares of its common stock to ART stockholders and NRLP unitholders. NRLP unitholders, except for ART, would receive one share of ARI common stock for each unit of NRLP held. ART stockholders would receive .91 shares of ARI common stock for each share of ART held. ART preferred stock would convert into one share of preferred stock of ARI, having substantially the same rights as ART's preferred stock. The share exchange and merger are subject to a vote of stockholders/unitholders of both entities. Approval requires the vote of a majority of the unitholders holding a majority of the Partnership's outstanding units, and the vote of a majority of the stockholders holding a majority of ART's outstanding shares of common and preferred stock. As of November 3, 1999, ART owned approximately 56.2% of the outstanding units of the Partnership and BCM owned approximately 30.0% of the outstanding units of the Partnership and 56.9% of the outstanding shares of ART's common stock. A date for the special meeting of the stockholders/unitholders to vote on the merger proposal has not been set.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

   Exhibit
   Number  Description
   ------- -----------
   27.0    Financial Data Schedule

(b) Reports on Form 8-K:

     None.

                                 SIGNATURE PAGE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NATIONAL REALTY, L.P.

                                          By its General Partner:

                                          NRLP MANAGEMENT CORP.

Date: November 12, 1999                   By: /s/ Karl L. Blaha
  -------------------------                  ----------------------------------
                                             Karl L. Blaha
                                             President

Date: November 12, 1999                   By: /s/ Thomas A. Holland
  -------------------------                  ----------------------------------
                                             Thomas A. Holland
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

                             NATIONAL REALTY, L.P.

                                  EXHIBITS TO
                         QUARTERLY REPORT ON FORM 10-Q

                    For the Quarter ended September 30, 1999

 Exhibit                            Page
 Number        Description         Number
 ------- -----------------------   ------
 27.0    Financial Data Schedule