Form 10-Q/A
period 1999-09-30
NATIONAL REALTY L P
filed 1999-12-08
CIK 819671

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  FORM 10-Q/A

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

This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1999 as follows:


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Note 4. Notes Receivable - pages 9 - 12; and PART II - OTHER INFORMATION, Item 6. Exhibits and Reports on Form 8-K - page 24, to include Exhibit 2.0.

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

During 1998, the Partnership funded a $1.8 million loan to Warwick of Summit Square, Inc. ("Warwick"). The loan is secured by a second lien on a shopping center in Rhode Island, by 100% of the stock of the borrower and by the personal guarantee of the principal shareholder of the borrower. The loan bears interest at 14.0% per annum and matures in December 1999. All principal and interest are due at maturity. During 1999, the Partnership funded an additional $314,000, increasing the loan balance to $2.1 million. Richard D. Morgan is a Warwick shareholder.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

   Exhibit
   Number  Description
   ------- -----------
    2.0    Agreement and Plan of Reorganization, dated as of November 3, 1999 by and among American Realty Investors, Inc, National Realty L.P. and
           American Realty Trust, Inc.
   27.0    Financial Data Schedule

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

                                          By its General Partner:

                                          NRLP MANAGEMENT CORP.

Date: December 8, 1999                    By: /s/ Karl L. Blaha
  -------------------------                  ----------------------------------
                                             Karl L. Blaha
                                             President

Date: December 8, 1999                    By: /s/ Thomas A. Holland
  -------------------------                  ----------------------------------
                                             Thomas A. Holland
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

                             NATIONAL REALTY, L.P.

                                  EXHIBITS TO
                         QUARTERLY REPORT ON FORM 10-Q

                    For the Quarter ended September 30, 1999

 Exhibit                            Page
 Number        Description         Number
 ------- -----------------------   ------
  2.0    Agreement and Plan of
         Reorganization, dated
         as of November 3, 1999
         by and among American
         Realty Investors, Inc.,
         National Realty, L.P.
         and American Realty
         Trust, Inc.
 27.0    Financial Data Schedule