Form 10-K405
period 1999-12-31
NATIONAL REALTY L P
filed 2000-03-28
CIK 819671

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             --------------------

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1999

                         Commission File Number 1-9648

                             --------------------

                             National Realty, L.P.
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                            75-2163175
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

   10670 North Central Expressway,
       Suite 300, Dallas, Texas                                  75231
(Address of Principal Executive Offices)                       (Zip Code)

                                 (214) 692-4700
               Registrant's Telephone Number, Including Area Code

                             --------------------

          Securities Registered Pursuant to Section 12(b) of the Act:

         Title of each class                Name of each exchange on which
  Units of Limited Partner Interest                   registered
                                               American Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:
                                      NONE

                             --------------------


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes [X] No [ ].

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 3, 2000, the Registrant had 6,321,522 units of limited partner interest outstanding. Of the total units outstanding, 2,032,978 were held by other than those who may be deemed to be affiliates, for an aggregate value of $32,780,000 based on the last trade as reported on the American Stock Exchange on March 3, 2000. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.

                      Documents Incorporated by Reference:

                                      NONE

================================================================================

                                    INDEX TO

                           ANNUAL REPORT ON FORM 10-K


                                     PART I

                                                                            Page
                                                                            ----
Item 1.   Business........................................................    3

Item 2.   Properties......................................................    7

Item 3.   Legal Proceedings...............................................   24

Item 4.   Submission of Matters to a Vote of Security Holders.............   26


                                    PART II

Item 5.   Market for Registrant's Units of Limited Partner Interest and
            Related Security Holder Matters...............................   26

Item 6.   Selected Financial Data.........................................   28

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................   29

Item7A.   Quantitative and Qualitative Disclosures Regarding Market Risk..   38

Item 8.   Financial Statements and Supplementary Data.....................   40

Item 9.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...........................................   81


                                    PART III

Item 10.  General Partner of the Registrant and Executive Officers of the
            Registrant's General Partner..................................   81

Item 11.  Executive Compensation..........................................   85

Item 12.  Security Ownership of Certain Beneficial Owners and Management..   87

Item 13.  Certain Relationships and Related Transactions..................   88


                                    PART IV

Item 14.  Exhibits, Consolidated Financial Statements, Schedules and
            Reports on Form 8-K...........................................   91

Signature Page............................................................   94

                                     PART I

ITEM 1.   BUSINESS

General

National Realty, L.P. ("NRLP") is a Delaware limited partnership formed on January 29, 1987. Its primary business is owning and operating through National Operating, L.P., also a Delaware limited partnership ("NOLP"), a portfolio of real estate and financing real estate and real estate activities through investments in mortgage loans as more fully described in ITEM 2. "PROPERTIES-- Real Estate" and ITEM 2. "PROPERTIES--Mortgage Loans." Most of NRLP's properties were acquired in exchange transactions consummated on September 18, 1987, when NRLP acquired all of the assets, and assumed all of the liabilities, of 35 public and private limited partnerships. Unless earlier dissolved, in accordance with the provisions of NRLP's Agreement of Limited Partnership, the partnership will terminate December 31, 2086.

NOLP was formed on February 27, 1987, to facilitate compliance with recording and filing requirements by holding title to and operating the real estate owned by NRLP. NRLP and NOLP operate as an economic unit and, unless the context otherwise requires, all references herein to NRLP shall constitute references to NRLP and NOLP as a unit. NRLP is the sole limited partner of NOLP and owns a 99% beneficial interest in NOLP. In November 1992, NRLP refinanced 52 of the apartments in its real estate portfolio and the underlying debt of a wraparound mortgage note receivable with a financial institution. To facilitate such refinancing, NOLP transferred these assets to Garden Capital, L.P. ("GCLP"), a Delaware limited partnership. NOLP is the sole limited partner in GCLP. GCLP is the sole limited partner in the single asset limited partnerships which were formed for the purpose of acquiring, operating and holding title to the apartments and wraparound mortgage note transferred by NOLP.

The general partner, and owner of 1% of a beneficial interest in each of NRLP and NOLP, is NRLP Management Corp. ("NMC"), a Nevada corporation and wholly-owned subsidiary of American Realty Trust, Inc. ("ART"), a publicly held real estate company. The general partner and owner of a .7% beneficial interest in GCLP and a 1% beneficial interest in the GCLP single asset operating partnerships, is Garden National Realty, Inc. ("GNRI"), also a Nevada corporation and wholly-owned subsidiary of ART. As of March 3, 2000, ART owned approximately 55.4% of NRLP's outstanding units of limited partner interest. See
ITEM 12. "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

All decisions relating to the operation of NRLP, including the acquisition, disposition, improvement, financing or refinancing of NRLP's properties or other investments, are made by NMC. Basic Capital Management, Inc. ("BCM") performs certain administrative functions for NRLP, such as accounting services, mortgage servicing and portfolio review and analysis, on a cost reimbursement basis. BCM, or affiliates of BCM, also perform loan placement services, leasing services, real estate brokerage and property management services with respect to certain of NRLP's properties and may perform other services for NRLP for fees and commissions. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Karl L. Blaha, President and Director of NMC, the general partner of NRLP and NOLP, also serves as President of BCM, Income Opportunity Realty Investors, Inc. ("IORI") and Transcontinental Realty Investors, Inc. ("TCI") and as President and director of ART. Collene C. Currie, a Director of NMC, also serves as director of ART. The officers of NMC also serve as officers of BCM, IORI, TCI and ART. BCM provides advisory services to IORI, TCI and ART.

Since February 1, 1990, affiliates of BCM have provided property management services for NRLP's properties. Currently, Triad Realty Services, Ltd. ("Triad") provides such property management services. See "Management and Operations," below.

Proposed Transaction with American Realty Investors, Inc.
---------------------------------------------------------

On November 3, 1999, NRLP and ART jointly announced their agreement to combine, in a tax free exchange, under the ownership of a new company to be named American Realty Investors, Inc. ("ARI"). ARI will distribute shares of its common stock to ART stockholders and NRLP unitholders. NRLP unitholders, except for ART, will receive one share of ARI common stock for each unit of NRLP held. ART stockholders will receive .91 shares of ARI common stock for each share of ART common stock held. ART preferred stock will convert into one share of preferred stock of ARI, having substantially the same rights as ART's preferred stock. The share exchange and merger were subject to a vote of stockholders/unitholders of both entities. Approval required the vote of the unitholders holding a majority of NRLP's outstanding units, and the vote of the stockholders holding a majority of ART's outstanding shares of common and preferred stock. As of March 3, 2000, ART owned approximately 55.4% of the outstanding units of NRLP and BCM owned approximately 12.4% of the outstanding units of NRLP and 56.9% of the outstanding shares of ART's common stock. At special meetings held on March 21, 2000, the NRLP unitholders and ART stockholders approved the merger proposal. The merger is expected to be completed early in the second quarter of 2000.

Business Plan

NRLP's primary business is owning and operating a portfolio of real estate and financing real estate through mortgage loans. Information regarding NRLP's real estate portfolio is set forth in ITEM 2. "PROPERTIES--Real Estate" and Schedule III to the Consolidated Financial Statements, included in ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." In addition, NRLP owns interests in mortgage loans that were either funded by NRLP or that arose from the sale of NRLP properties which are secured by various commercial properties, land and partnership interests in income producing properties, as set forth in ITEM 2. "PROPERTIES--Mortgage Loans" and Schedule IV to the Consolidated Financial Statements included in ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

Management's business objectives are to increase asset values and to generate cash available for distribution to unitholders through aggressive management of NRLP's real estate and mortgage notes receivable portfolios. Management intends to curtail NRLP's lending activity to only those instances where it can take advantage of favorable interest rate spreads or profit participation opportunities or in conjunction with a property sale by providing purchase money financing. However, management's primary emphasis remains on capital appreciation rather than current income. NRLP has made quarterly distributions since the fourth quarter of 1993. In each quarter of 1999, NRLP declared a quarterly distribution of $.125 per unit or total distributions of $.50 per unit for a total of $3.2 million.

At the discretion of NMC, NRLP may, from time to time, acquire or sell properties and other assets, renovate or make improvements to properties, make additional investments or obtain additional or initial financing for its properties.

NMC is responsible for the establishment, implementation and modification of the business objectives and policies of NRLP, and, in general, the limited partners have no voting rights with respect to such matters. NRLP's primary business purpose is the ownership of improved, income-producing real estate, but NRLP may also conduct any business that may lawfully be conducted under the Delaware Revised Uniform Limited Partnership Act.

Management and Operations

Since February 1, 1990, affiliates of BCM have provided property management services to NRLP. Currently, Triad provides such property management services. Triad subcontracts with other entities for the property-level management services to NRLP. The general partner of Triad is BCM. The limited partners of Triad are Syntek West, Inc., a company owned by Gene E. Phillips, and Mr. Phillips. Triad subcontracts the property-level management and leasing of 12 of NRLP's commercial properties to Regis Realty, Inc. ("Regis"), which is a company owned by Syntek West. Regis is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad.

BCM performs administrative functions such as accounting services, mortgage servicing and portfolio review and analysis for NRLP on a cost reimbursement basis. Affiliates of BCM also perform loan placement services, leasing services and real estate brokerage, and other services for NRLP for fees and commissions.

Competition

The real estate business is highly competitive and NRLP competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS-- Certain Business Relationships,") some of which may have greater financial resources than NRLP. Management believes that success against such competition is dependent upon the geographic location of the property, the performance of the property managers in areas such as marketing, collection and control of operating expenses, the amount of new construction in the area, and the maintenance and appearance of the property. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of units and management's ability to provide a community atmosphere for the tenants. Management believes that beyond general economic circumstances and trends, the rate at which properties are renovated or the rate new properties are developed in the vicinity of each of NRLP's properties are also competitive factors.

To the extent that NRLP seeks to sell any of its properties, the sales prices for such properties may be affected by competition from other real estate entities and financial institutions also attempting to sell their properties located in areas in which NRLP's properties are located, as well as aggressive buyers attempting to penetrate or dominate a particular market.

As described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS-- Certain Business Relationships," the officers and certain directors of NMC are also officers and directors of ART and other entities, each of which has business objectives similar to NRLP's. These directors and officers owe fiduciary duties to such other entities and NRLP under applicable law.

In addition, NRLP also competes with other entities that are affiliates of BCM or for which BCM acts as advisor, and which have investment objectives similar to NRLP's and that may compete with NRLP in purchasing, selling, leasing and financing real estate and real estate related investments. In resolving any potential conflicts of interest which may arise, BCM has informed NRLP that it intends to continue to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

Special Considerations Relating to Investments in Real Estate

NRLP is subject to all of the risks incident to the ownership of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include changes in general or local economic conditions, changes in interest rates and the availability of permanent mortgage financing which may render the sale or refinancing of a property difficult or unattractive and which may make debt service burdensome, changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent

Special Considerations Relating to Investments in Real Estate
(Continued)

controls, floods, earthquakes, hurricanes and other acts of God and other factors beyond the control of management. The illiquidity of real estate investments may also impair management's ability to respond promptly to changing circumstances. Management believes that such risks are partially mitigated by the diversification by geographic region and property type of NRLP's real estate and mortgage notes receivable portfolios. However, to the extent that new property investments or mortgage lending is concentrated in any particular region or property type, the advantages of diversification may be mitigated.


ITEM 2.   PROPERTIES

NRLP's principal offices are located at 10670 North Central Expressway, Suite 300, Dallas, Texas 75231 and are, in the opinion of management, suitable and adequate for its present operations.

Details of NRLP's real estate and mortgage notes receivable portfolios at December 31, 1999, are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements included in ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning NRLP's real estate and mortgage notes receivable portfolios.

NRLP's real estate consists of properties purchased and properties obtained through foreclosure of mortgage notes. The discussion set forth below under the heading "Real Estate" provides certain summary information concerning NRLP's real estate. NRLP owns 42 apartments, 13 commercial properties (seven office buildings and six shopping centers) and four parcels of unimproved land in all geographic regions of the United States, except for the Northeast, as shown more specifically in the table under "Real Estate" below. NRLP also holds mortgage notes receivable secured by real estate in all geographic regions of the United States, except the Pacific and Mountain regions.

At December 31, 1999, two NRLP assets, the Centura Tower Office Building and the ART note receivable, each exceeded 10% of NRLP's total assets. At December 31, 1999, 49% of NRLP's assets consisted of real estate and 44% consisted of mortgage notes and interest receivable. The remaining 7% of its assets, consisted of cash, cash equivalents and other assets. The percentage of NRLP's assets invested in any one category is subject to change and no assurance can be given that the future composition of NRLP's assets will approximate the percentages listed above.

Geographic Regions

NRLP has divided the United States into the following six geographic regions.

Northeast region comprised of the states of Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont, and the District of Columbia. NRLP has no properties in this region.

Southeast region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. NRLP has 10 apartment complexes and 4 commercial properties in this region.

Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas. NRLP has 18 apartment complexes and 2 commercial properties in this region.

Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West Virginia and Wisconsin. NRLP has 20 apartment complexes and 1 commercial property in this region.

Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah and Wyoming. NRLP has 2 apartment complexes and 1 commercial property in this region.

Pacific region comprised of the states of Alaska, California, Hawaii, Oregon and Washington. NRLP has 3 apartment complexes and 3 commercial properties in this region.

Excluded from above are four parcels of unimproved land, as described below.

Real Estate

At December 31, 1999, NRLP owned 59 properties located in 19 states, consisting of 42 apartments with a total of 9,441 units, 13 commercial properties (seven office buildings with an aggregate of 805,172 sq. ft. and six shopping centers with an aggregate of 724,948 sq. ft.) and four parcels of unimproved land.

All but six of NRLP's properties are encumbered by mortgage debt. Generally, the ability to make debt service payments under a mortgage loan will be dependent upon the performance of the property, which is subject to the risks associated with real estate investments, many of which are beyond the control of management. In the event of default under one of these mortgages, the property securing such mortgage would be subject to foreclosure. Most of NRLP's borrowings are subject to substantial "balloon" payments at maturity.

Detailed information with respect to individual NRLP properties and associated debt is set forth in Schedule III to the Consolidated Financial Statements included in ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

Although NRLP has typically invested in developed real estate, it may also invest in new construction or development either directly or in partnership with nonaffiliated parties or affiliates. To the extent that it invests in construction and development projects, NRLP will be subject to business risks, such as cost overruns and construction delays, associated with such higher risk projects.

In 1999, NRLP completed construction of Centura Tower, a 410,901 sq. ft. office building in Farmers Branch, Texas, and at December 31, 1999, had under construction Lake Shore Villas, a 312 unit apartment in Harris County, Texas.

The following table sets forth the percentages, by property type and geographic region, of NRLP's owned real estate (excluding four land parcels, described below) at December 31, 1999.

                          Commercial
Region       Apartments   Properties
-----------  -----------  -----------
Southeast..        19.9%        23.0%
Southwest..        40.2         40.3
Midwest....        27.6         20.1
Mountain...         7.7          3.0
Pacific....         4.6         13.6
                  -----        -----
                  100.0%       100.0%
                  =====        =====

The foregoing table is based solely on the number of apartment units and amount of commercial square footage owned and does not reflect the value of NRLP's investment in each geographic region. See Schedule III to the Consolidated Financial Statements included in ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a detailed description of NRLP's real estate.

A summary of the activity in NRLP's owned real estate portfolio during 1999 is as follows:

Owned properties at January 1, 1999.............   66
Property under construction.....................    1
Properties purchased............................    3
Properties obtained through foreclosure.........    2
Properties obtained through conversion of note
     receivable.................................    2
Properties sold.................................  (15)
                                                  ---
Owned properties at December 31, 1999...........   59
                                                  ===

Set forth below are NRLP's owned properties at December 31, 1999, and the monthly rental rate for apartments and the average annual rental rate for commercial properties and the occupancy of both at December 31, 1999, 1998 and 1997:

                                                                     Rent Per Square Foot    Occupancy %
                                                                     --------------------  ----------------
Property                  Location          Units/Square Footage      1999   1998   1997   1999  1998  1997
--------------------  -----------------  --------------------------  ------  -----  -----  ----  ----  ----
Apartments
Arlington Place       Pasadena, TX       230 units/ 205,476 sq. ft.   $ .65  $ .64  $ .63    98    98    95
Bent Tree             Addison, TX        292 units/ 244,480 sq. ft.     .71    .73    .70    96    93    96
Blackhawk             Ft. Wayne, IN      209 units/ 190,520 sq. ft.     .56    .57    .54    95    94    96
Bridgestone           Friendswood, TX    76 units/ 65,519 sq. ft.       .68    .67    .64    91    97    99
Candlelight Square    Lenexa, KS         119 units/ 114,630 sq. ft.     .60    .61    .58    95    96    94
Chalet I              Topeka, KS         162 units/ 131,791 sq. ft.     .64    .65    .62    95    97    96
Chalet II             Topeka, KS         72 units/ 49,164 sq. ft.       .68    .70    .68    95    91    93
Chateau               Bellevue, NE       115 units/ 99,220 sq. ft.      .69    .71    .69    96    94    95
Club Mar              Sarasota, FL       248 units/ 230,180 sq. ft.     .65    .65    .61    92    93    99
Confederate Point     Jacksonville, FL   206 units/277,860 sq. ft.      .58    .58    .46    94    93    91
Covered Bridge        Gainesville, FL    176 units/ 171,416 sq. ft.     .66    .64    .64    96    97    98
Fair Oaks             Euless, TX         208 units/ 166,432 sq. ft.     .66    .65    .61    96    93    96
Four Seasons          Denver, CO         384 units/ 254,900 sq. ft.     .91    .86    .80    95    96    98
Foxwood               Memphis, TN        220 units/ 212,000 sq. ft.     .55    .57    .54    81    90    94
Hidden Valley         Grand Rapids, MI   176 units/ 260,970 sq. ft.     .55    .54    .52    94    96    96
Kimberly Woods        Tucson, AZ         279 units/ 249,678 sq. ft.     .57    .59    .57    93    92    92
La Mirada             Jacksonville, FL   320 units/ 341,400 sq. ft.     .54    .52    .51    94    99    91
Lake Shore Villas     Harris County, TX  312 units/ 259,176 sq. ft.      **     **     **    **    **    **
Mallard Lake          Greensboro, NC     336 units/ 295,560 sq. ft.     .62    .64    .63    93    91    93
Nora Pines            Indianapolis, IN   254 units/ 254,676 sq. ft.     .60    .60    .59    93    95    92
Oak Tree              Grandview, MO      189 units/ 160,591 sq. ft.     .59    .60    .57    95    99    95
Pheasant Ridge        Bellevue, NE       264 units/ 243,960 sq. ft.     .60    .62    .61    94    89    93
Pines                 Little Rock, AR    257 units/ 221,981 sq. ft.     .44    .42    .41    91    92    90
Place One             Tulsa, OK          407 units/ 302,263 sq. ft.     .59    .58    .57    94    93    92
Quail Point           Huntsville, AL     184 units/ 202,602 sq. ft.     .45    .44    .42    90    89    91
Regency               Lincoln, NE        106 units/ 111,700 sq. ft.     .64    .67    .63    88    87    98
Rockborough           Denver, CO         345 units/ 249,723 sq. ft.     .82    .80    .73    94    94    94
Shadowood             Addison, TX        184 units/ 134,616 sq. ft.     .76    .76    .74    95    94    96
Sherwood Glen         Urbandale, IA      180 units/ 143,745 sq. ft.     .76    .79    .77    93    90    94
Stonebridge           Florissant, MO     100 units/ 140,576 sq. ft.     .46    .46    .45    94    95   100
Summerwind            Reseda, CA         172 units/ 114,711 sq. ft.     .98    .93    .90    99    97    96
Sun Hollow            El Paso, TX        216 units/ 156,000 sq. ft.     .65    .66    .65    94    93    97
Timber Creek          Omaha, NE          180 units/ 162,252 sq. ft.     .70    .70    .66    93    97    95
Villa Del Mar         Wichita, KS        162 units/ 128,004 sq. ft.     .59    .60    .58    85    92    97
Villas                Plano, TX          208 units/ 156,632 sq. ft.     .81    .80    .77    96    94    98
Whispering Pines      Canoga Park, CA    102 units/ 61,671 sq. ft.     1.08   1.05   1.01    93    93    94
Whispering Pines      Topeka, KS         320 units/ 299,264 sq. ft.     .52    .51    .49    94    95    95
Windtree I & II       Reseda, CA         159 units/ 109,062 sq. ft.     .97    .93    .90    98    95    96
Woodhollow            San Antonio, TX    546 units/ 348,692 sq. ft.     .64    .64    .63    76    82    92
Woodlake              Carrollton, TX     256 units/ 210,208 sq. ft.     .77    .77    .73    96    97    98
Woodsong II           Smyrna, GA         190 units/ 207,460 sq. ft.     .57    .56    .54    96    99    96
Woodstock             Dallas, TX         320 units/ 222,112 sq. ft.     .65    .63    .60    96    95    92

Office Buildings
56 Expressway         Oklahoma City, OK  54,649 sq. ft.                7.92   9.53   8.64    78    91    94

                                                                     Rent Per Square Foot    Occupancy %
                                                                     --------------------  ----------------
Property                             Location       Square Footage    1999   1998   1997   1999  1998  1997
------------------------------  ------------------  ---------------  ------  -----  -----  ----  ----  ----
Office Buildings - Continued
Centura Tower                   Farmers Branch, TX  410,901 sq. ft.       *      *      *     *     *     *
Cooley Building                 Farmers Branch, TX  27,000 sq. ft.     9.00      *      *   100     *     *
Executive Court                 Memphis, TN         41,840 sq. ft.    13.22  10.64   9.79   100    96    96
Marina Playa                    Santa Clara, CA     124,322 sq. ft.   23.80  21.55  20.54    96    97   100
Melrose Business Park           Oklahoma City, OK   124,200 sq. ft.    2.73   3.03   2.88    86    80    93
University Square               Anchorage, AK       22,260 sq. ft.    13.26  13.83  14.07    97    81   100

Shopping Centers
Cross County Mall               Mattoon, IL         307,064 sq. ft.    6.05   4.99   4.88    94    90    89
Cullman                         Cullman, AL         92,466 sq. ft.     3.98   3.91   3.87    98    98    97
Harbor Plaza                    Aurora, CO          45,863 sq. ft.    12.03   9.86   9.44    84    86    94
Katella Plaza                   Orange, CA          62,290 sq. ft.     6.18   9.79   9.20    66    71    71
Regency Point                   Jacksonville, FL    67,410 sq. ft.    12.51  12.36  12.07    99    91    83
Westwood                        Tallahassee, FL     149,855 sq. ft.    6.68   6.77   6.44   100    93    93

Land
Centura Holdings                Farmers Branch, TX  6.4109 acres
Varner Road                     Riverside, CA       127.77 acres
Willow Springs                  Riverside, CA       1,485 acres
Woolley                         Farmers Branch, TX  .4179 acres

*  Property was purchased in 1999.
** Property was under construction at December 31, 1999.

Occupancy presented here and throughout ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

NRLP owns a fee simple interest in each property except for the Katella Plaza Shopping Center in Orange, California, in which NRLP owns a long-term leasehold interest. Such leasehold interest permits some potential for capital appreciation and marketability.

In January 1999, the 199 unit Olde Towne Apartments in Middleton, Ohio, was sold for $4.6 million. GCLP received net cash of $4.4 million after the payment of various closing costs, including a real estate brokerage commission of $136,000 to Carmel Realty, Inc. ("Carmel"), an affiliate of BCM. A gain of $2.7 million was recognized on the sale.

In February 1999, the unencumbered 54,649 sq. ft. 56 Expressway Office Building in Oklahoma City, Oklahoma, was financed in the amount of $1.7 million. NRLP received net cash of $1.7 million after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $17,000 to BCM. The mortgage bears interest at a variable rate, currently 9.25% per annum, requires monthly payments of principal and interest of $15,000 and matures in February 2019.

Also in February 1999, the unencumbered 124,200 sq. ft. Melrose Business Park Office Building in Oklahoma City, Oklahoma, was financed in the amount of $900,000. NRLP received net cash of $870,000 after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $9,000 to BCM. The mortgage bears interest at a variable rate, currently 9.25% per annum, requires monthly payments of principal and interest of $8,000 and matures in February 2019.

Further in February 1999, the 225 unit Santa Fe Apartments in Kansas City, Missouri, was sold for $4.6 million. GCLP received net cash of $4.3 million after the payment of various closing costs, including a real estate brokerage commission of $137,000 to Carmel. A gain of $1.3 million was recognized on the sale.

In February 1999, the 480 unit Mesa Ridge Apartments in Mesa, Arizona, was sold for $19.5 million. GCLP received net cash of $793,000 after the payment of various closing costs, including a real estate brokerage commission of $585,000 to Carmel and remitted $17.8 million to the lender to hold in escrow pending a substitution of collateral. In May 1999, the 259 unit Bavarian Woods Apartments and the 149,855 sq. ft. Westwood Shopping Center were approved by the lender as substitute collateral. GCLP received net cash of $7.8 million after paying off a total of $7.2 million in mortgage debt secured by the Bavarian Woods Apartments and Westwood Shopping Center, funding required escrows and the payment of various closing costs, and paying down by $2.2 million the debt, including a $133,000 prepayment penalty, formerly secured by the Mesa Ridge Apartments. A gain of $12.3 million was recognized on the sale. NMC earned an incentive disposition fee of $948,000 from the sale in accordance with the NRLP partnership agreement.

In April 1999, the 166 unit Horizon East Apartments in Dallas, Texas, was sold for $4.0 million. GCLP received net cash of $1.2 million after paying off $2.6 million in mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $79,000 to Carmel. A gain of $2.2 million was recognized on the sale.

Also in April 1999, the 120 unit Lantern Ridge Apartments in Richmond, Virginia, was sold for $3.4 million. GCLP received net cash of $880,000 after the payment of various closing costs, including a real estate brokerage commission of $103,000 to Carmel. The purchaser assumed the $2.4 million mortgage secured by the property. A gain of $2.6 million was recognized on the sale.

In May 1999, the 27,000 sq. ft. Cooley Office Building in Farmers Branch, Texas, was purchased for $3.5 million. NRLP paid $1.5 million in cash and obtained mortgage financing of $2.0 million. The mortgage bears interest at a variable rate, currently 9.5% per annum, requires monthly payments of principal and interest of $17,875 and matures in May 2019. A real estate brokerage commission of $35,000 was paid to Carmel.

Also in May 1999, NRLP obtained mortgage financing secured by the unencumbered 257 unit Pines Apartments in Little Rock, Arkansas, and by a $5.0 million note receivable secured by second liens on two parcels of land, one in Denton County and the other in Tarrant County, Texas, in the amount of $4.0 million. NRLP received net cash of $3.9 million after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $40,000 to BCM. In September 1999, the mortgage debt was refinanced in the amount of $3.1 million. NRLP used the net refinancing proceeds and cash of $1.1 million to pay off the $4.0 million of mortgage debt and pay various closing costs, including a mortgage brokerage and equity refinancing fee of $31,000 to BCM. The new mortgage bears interest at a variable rate, currently 8.4% per annum, requires monthly payments of principal and interest of $24,552, matures in April 2001 and is secured only by the Pines Apartments.

Further in May 1999, the remaining interest in a ground lease under the Westwood Shopping Center was purchased by NRLP for $536,000 in cash. A real estate brokerage commission of $15,000 was paid to Carmel.

In June 1999, the Lake Houston land, a 33.58 acre parcel of unimproved land in Harris County, Texas, was purchased by NRLP for $2.5 million in cash. A real estate brokerage commission of $75,000 was paid to Carmel. NRLP has obtained a construction loan in the amount of $13.7 million to construct the 312 unit Lake Shore Villas Apartments on the site. Construction costs are expected to approximate $16.7 million. Construction began in July 1999 and is expected to be completed in the third quarter of 2000. Through December 31, 1999, $5.4 million has been expended on construction of the apartments, of which $4.2 million was from the construction loan. The construction loan bears interest at a variable rate, currently 8.73% per annum, and is payable monthly from the construction loan and matures in June 2001.

Also in June 1999, the unencumbered 100 unit Stonebridge Apartments in Florissant, Missouri, was financed in the amount of $3.0 million. NRLP received net cash of $2.9 million after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $30,000 to BCM. The mortgage bears interest at 8.33% per annum, requires monthly payments of principal and interest of $23,814 and matures in July 2002.

Further in June 1999, the 368 unit Barcelona Apartments in Tampa, Florida, was sold for $9.8 million. GCLP received net cash of $2.2 million after paying off $7.0 million in mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $294,000 to Carmel. A gain of $3.2 million was recognized on the sale.

In July 1999, the Stone Meadows land, a 13.5 acre parcel of unimproved land in Harris County, Texas, was purchased from ART, at ART's carrying cost of $2.2 million. NRLP paid $1.2 million in cash and assumed the existing mortgage of $974,000, which was paid off at its maturity in October 1999. NRLP acquired the land as an apartment development site. After further review, management determined not to develop apartments on the site. In December 1999, the land was sold for $1.8 million. NRLP received net cash of $1.6 million after the payment of various closing costs. A loss of $505,000 was recognized on the sale.

Further in July 1999, the unencumbered 76 unit Bridgestone Apartments in Friendswood, Texas, was financed in the amount of $2.1 million. NRLP received net cash of $2.0 million after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $21,000 to BCM. The mortgage bears interest at 7.72% per annum, requires monthly payments of principal and interest of $15,144 and matures in August 2009.

In August 1999, the 152 unit Country Place Apartments in Round Rock, Texas, was sold for $6.0 million. NRLP received net cash of $1.3 million after the payment of various closing costs, including a real estate brokerage commission of $179,000 to Carmel. The purchaser assumed the $4.3 million mortgage secured by the property. NMC received an incentive disposition fee of $201,000 from the sale, in accordance with the NRLP partnership agreement. A gain of $3.9 million was recognized on the sale.

Also in August 1999, the mortgage debt secured by the 102 unit Whispering Pines Apartments in Canoga Park, California, was refinanced in the amount of $3.5 million. NRLP received net cash of $1.1 million after paying off $2.2 million in mortgage debt, the funding of required escrows and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $35,000 to BCM. The new mortgage bears interest at 7.84% per annum, requires monthly payments of principal and interest of $24,931 and matures in September 2009.

Further in August 1999, the 588 unit Lake Nora Apartments and the 336 unit Fox Club Apartments in Indianapolis, Indiana, were sold to a single buyer for a total of $29.1 million. NRLP received net cash of $2.7 million, after paying off $24.5 million in mortgage debt, including an $889,000 prepayment penalty, and the payment of various closing costs, including a real estate brokerage commission of $873,000 to Carmel. Gains totaling $18.0 million were recognized on the sales.

As discussed in "Mortgage Loans" below, in August 1999, NRLP exercised its option in the loan agreement with Centura Tower, Ltd. ("Centura"), which owns the 410,901 sq. ft. Centura Tower Office Building in Farmers Branch, Texas, and obtained a combined 80% general and limited partnership interest in Centura in exchange for a $24.1 million capital contribution, through conversion of a portion of its note receivable to an equity interest. In December 1999, the construction debt secured by the Centura Tower Office Building was refinanced with a new construction loan in the amount of $28.8 million, of which $21.7 million was funded initially. NRLP received net cash of $8.6 million after paying off $11.0 million in construction debt, the funding of required escrows and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $288,000 to BCM. The new mortgage bears interest at a variable rate, currently 9.75% per annum, requires monthly payments of interest only and matures in December 2000. Through February 2000, the lender has advanced an additional $2.6 million under the construction loan. In August 1998, a $6.0 million loan was funded to Centura Holdings, LLC, a subsidiary of Centura. The loan was secured by 6.4109 acres of land in Farmers Branch, Texas, adjacent to the Centura Tower Office Building. In November 1999, the land was transferred to NLP/CH, Ltd., a partnership in which NRLP has a combined 80% general and limited partnership interest. The borrower holds the remaining 20% limited partnership interest. NLP/CH, Ltd. is consolidated for financial statement purposes.

In September 1999, the 409 unit Oakhollow Apartments and the 408 unit Windridge Apartments in Austin, Texas, were sold to a single buyer for a total of $35.5 million. NRLP received net cash of $7.8 million, after paying off $22.2 million in mortgage debt, including a $912,000 prepayment penalty, and the payment of various closing costs, including a real estate brokerage commission of $1.1 million paid to Carmel. In conjunction with the sale, NRLP provided $2.1 million in purchase money financing as discussed in "Mortgage Loans," below.
NMC earned an incentive disposition fee of $239,000 from the sale in accordance with the NRLP partnership agreement. A gain of $27.7 million was recognized on the sale.

Also in September 1999, the unencumbered 209 unit Blackhawk Apartments in Ft. Wayne, Indiana, was financed in the amount of $4.1 million. NRLP received net cash of $4.0 million after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $41,000 to BCM. The mortgage bears interest at a variable rate, currently 8.38% per annum, requires monthly payments of principal and interest of $32,923 and matures in April 2001.

In October 1999, the 838 unit Tanglewood Apartments in Arlington Heights, Illinois, was sold for $41.0 million. NRLP received net cash of $8.4 million, after paying off $28.8 million in mortgage debt, including a $1.2 million prepayment penalty, and the payment of various closing costs, including a real estate brokerage commission of $1.1 million to Regis. NMC earned an incentive disposition fee of $706,000 from the sale in accordance with the NRLP partnership agreement. A gain of $26.3 million was recognized on the sale.

In November 1999, the 259 unit Bavarian Woods Apartments in Middletown, Ohio, was sold for $9.0 million. NRLP received net cash of $1.5 million, after paying off $7.0 million in mortgage debt, including an $887,000 prepayment penalty, and the payment of various closing costs, including a real estate brokerage commission of $270,000 to Regis. A gain of $4.5 million was recognized on the sale.

Also in November 1999, as discussed in "Mortgage Loans" below, NRLP obtained the Varner Road land, a 127.77 acre parcel of unimproved land in Riverside County, California, by accepting a deed in lieu of foreclosure.

In December 1999, the 280 unit Manchester Commons Apartments in Manchester, Missouri, was sold for $13.4 million. NRLP received net cash of $2.0 million, after paying off $10.6 million in mortgage debt, including a $326,000 prepayment penalty, and the payment of various closing costs, including a real estate brokerage commission of $401,000 to Regis. NMC earned an incentive disposition fee of $100,000 from the sale in accordance with the NRLP partnership agreement. A gain of $10.2 million was recognized on the sale.

Also in December 1999, the Woolley land, a .4179 acre parcel of unimproved land adjacent to the Centura Tower Office Building in Farmers Branch, Texas, was purchased by NRLP for $205,000 in cash. A real estate brokerage commission of $6,000 was paid to Regis. The land is.

Further in December 1999, as discussed in "Mortgage Loans" below, NRLP obtained the Willow Springs land, a 1,485 acre parcel of unimproved land in Riverside County, California, by accepting a deed in lieu of foreclosure.

In March 2000, the 172 unit Summerwind Apartments in Reseda, California, was sold for $9.0 million. NRLP received net cash of $3.1 million after the payment of various closing costs, including a real estate brokerage commission of $270,000 to Regis. The purchaser assumed the $5.6 million mortgage secured by the property. A gain will be recognized on the sale.

Also in March 2000, the 159 unit Windtree Apartments also in Reseda, California, was sold for $8.4 million. NRLP received net cash of $2.9 million after the payment of various closing costs, including a real estate brokerage commission of $250,500 to Regis. The purchaser assumed the $5.1 million mortgage secured by the property. A gain will be recognized on the sale.

Mortgage Loans

In addition to real estate, a substantial portion of NRLP's assets are invested in mortgage notes receivable, secured by income-producing real estate, unimproved land and partnership interests. Management expects that the percentage of NRLP's assets invested in mortgage loans will decline as it does not intend to actively seek to fund or acquire new mortgage loans in 2000. However, NRLP may originate mortgage loans in conjunction with providing purchase money financing of a property sale. Management intends to service and hold for investment the mortgage notes currently in NRLP's portfolio. NRLP's mortgage notes consist of first and junior mortgage loans secured by real estate and other secured and unsecured loans.

Types of Mortgage Activity.   NRLP may originate its own mortgage loans. NRLP is
not considering acquiring existing mortgage notes. BCM, in its capacity as a mortgage servicer, services NRLP's mortgage notes. NRLP's investment policy is described in ITEM 1. "BUSINESS--Business Plan and Investment Policy".

Types of Properties Subject to Mortgages.   The properties securing NRLP's
mortgage notes receivable portfolio at December 31, 1999, consisted of apartments, an office building, a ranch, unimproved land, stock, partnership interests, personal guarantees and an interest in an insurance company.

At December 31, 1999, NRLP's mortgage notes had an aggregate face amount of $166.8 million and an aggregate net carrying value of $166.2 million, net of allowance for estimated losses of $1.9 million.

Eleven of the notes in NRLP's mortgage notes receivable portfolio at December 31, 1999, were secured by unimproved land and other security as discussed below. The ART note, with a carrying value of $124.4 million, is partially secured by five apartments and an office building, located in the Southeast, Southwest and Midwest regions, one note is secured by a ranch in the Southwest region and three notes are unsecured. See Schedule IV to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for further details of NRLP's mortgage notes receivable portfolio.

A summary of the activity in NRLP's mortgage notes receivable portfolio during 1999 is as follows:

Mortgage notes receivable at January 1, 1999....  24
Loans funded....................................   5
Loans collected in full.........................  (8)
Loan sold.......................................  (1)
Loans converted to property interest............  (2)
Loans foreclosed................................  (2)
                                                  --
Mortgage notes receivable at December 31, 1999..  16
                                                  ==

First Mortgage Loans.   These loans can provide for level periodic payments of
principal and interest, may involve interest only payments or for all interest and a "balloon" principal payment at maturity. With respect to first mortgage loans, it is NRLP's general policy to require that the borrower provide a mortgagee's title policy or an acceptable legal opinion of title as to the validity and the priority of the mortgage lien over all other obligations, except liens arising from unpaid property taxes and other exceptions normally allowed by first mortgage lenders in the relevant area.

In May 1999, a mortgage note receivable with a principal balance of $1.5 million was collected in full. The cash received was applied to pay down NRLP debt partially secured by the note.

In December 1999, NRLP obtained financing in the amount of $5.0 million secured by five of its notes receivable with an aggregate principal balance of $9.6 million. NRLP received net cash of $4.9 million after the payment of various closing costs including a mortgage brokerage and equity refinancing fee of $50,000 to BCM. The financing bears interest at 14.0% per annum, requires monthly payments of interest only and matures in December 2000.

During 1998 and 1999, a total of $31.0 million was funded of a $52.5 million loan commitment to Centura. The loan was secured by 2.244 acres of land and an office building under construction in Farmers Branch, Texas. In August 1999, NRLP exercised its option contained in the loan agreement, and obtained a combined 80.0% general and limited partnership interest in Centura in exchange for a $24.1 million capital contribution through conversion of a portion of its note receivable to an equity interest. The $8.3 million balance of the note continued as a loan to Centura. Centura is consolidated for financial purposes and the loan balance is eliminated in consolidation.

During 1998 and 1999, $2.1 million of a $2.2 million loan commitment was funded to Varner Road Partners, L.L.C. The loan was secured by a 129.77 acre parcel of unimproved land in Riverside County, California, and a pledge of the membership interests of the borrower. The loan matured in November 1999. Principal and accrued interest were not paid at maturity and the borrower deeded the property to NRLP in lieu of foreclosure. No loss was incurred, as the fair market value of the property, less estimated costs of sale, exceeded the carrying value of the note receivable.

During the first and second quarters of 1998, a $356,000 loan was funded to Ellis Development Company, Inc. The loan is secured by a 4.5 acre parcel of land in Abilene, Texas. The loan bears interest at 14.0% per annum and had an original maturity of April 1999. All principal and interest were due at maturity. In August 1998, the loan was modified and extended, increasing the loan commitment to $946,000, of which $942,000 has been funded and the maturity date was extended to August 1999. In exchange for the modification and extension the borrower pledged additional collateral consisting of the personal guarantees of the principal owners of the borrower and a collateral assignment of a $220,000 note receivable. In August 1999, the note was further extended to August 2000. All other terms of the loan remained unchanged.

In June 1998, a $2.4 million loan was funded to Cuchara Partners, Ltd. and Ski Rio Partners, Ltd., affiliates of JNC Enterprises, Inc. ("JNC"). The loan is secured by (1) a first lien on approximately 450 acres of land in Huerfano County, Colorado, known as Cuchara Valley Mountain Ski Resort; (2) assignment of a $2.0 million promissory note which is secured by approximately 2,623 acres of land in Taos County, New Mexico, known as Ski Rio Resort; and (3) a pledge of all related partnership interests. The loan bears interest at 16.0% per annum and has an extended maturity of March 2000. All principal and interest are due at maturity. In July 1998, an additional $1.8 million was funded increasing the loan balance to $4.2 million. In the fourth quarter of 1998, $109,000 was received on the sale of 11 parcels of collateral property in Taos, New Mexico. In August 1999, a paydown of $2.3 million was received. In September 1999, a paydown of $1.0 million was received. The loan had a principal balance of $1.6 million at December 31, 1999, and is cross-collateralized with other JNC loans funded by NRLP.

Also in June 1998, a $365,000 loan was funded to RB Land & Cattle, L.L.C. The loan was secured by 7,200 acres of unimproved land near Crowell, Texas, and the personal guarantee of the owner and manager of the borrower. The loan matured in December 1998. All principal and interest were due at maturity. The loan, including accrued but unpaid interest, was collected in full in January 2000.

In March 1998, NRLP ceased receiving the required payments on a $3.0 million note receivable secured by an office building in Dallas, Texas. In October 1998, NRLP began foreclosure proceedings. In March 1999, payment in full was received, including accrued but unpaid interest.

In 1997 and 1998, a $3.8 million loan was funded to Stratford & Graham Developers, L.L.C. In 1999, an additional $305,000 was funded increasing the loan balance to $4.1 million. The loan was secured by 1,485 acres of unimproved land in Riverside County, California. The loan matured in June 1999. The loan was not paid at maturity. The borrower deeded the collateral property to NRLP in December 1999. No loss was incurred, as the fair market value of the property, less estimated costs of sale, exceeded the carrying value of the note receivable.

Wraparound Mortgage Loans.   A wraparound mortgage loan, sometimes called an
all-inclusive loan, is a mortgage loan having an original principal amount equal to the outstanding balance under the prior existing mortgage loan(s) plus the amount actually advanced under the wraparound mortgage loan. Wraparound mortgage loans may provide for full, partial or no amortization of principal.

At December 31, 1998, NRLP's one wraparound mortgage note receivable with a principal balance of $5.4 million and a net carrying value of $489,000 was in default. NRLP had been vigorously pursuing its rights regarding the loan to no avail. In December 1999, NRLP sold the note to BCM at its carrying value, retaining the right to receive any amounts collected by BCM in excess of the amount it paid for the note.

Junior Mortgage Loans.   Junior mortgage loans are loans secured by mortgages
that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees of the borrower.

In January 1999, a mortgage note receivable with a principal balance of $350,000 was collected in full.

In August 1999, a $2.6 million loan was funded to JNC. The loan was subsequently split into two pieces. The loans are secured by second liens on a 3.5 acre and a
1.2561 acre parcel of land in Dallas, Texas, the guarantee of the borrower and the personal guarantees of its shareholders. The loans bear interest at 16.0% per annum and matured in February 2000. All principal and interest were due at maturity. JNC used $2.3 million of the loan proceeds to paydown the Cuchara $4.2 million note receivable. In March 2000, the $2.0 million loan secured by the 3.5 acre land parcel was collected in full, including accrued but unpaid interest. Negotiations are in process to extend the remaining loan, which is cross-collateralized with the other JNC loans funded by NRLP.

In October 1998, three loans to JNC or affiliated entities were funded. The first JNC loan of $1.0 million was secured by a second lien on 3.5 acres of land in Dallas, Texas, the guarantee of the borrower and the personal guarantees of its shareholders. This loan was collected in full in July 1999, prior to its maturity. The second loan, also $1.0 million, was secured by a second lien on
2.92 acres of land in Dallas, Texas, the guarantee of the borrower and the personal guarantees of its shareholders. This loan was collected in full in March 1999, also prior to its maturity. The third loan, in the amount of $2.1 million, was to a JNC affiliate, Frisco Panther Partners, Ltd. The loan is secured by a second lien on 408.23 acres of land in Frisco, Texas, the guarantee of the borrower and the personal guarantees of its partners. In January 1999, $820,000 was received as a paydown on this loan. The loan originally matured in October 1999. At maturity, the loan was extended to March 2000, in exchange for an increase in the interest rate to 16.0% per annum. All principal and interest are due at maturity. This loan is cross-collateralized with the other JNC loans funded by NRLP.

In December 1998, $3.3 million of a $5.0 million loan commitment was funded to JNC. In January 1999, a $1.3 million paydown was received on the loan, and subsequently an additional $3.0 million was funded, increasing the loan balance to $5.0 million. The loan is secured by a second lien on 1,791 acres of land in Denton County, Texas and, until July 1999, a second lien on 220 acres of land in Tarrant County, Texas. In July 1999, the second lien on the 220 acres of land was released and a second lien on 91 acres of land in Collin County, Texas was substituted. At maturity, in December 1999, the loan was extended to March 2000, in exchange for an increase in the interest rate to 16.0% per annum. All principal and interest are due at maturity. This loan is cross-collateralized with the other JNC loans funded by NRLP.

Other.   In January and July 1999, a $1.7 million note receivable was collected in full, including a $400,000 participation fee.

In September 1999, in conjunction with the sale of the 409 unit Oakhollow Apartments and the 408 unit Windridge Apartments in Austin, Texas, NRLP provided $2.1 million in purchase money financing secured by limited partnership interests in two limited partnerships owned by the buyer. The financing bears interest at 16.0% per annum, requires monthly payments of interest only at 6.0% beginning in February 2000 and a $200,000 principal paydown in December 1999, which was not received, and matures in August 2000. NRLP had the option to obtain the buyer's general and limited partnership interest in the partnerships in full satisfaction of the financing. In March 2000, NRLP agreed to forbear foreclosing on the collateral and release one of the partnership interests, in exchange for payment of $250,000 and executed deeds of trusts on certain properties, which was received. In addition, the borrower is to make a $1.1 million payment in April 2000. Upon receipt of the April 2000 payment, NRLP will return the deeds of trust and terminate the option agreement. The borrower will execute a replacement promissory note for the remaining note balance, estimated to be $1.0 million, which will be unsecured, non-interest bearing and mature in April 2003.

In December 1999, a note with a principal balance of $1.2 million and secured by a pledge of a partnership interest in a partnership which owns real estate in Addison, Texas, matured. The maturity date was extended to April 2000, in exchange for an increase in the interest rate to 14.0% per annum. All other terms remained the same.

In August 1998, a $3.7 million loan was funded to JNC. The loan was secured by a contract to purchase 387 acres of land in Collin County, Texas, the guarantee of the borrower and the personal guarantees of its shareholders. The loan bore interest at 12.0% per annum and matured in February 1999. All principal and interest were due at maturity. In January 1999, ART purchased the contract from JNC and acquired the land. In connection with the purchase, an additional $6.0 million of GCLP's loan commitment to ART was advanced. A portion of the funds were used to payoff the $3.7 million loan, including accrued but unpaid interest, paydown by $1.3 million another JNC loan and paydown by $820,000 the Frisco Panther Partners Ltd. loan, as discussed above. See "Related Party".

Also in August 1998, a $635,000 loan was funded to La Quinta Partners, LLC. The loan was secured by interest bearing accounts prior to being used as escrow deposits toward the purchase of a total of 956 acres of land in La Quinta, California, and the personal guarantee of the manager of the borrower. The loan matured in November 1998. All principal and interest were due at maturity. In November and December 1998, $250,000 was received in principal paydowns. In the second quarter of 1999, the loan was modified, increasing the interest rate to 15.0% per annum and extending the maturity date to November 1999. Accrued but unpaid interest was added to the principal balance, increasing it by $42,000 to $402,000. In the fourth quarter of 1999, an additional $2,000 was funded increasing the loan balance to $404,000. In March 2000, $25,000 in interest was collected and the loan's maturity was extended to April 2000.

In July 1997, a $700,000 loan was funded to an individual. In February 1998, an additional $40,000 was funded and the loan was modified, increasing the principal balance to $740,000. The loan was secured by a security interest in an oil, gas and mineral lease in Anderson County,

Texas and by a second lien mortgage on a ranch in Henderson County, Texas. The loan bore interest at 12.0% per annum, required monthly payments of interest only and had an extended maturity date of September 1999. In November 1999, the note was collected in full including accrued but unpaid interest.

Related Party.   In 1998 and 1999, GCLP funded $124.4 million of a $125.0
million loan commitment to ART. The loan is secured by second liens on six ART properties in Minnesota, Mississippi and Texas, the stock of ART Holdings, Inc., a wholly-owned subsidiary of ART that owns 3,349,535 NRLP limited partner units, by the stock of NMC, the general partner of NRLP, a pledge of 678,475 NRLP limited partner units owned by BCM and a pledge of 283,034 NRLP limited partner units owned by ART. The loan bears interest at 12.0% per annum, requires monthly payments of interest only and matures in November 2003. In February and October 1999, a total of $1.1 million was received in paydowns on the loan.

In December 1998, in connection with the Moorman litigation settlement, NMC, a wholly-owned subsidiary of ART, and the general partner of NRLP, assumed responsibility for repayment to NRLP of the $12.2 million paid by NRLP to the Moorman Class Members and legal counsel. The loan bears interest at a variable rate, currently 8.0% per annum, and requires annual payments of accrued interest plus principal payments of $500,000 in each of the first three years, $750,000 in each of the next three years, $1.0 million in each of the next three years, with payment in full of the remaining balance in the tenth year. The note is guaranteed by ART. The note matures upon the earlier of the liquidation or dissolution of NRLP, NMC ceasing to be general partner or ten years from March 31, 1999, the date of the first cash distribution to the Moorman Class Members.

Of the Partnership's $168.1 million of notes receivable, approximately $138.0 million, including accrued interest, is due from ART. At the effective date of the pending merger of ART and the Partnership, this receivable, and any unpaid interest, will be eliminated without payment. See ITEM 1. "BUSINESS-General."

In February 1999, a $5.0 million unsecured loan was funded by GCLP to One Realco Corporation, formerly Davister Corp., which at December 31, 1999, owned approximately 15.8% of the outstanding shares of ART's common stock. The loan bears interest at 12.0% per annum and matured in February 2000. All principal and interest were due at maturity. The loan is guaranteed by BCM. In March 2000, all accrued but unpaid interest was collected and the loan was extended to February 2002. All other terms of the loan remained unchanged.

In 1998, a loan commitment of $1.8 million was funded to Warwick of Summit, Inc. ("Warwick"), of which $619,000 was used to repay a Warwick affiliate's loan from NRLP. The loan was secured by a second lien on a shopping center in Rhode Island, by 100% of the stock of the borrower and by the personal guarantee of the principal shareholder of the borrower. The loan bears interest at 14.0% per annum and has an extended maturity of December 2000. All principal and interest are due at maturity. In December 1999, the borrower sold the collateral property. NRLP received $810,000 of the net proceeds of the sale, of which $386,000 was applied to accrued interest and the remaining $424,000 was applied to principal. NRLP is to receive escrowed monies in 2000. Through February 2000, $50,000 had been received. The loan is currently unsecured. In October 1999, Richard D. Morgan, a Warwick shareholder, was elected a Director of NMC, the general partner of NRLP.

Beginning in 1997 and through January 1999, a $1.6 million loan commitment was funded to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by
(1) a 100% membership interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of unimproved land in Oklahoma City, Oklahoma; and
(3) the personal guarantees of the Bordeaux members. The loan bears interest at 14.0% per annum. Until November 1998, the loan required monthly payments of interest only at 12.0% per annum, with the deferred interest payable at maturity in January 1999. In November 1998, the loan was modified to allow payments based on monthly cash flow of the collateral property and the maturity date was extended to December 1999. In the second quarter of 1999, the loan was again modified, increasing the loan commitment to $2.1 million and an additional $33,000 was funded. In the third quarter of 1999, an additional $213,000 was funded. The property has had no cash flow, therefore, NRLP ceased accruing interest on the loan in the second quarter of 1999. In October 1999, a $724,000 paydown was received, which was applied first to accrued interest due of $261,000 then to principal, reducing the loan balance to $1.4 million. Negotiations are in process to further modify and extend the loan. In October 1999, Richard D. Morgan, a Bordeaux member, was elected a Director of NMC, the general partner of NRLP.

In October 1999, a $4.7 million loan was funded by GCLP to Realty Advisors, Inc., the corporate parent of BCM. The loan is secured by a pledge of 100% of Realty Advisors, Inc.'s interest in an insurance company. The loan bears interest at 10.25% per annum and matures in November 2001. All principal and interest are due at maturity.

Investment in Marketable Equity Securities of ART

At December 31, 1999, NRLP owned 195,732 shares of ART's common stock, approximately 1.9% of ART's outstanding shares. The officers of NMC, NRLP's general partner, are also officers of ART. Karl L. Blaha, President and Director of NMC also serves as President and director of ART and Collene C. Currie a Director of NMC also serves as a director of ART. See ITEM 12. "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." As of March 3, 2000, the market value of the ART common stock was $3.3 million. As of March 3, 2000, ART and BCM owned 3,501,569 and 786,975 units, respectively, of NRLP's limited partner units, approximately 55.4% and 12.4% of the units then outstanding.

ITEM 3.   LEGAL PROCEEDINGS

Moorman Settlement

NRLP entered into a settlement agreement, dated May 9, 1990, relating to the action entitled Moorman, et al. v. Southmark Corporation, et al. Such action was filed on September 2, 1987, in the Superior Court of the State of California, County of San Mateo. NRLP agreed to settle such action pursuant to the terms of a written agreement (the "Moorman Settlement Agreement").

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

The Moorman Settlement Agreement provided that the withdrawal of SAMLP as general partner would require NRLP to acquire SAMLP's interest in NRLP (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in NRLP's partnership agreement and the Moorman Settlement Agreement. Under the Moorman Settlement Agreement, payment for such Redeemable General Partner Interest, fees and other compensation could have, at the Oversight Committee's option, been paid over a three year period pursuant to a secured promissory note bearing interest at a financial institution's prime rate and containing commercially reasonable terms and collateral. Under the Moorman Settlement Plan, the purchase price for Redeemable General Partner Interest would have been calculated as of the time SAMLP withdrew as general partner under NRLP's partnership documents.

On July 15, 1998, NRLP, SAMLP and the Oversight Committee executed an Agreement for Cash Distribution and Election of Successor General Partner (the "Cash Distribution Agreement") which provided for the nomination of NMC, which is an entity affiliated with SAMLP, to be the successor general partner of NRLP, for the distribution of $11.4 million to the Moorman Class Members and for the resolution of all related matters under the Moorman Settlement Agreement. The Cash Distribution Agreement was submitted to the Court on July 23, 1998. On August 4, 1998, the Court entered an order granting preliminary approval of the Cash Distribution Agreement. On September 9, 1998, a notice was mailed to the Moorman Class Members describing the Cash Distribution Agreement. On October 16, 1998, a hearing was held to consider any objections to the Cash Distribution Agreement. On October 23, 1998, the Court entered an order granting final approval of the Cash Distribution Agreement. The Court also entered orders requiring NRLP to pay $404,000 in attorney's fees to Joseph B. Moorman's legal counsel, $30,000 to Joseph B. Moorman and $404,000 in attorney's fees to Robert A. McNeil's legal counsel.

Pursuant to the order, in November 1998, $11.4 million was deposited by NRLP into an escrow account and then transferred to the control of an independent settlement administrator. The distribution of the cash was made to the Moorman Class Members pro rata based upon the number of units originally issued to each Moorman Class Member upon the formation of NRLP in 1987. On March 10, 1999, the Court entered an order providing for the initial distribution of the cash not later than March 31, 1999. The distribution of cash was under the control of the independent settlement administrator.

The proposal to elect NMC as the successor general partner was submitted to the unitholders of NRLP for a vote at a special meeting of unitholders held on December 18, 1998. All units of NRLP owned by affiliates of SAMLP (approximately 61.8% of the outstanding units of NRLP as of the November 27, 1998 record date) were voted pro rata with the vote of the other limited partners. NMC was elected by a majority vote of the unitholders. The Moorman Settlement Plan remained in effect until December 18, 1998, when SAMLP resigned as general partner and NMC was elected successor general partner and took office.

Under the Cash Distribution Agreement, SAMLP waived its right under the Moorman Settlement Agreement to receive any payment from NRLP for its Redeemable General Partner Interest and fees it was entitled to receive upon the election of a successor general partner. In addition, pursuant to the Cash Distribution Agreement, NRLP partnership agreement was amended to provide that, upon voluntary resignation of the general partner, the resigning general partner shall not be entitled to the repurchase of its general partner interest under Paragraph 17.9 of the NRLP partnership agreement.

Under the Cash Distribution Agreement, NMC assumed liability for SAMLP's note for its capital contribution to NRLP. In addition, NMC assumed liability for a note which requires the repayment to NRLP of the $11.4 million paid by NRLP under the Cash Distribution Agreement plus the $808,000 in court ordered attorney's fees and the $30,000 paid to Joseph B. Moorman. This note requires repayment over a ten-year period, bears interest at a variable rate, currently 8.0% per annum, and is guaranteed by ART, which is the parent of NMC and which owns approximately 55.4% of the NRLP's outstanding units.

Other.   NRLP is involved in various lawsuits arising in the ordinary course of business. Management of NRLP is of the opinion that the outcome of these lawsuits would have no material impact on NRLP's financial condition.

NOTE 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.
                            -----------------------

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNER INTEREST
            AND RELATED SECURITY HOLDER MATTERS

NRLP's units of limited partner interest are traded on the American Stock Exchange ("AMEX") using the symbol "NLP".

The following table sets forth high and low sale prices of NRLP's units of limited partner interest as reported by the AMEX:

Quarter Ended                               High      Low
----------------------------------------  --------  --------
March 31, 2000 (through March 3, 2000)..  $ 17 1/4   $14 1/4

March 31, 1999..........................    23 3/4    21 3/4
June 30, 1999...........................    22 7/8    21 3/4
September 30, 1999......................    22 1/2    20 3/4
December 31, 1999.......................    21 3/8    17 7/8

March 31, 1998..........................    24 1/8    19 3/8
June 30, 1998...........................   20 1/16    18 1/2
September 30, 1998......................        22        19
December 31, 1998.......................        23    19 3/4

As of March 3, 2000, the closing price of NRLP's units of limited partner interest on the AMEX was $16.13 per unit.

As of March 3, 2000, NRLP's units of limited partner interest were held by 4,767 holders of record.

NRLP has paid quarterly distributions since the fourth quarter of 1993. During 1999, NRLP declared quarterly distributions of $.125 per unit, a total of $.50 per unit or $3.2 million.

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNER INTEREST AND RELATED SECURITY HOLDER MATTERS (Continued)


Distributions declared by NRLP in 1999 and 1998:


   Date Declared         Record Date         Payable Date     Amount
--------------------  ------------------  ------------------  ------
March 4, 1999         March 22, 1999      April 5, 1999        $.125
June 2, 1999          June 14, 1999       June 30, 1999         .125
September 9, 1999     September 20, 1999  October 5, 1999       .125
November 22, 1999     December 15, 1999   January 5, 2000       .125

March 2, 1998         March 13, 1998      March 31, 1998       $.125
May 27, 1998          June 4, 1998        June 19, 1998         .125
September 15, 1998    September 25, 1998  September 30, 1998    .125
December 2, 1998      December 15, 1998   January 4, 1999       .125

In March 1999, the Board of Directors of NMC, NRLP's general partner affirmed NRLP's unit repurchase program which was established in 1987. The Board also established a new authorization for the repurchase of up to 500,000 additional units in open-market transactions. Through December 31, 1999, NRLP had repurchased a total of 402,960 units under the prior authorization at a total cost of $5.1 million. NRLP has not purchased any units under the repurchase programs since January 1993.

ITEM 6.   SELECTED FINANCIAL DATA


                                                     For the Years Ended December 31,
                                       -------------------------------------------------------------
                                          1999        1998         1997        1996         1995
                                       ----------  -----------  ----------  -----------  -----------
                                                 (dollars in thousands, except per unit)

EARNINGS DATA
Revenues.............................  $  104,654  $  113,834   $  117,365  $  112,681   $  110,892
Expenses
 Interest............................      27,217      39,685       34,189      33,759       34,956
 Property operations.................      50,101      62,736       64,620      63,136       63,320
 General and administrative..........       6,723       6,820        7,856       5,975        6,252
 Depreciation........................       7,708       9,691       10,338      10,247       10,268
 General partner fees................       2,509          --           --          --           --
                                       ----------  ----------   ----------  ----------   ----------
  Total expenses.....................      94,258     118,932      117,003     113,117      114,796

 Income (loss) from operations.......      10,396      (5,098)         362        (436)      (3,904)
 Gain on sale of real estate.........     114,443      52,589        8,356          61        7,701
                                       ----------  ----------   ----------  ----------   ----------
  Net income (loss)..................  $  124,839  $   47,491   $    8,718  $     (375)  $    3,797
                                       ==========  ==========   ==========  ==========   ==========

PER UNIT DATA
Net income (loss)....................      $19.36  $     7.36   $     1.35  $     (.06)  $      .58
                                       ==========  ==========   ==========  ==========   ==========

Distributions per unit...............        $.50  $      .50   $     1.90  $     1.10   $     1.28

Weighted average units of limited
 partner interest used in computing
 earnings per unit...................   6,321,531   6,321,425    6,327,418   6,387,270    6,418,104
                                       ==========  ==========   ==========  ==========   ==========



                                                             December 31,
                                       ---------------------------------------------------------
                                         1999        1998        1997        1996        1995
                                       ---------  ----------  ----------  ----------  ----------
                                                        (dollars in thousands)

BALANCE SHEET DATA
Real estate, net.....................   $183,462   $167,409   $ 211,424   $ 224,764    $229,482
Notes and interest receivable, net...    166,154    114,525      24,943      13,279      10,246
Total assets.........................    375,281    337,782     279,580     281,333     292,930
Notes and interest payable...........    277,734    358,100     339,102     325,921     326,500
Redeemable General Partner interest..         --         --      45,442      37,855      31,997
Partners' equity (deficit)...........     89,686    (32,115)   (122,275)   (112,946)    (99,267)


Units and per unit data have been restated for the three-for-one unit split, effected January 2, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

NRLP is a Delaware limited partnership formed on January 29, 1987, that owns and operates through NOLP, also a Delaware limited partnership (the "operating partnership"), a portfolio of real estate and mortgage notes. Most of NOLP's properties were acquired in transactions consummated on September 18, 1987, when NOLP acquired all of the assets and assumed all of the liabilities of 35 public and private limited partnerships. NRLP and NOLP operate as an economic unit and, unless the context otherwise requires, all references herein to NRLP shall constitute references to NRLP and NOLP as a unit.

Proposed Transaction with American Realty Investors, Inc. On November 3, 1999, NRLP and ART jointly announced their agreement to combine, in a tax free exchange, under the ownership of a new company to be named ARI. ARI will distribute shares of its common stock to ART stockholders and NRLP unitholders. NRLP unitholders, except for ART, will receive one share of ARI common stock for each unit of NRLP held. ART stockholders will receive .91 shares of ARI common stock for each share of ART common stock held. ART preferred stock will convert into one share of preferred stock of ARI, having substantially the same rights as ART's preferred stock. The share exchange and merger were subject to a vote of stockholders/unitholders of both entities. Approval required the vote of the unitholders holding a majority of NRLP's outstanding units, and the vote of the stockholders holding a majority of ART's outstanding shares of common and preferred stock. As of March 3, 2000, ART owned approximately 55.4% of the outstanding units of NRLP and BCM owned approximately 12.4% of the outstanding units of NRLP and 56.9% of the outstanding shares of ART's common stock. At special meetings held on March 21, 2000, the NRLP unitholders and ART stockholders approved the merger proposal. The merger is expected to be completed early in the second quarter of 2000.

Liquidity and Capital Resources

NMC, the general partner of NRLP, has discretion in determining methods of obtaining funds for NRLP's operations. NRLP's governing documents place no limitation on the amount of leverage that NRLP may incur either in the aggregate or with respect to any particular property or other investment. At December 31, 1999, the aggregate loan-to-value ratio of NRLP's real estate portfolio, computed on the basis of the ratio of total property-related debt to aggregate estimated current values, was 41.1% compared to 63.5% at December 31, 1998.

Cash and cash equivalents totaled $2.1 million at December 31, 1999 as compared with $9.0 million at December 31, 1998.

NRLP's principal sources of cash have been and will continue to be from property operations, collection of principal and interest on its mortgage notes receivable and externally generated funds. Externally

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

generated funds include borrowings, proceeds from the sale of properties and other assets and proceeds from borrowings secured by NRLP's properties or mortgage notes receivable. Management expects that NRLP's cash flow from property operations together with externally generated funds will be sufficient to meet NRLP's various cash needs in 2000, including, but not limited to, funding of lending commitments, distributions to unitholders, property maintenance and improvements and debt service obligations, as more fully discussed in the paragraphs below.

Currently, only six of NRLP's properties are not encumbered by mortgage debt. In 2000, mortgage debt totaling $36.2 million comes due. For those mortgages that mature in 2000, it is management's intention to either seek to extend the due dates one or more years, or refinance the debt on a long-term basis, or pay them when due. Management believes it will continue to be successful in obtaining loan extensions or refinancings.

Cash flow from property operations (rents collected less payments for property operating expenses) decreased to $39.9 million in 1999 from $42.9 million in 1998. A decrease of $9.0 million was due to properties sold in 1999 and in 1998. This decrease is partially offset by the payment in 1998 of expenses accrued at December 31, 1997, and an increase of $1.8 million primarily due to NRLP's continued success in increasing rental rates during 1999. Rental rates at NRLP's apartments, which account for over 70% of NRLP's properties, increased an average of 1% in 1999 over 1998, although occupancy rates decreased an average of 1%. At NRLP's commercial properties, rental rates increased an average of 2% over 1998, and occupancy rates increased an average of 2.5%. Management believes that this trend in rental rates will continue if the economy remains stable or improves and expects that occupancy rates will also improve in 2000.

Interest collected on mortgage notes receivable increased to $12.0 million in 1999 from $4.1 million in 1998. Of the increase, $9.0 million was due to the increased balance of the ART loan, funding of which began in 1998 and continued in 1999 and $2.0 million was due to the collection of interest on the paydowns of four loans and the payoffs of nine loans in 1999 where interest was not due until payoff or maturity. These increases were partially offset by a decrease of $1.3 million due to loans that were paid off in 1998. Other interest collected decreased $1.2 million due to a decrease in short-term investments. Interest is expected to be an important source of cash to NRLP in 2000.

Interest paid on notes payable decreased to $24.9 million in 1999 from $27.9 million in 1998. Of this decrease, $3.5 million was due to the sale of 11 apartments, subject to debt, in 1999 and 10 apartments and two commercial properties in 1998 and $1.4 million was due to loans paid off in 1998. These decreases were partially offset by an increase of $1.7 million due to properties refinanced, where the debt balance was increased or unencumbered properties financed in 1998 and 1999 and $301,000 was due to properties acquired in 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

General and administrative expenses paid decreased to $6.8 million in 1999 from $7.8 million in 1998. The decrease was due to a decrease in legal and other expenses due to the settlement of two lawsuits in 1998 partially offset by an increase in cost reimbursements to BCM.

Incentive disposition fees of $2.2 million were paid to NMC, NRLP's general partner, in 1999, on the sale of the Mesa Ridge Apartments, Country Place Apartments, Oakhollow Apartments, Tanglewood Apartments and Manchester Commons Apartments. Also in 1999, base compensation of $315,000 was paid to NMC per the terms of the NRLP partnership agreement. No base or incentive disposition fees were paid in 1998. See "NOTE 8. "GENERAL PARTNER FEES AND COMPENSATION."

NRLP was involved in significant investing activities during 1999. NRLP originated 5 mortgage or other loans totaling $14.4 million, funded $92.1 million on existing loan commitments, including $74.4 million to ART, and collected $18.4 million on its mortgage notes receivable, primarily from the payoff of five notes. In 1999, NRLP made improvements to its properties totaling $2.0 million and funded $28.7 million in construction and development costs. In 1999, NRLP also sold 14 apartments and one parcel of unimproved land, for a total of $184.5 million, receiving net cash of $46.9 million after the payoff or assumption by the purchaser of mortgage debt, providing purchase money financing and the payment of various closing costs. NRLP purchased an office building, a ground lease and three parcels of unimproved land for a total of $8.9 million, paying $5.9 million in cash and obtaining mortgage financing or assuming loans for the remainder of purchase prices.

In 1999, NRLP received net cash of $16.3 million from mortgage financing secured by three unencumbered apartments, by five notes receivable and by two office buildings. In addition, NRLP refinanced the mortgages secured by two apartments and the construction loan secured by an office building, receiving net cash of $8.4 million after paying off $17.2 million in mortgage debt and the payment of various closing costs. Also in 1999, NRLP made scheduled principal payments on mortgages totaling $8.2 million.

NRLP has paid quarterly distributions since the fourth quarter of 1993. NRLP declared total distributions of $.50 per unit or $3.2 million in 1999.

Management reviews the carrying values of NRLP's properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. If impairment is found to

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

exist, a provision for loss is recorded by a charge against earnings. Management's review of NRLP's mortgage notes receivable includes an evaluation of the collateral property securing such note. The property review generally includes (1) selective property inspections, (2) a review of the property's current rents compared to market rents, (3) a review of the property's expenses,
(4) a review of maintenance requirements, (5) a review of the property's cash flow, (6) discussions with the property manager and (7) a review of properties in the surrounding area.

As more fully discussed in NOTE 13. "COMMITMENTS AND CONTINGENCIES--Moorman Settlement," the Moorman litigation settlement agreement (the "Moorman Settlement Agreement") set forth certain aggressive, annually increasing targets relating to the price of NRLP's units of limited partner interest which were not achieved, resulting in, among other things, the required withdrawal of SAMLP as NRLP's general partner upon election of a successor.

Pursuant to NRLP partnership agreement and the Moorman Settlement Agreement, the withdrawal of SAMLP as general partner required NRLP to acquire its interest in NRLP (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation. The Moorman Settlement Agreement provided that any payment for such Redeemable General Partner Interest, fees and other compensation during the pendency of the Moorman Settlement Agreement could have, at the option of the Oversight Committee (also established under the Moorman Settlement Agreement), been paid over three years pursuant to a secured promissory note bearing interest at a financial institution's prime rate.

On July 15, 1998, NRLP, SAMLP and the Oversight Committee executed an Agreement for Cash Distribution and Election of successor general partner (the "Cash Distribution Agreement") which provided for the nomination of NMC, which is an entity affiliated with SAMLP, to be the successor general partner of NRLP, for the distribution of $11.4 million to the Moorman Class Members and for the resolution of all related matters under the Moorman Settlement Agreement. The Cash Distribution Agreement was submitted to the Court on July 23, 1998. On August 4, 1998, the Court entered an order granting preliminary approval of the Cash Distribution Agreement. On September 9, 1998, a notice was mailed to the Moorman Class Members describing the Cash Distribution Agreement. On October 16, 1998, a final hearing was held to consider any objections to the Cash Distribution Agreement. On October 23, 1998, the Court entered an order granting final approval of the Cash Distribution Agreement. The Court also entered orders requiring NRLP to pay $404,000 in attorney's fees to Joseph B. Moorman's legal counsel, $30,000 to Joseph B. Moorman and $404,000 in attorney's fees to Robert
A. McNeil's legal counsel.

Pursuant to the order, in November 1998, $11.4 million was deposited by NRLP into an escrow account and then transferred to the control of an

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

independent settlement administrator. The distribution of the cash was made to the Moorman Class Members pro rata based upon the number of units originally issued to each Moorman Class Member upon the formation of NRLP in 1987. On March 10, 1999, the Court entered an order providing for the initial distribution of the cash not later than March 31, 1999. The distribution of cash was under the control of the independent settlement administrator.

The proposal to elect NMC as the successor general partner was submitted to the unitholders of NRLP for a vote at a special meeting of unitholders held on December 18, 1998. All units of NRLP owned by affiliates of SAMLP (approximately 61.8% of the outstanding units of NRLP as of the November 27, 1998, record date) were voted pro rata with the vote of the other limited partners. NMC was elected by a majority vote of the unitholders. The Moorman Settlement Plan remained in effect until December 18, 1998, when SAMLP resigned as general partner and NMC was elected successor general partner and took office.

Under the Cash Distribution Agreement, SAMLP waived its right under the Moorman Settlement Agreement to receive any payment from NRLP of the fees it was entitled to receive upon the election of a successor general partner. In addition, pursuant to the Cash Distribution Agreement, the NRLP partnership agreement was amended to provide that, upon voluntary resignation of the general partner, the resigning general partner shall not be entitled to the repurchase of its general partner interest under Paragraph 17.9 of NRLP partnership agreement.

Under the Cash Distribution Agreement, NMC assumed liability for SAMLP's note for its capital contribution to NRLP. In addition, NMC assumed liability for a note which requires the repayment to NRLP of the $11.4 million paid by NRLP under the Cash Distribution Agreement plus the $808,000 in court ordered attorney's fees and the $30,000 paid to Joseph B. Moorman. This note requires repayment over a ten-year period, bears interest at a variable rate, currently 8.0% per annum, and is guaranteed by ART, which is the owner of approximately 55.4% of the outstanding NRLP units.

In March 1999, the Board of Directors of NMC affirmed NRLP's unit repurchase program which was established in 1987. The Board also established a new authorization for the repurchase of up to an additional 500,000 NRLP units in open-market transactions. Through December 31, 1999, NRLP had repurchased a total of 402,960 units under the prior authorization at a total cost of $5.1 million. NRLP has not purchased any units under the repurchase programs since January 1993.

Results of Operations

1999 Compared to 1998. NRLP reported net income of $124.8 million for 1999, including gains on sale of real estate totaling $114.4 million,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

compared to net income of $47.5 million for 1998, including gains on sale of real estate totaling $52.6 million. These and other factors contributing to NRLP's net income are discussed in the following paragraphs.

Rents decreased to $87.0 million in 1999, from $107.1 million in 1998. The decrease was due to the sale of 14 apartments in 1999 and ten apartments and two commercial properties in 1998, partially offset by increases in rental rates at both apartments and commercial properties. Rents are expected to continue to decrease during 2000 as NRLP continues to selectively sell properties.

Interest income increased to $17.7 million in 1999, from $6.7 million in 1998. An increase of $13.6 million was attributable to loans funded in 1999 and 1998. This increase was partially offset by a decrease of $805,000 due to loans paid off during 1999 and 1998 and $1.1 million due to decreases in short-term investment income. Interest income for 2000 is expected to increase due to the loans funded in 1999.

Interest expense increased to $27.2 million in 1999, from $26.7 million in 1998. An increase of $301,000 was due to properties acquired in 1999 and an increase of $3.3 million was due to interest expense recorded on borrowings secured by mortgages on three unencumbered apartments and two unencumbered commercial properties in 1999 and four unencumbered apartments and seven notes receivable in 1998 and the refinancing of 47 of the GCLP apartments and the refinancing of mortgages in 1999 and 1998 where the loan balance was increased. These increases were offset by a decrease of $1.5 million due to loans paid off in 1998, and a decrease of $2.8 million due to the sale of a total of 24 properties, subject to debt, in 1999 and 1998. Interest expense is expected to decline during 2000 as selected property sales are expected to continue.

Deferred borrowing costs written off in 1998 is the unamortized borrowing costs associated with the November 1992 financing of the GCLP properties that were expensed on the refinancing of the properties in July 1998.

Depreciation, property taxes and insurance, utilities, property level payroll, repairs and maintenance, other operating expenses and property management fees in 1999, all declined from 1998 due to the sale of ten apartments and two commercial properties in 1998 and 14 apartments in 1999. These costs are expected to continue to decrease during 2000 as selected property sales are expected to continue.

General and administrative expenses of $6.7 million in 1999, approximated the $6.8 million in 1998. A decrease in legal fees of $1.1 million resulting from the settlement of two lawsuits in 1998, was partially offset by an increase of $863,000 in cost reimbursements to BCM.

In 1999, NRLP incurred $2.2 million in incentive disposition fees to NMC related to the sale of the Mesa Ridge Apartments, Country Place

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Apartments, Oakhollow Apartments, Windridge Apartments, Tanglewood Apartment and Manchester Commons Apartments. Also in 1999, base compensation of $315,000 was paid to NMC per the terms of the NRLP partnership agreement. No such fees were earned by the general partner in 1998.

In 1999, gains on sale of real estate totaling $114.4 million were realized, $2.7 million on the sale of the Olde Towne Apartments, $1.3 million on the sale of the Santa Fe Apartments, $12.3 million on the sale of the Mesa Ridge Apartments, $2.2 million on the sale of the Horizon East Apartments, $2.6 million on the sale of the Lantern Ridge Apartments, $3.2 million on the sale of the Barcelona Apartments, $3.9 million on the sale of Country Place Apartments, $13.5 million on the sale of Lake Nora Apartments, $4.5 million on the sale of the Fox Club Apartments, $14.1 million on the sale of Oakhollow Apartments, $13.6 million on the sale of the Windridge Apartments, $26.3 million on the sale of Tanglewood Apartments, $4.5 million on the sale of Bavarian Woods Apartments, $10.2 million on the sale of Manchester Commons Apartments, and a loss of $505,000 on the sale of Stone Meadows land. See NOTE 3. "REAL ESTATE."

In 1998, gains on sale of real estate totaling $52.6 million were realized, $3.1 million on the sale of the Brookview Apartments, $2.9 million on the sale of the Creekwood Apartments, $772,000 on the sale of the Indian Meadows land, $8.5 million on the sale of the Alexandria Apartments, $830,000 on the sale of the Countryside Plaza Shopping Center, $1.7 million on the sale of Lakewood Park Apartments, $3.9 million on sale of the Royal Oaks Apartments, $5.0 million on the sale of Skipper's Pond Apartments, $2.9 million on the sale of Towne Oaks Apartments, $4.2 million on the sale of Oakmont Apartments, $3.8 million on the sale of River Glen Apartments and $2.6 million on the sale of Wisperwood Apartments, and a $12.4 million deferred gain on a prior year's property sale, on the collection of the mortgage note receivable secured by the property.

1998 Compared to 1997.   NRLP reported net income of $47.5 million for 1998,
including gains on sale of real estate of $52.6 million, compared to net income of $8.7 million for 1997, including gains on the sale of real estate of $8.4 million. These and other factors contributing to NRLP's net income are discussed in the following paragraphs.

Rents decreased to $107.1 million for 1998, from $112.9 million for 1997. This decrease was primarily due to a decrease of $9.6 million from the sale of an apartment and three commercial properties in 1997 and ten apartments and two commercial properties in 1998. This decrease was partially offset by an increase of $3.7 million due to increased rental rates at apartment and commercial properties.

Interest income increased to $6.7 million for 1998, from $4.5 million for 1997. An increase of $3.5 million was attributable to loans funded

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

in 1997 and 1998 and an additional $865,000 was due to increased short-term investment income. These increases were partially offset by a decrease of $2.2 million due to loans paid off during 1998 and 1997.

Interest expense decreased to $26.7 million for 1998 from $34.2 million for 1997. A decrease of $5.0 million was due to loans paid off in 1997 and 1998, secured by mortgage notes receivable. A decrease of $1.2 million was due to the payoff of the pension notes in September 1997. A decrease of $2.3 million was due to a total of 16 properties being sold, subject to debt, in 1998 and 1997. These decreases were partially offset by increases of $1.2 million due to interest expense recorded on borrowings in 1997, secured by mortgages on four unencumbered commercial properties, NOLP's interest in GCLP and six notes receivable and four unencumbered apartments and seven notes receivable in 1998, the refinancing of 47 of the GCLP apartments and the refinancing of mortgages in 1997 and 1998 where the loan balance was increased.

Deferred borrowing costs for 1998 were the unamortized borrowing costs associated with the November 1992 blanket mortgage refinancing of the GCLP properties. The mortgage debt was refinanced in July 1998. See NOTE 7. "NOTES AND INTEREST PAYABLE."

Property taxes and insurance, utilities, property level payroll and other operating expenses for 1998 declined from 1997 due to the sale of ten apartments and two commercial properties in 1998 and an apartment and three commercial properties in 1997. Repairs and maintenance and property management fees approximated that of 1997.

General and administrative expenses decreased to $6.8 million in 1998 from $7.9 million in 1997. The decrease is due to a decrease in legal fees related to the Southern Palms litigation of $754,000, a decrease of $256,000 in legal and other fees related to the Moorman settlement, a decrease of $580,000 related to NRLP's overhead reimbursements to BCM and a decrease of $125,000 is due to a decrease in audit and tax preparation costs.

In 1998, gains on sale of real estate totaled $52.6 million, including $3.1 million on the sale of Brookview Apartments, $2.9 million on the sale of Creekwood Apartments, $772,000 on the sale of Indian Meadows land, $8.5 million on the sale of Alexandria Apartments, $830,000 on the sale of Countryside Plaza Shopping Center, $1.7 million on the sale of Lakewood Park Apartments, $3.9 million on sale of the Royal Oaks Apartments, $5.0 million on the sale of Skipper's Pond Apartments, $2.9 million on the sale of Towne Oaks Apartments, $4.2 million on the sale of Oakmont Apartments, $3.8 million on the sale of River Glen Apartments, $2.6 million on the sale of Wisperwood Apartments and a $12.4 million deferred gain on a prior's year property sale, on the collection of the mortgage note receivable secured by the property. See NOTE 3. "REAL ESTATE" and NOTE 4. "NOTES RECEIVABLE."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

In 1997, gains on sale of real estate totaled $8.4 million, including $3.6 million on the sale of the Tollhill East Office Building, a $2.1 million deferred gain recognized on the payoff of a note receivable, a gain of $563,000 on the sale of Crestview Shopping Center and a gain of $2.1 million on the sale of Village Square Apartments.

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, NRLP may be potentially liable for removal or remediation costs, as well as certain other potential costs relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery from NRLP for personal injury associated with such materials.

Management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on NRLP's business, assets or results of operations.

Impact of Inflation

The effects of inflation on NRLP's operations are not quantifiable. Revenues from property operations tend to fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect sales values of properties and the ultimate gain to be realized from property sales. To the extent that inflation effects interest rates, NRLP's earnings from short-term investments, the cost of new financings as well as the cost of variable interest rate debt will be affected.

Taxes

NRLP is a publicly traded limited partnership and, for federal income tax purposes, all income or loss generated by it is included in the income tax returns of the individual partners. Under Internal Revenue Service guidelines generally applicable to publicly traded partnerships, a limited partner's use of his or her share of partnership losses is subject to special limitations.

Year 2000

Even though January 1, 2000, has passed and no adverse impact from the transition to the year 2000 has been experienced, no assurance can be provided that NRLP's suppliers and tenants have not been affected in a manner not yet apparent. As a result, management will continue to monitor NRLP's year 2000 compliance and the year 2000 compliance of its suppliers and tenants.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK


NRLP's future operations, cash flow and fair values of financial instruments are partially dependent upon the then existing market interest rates and market equity prices. Market risk is the changes in the market rates and prices, and the effect of the changes on future operations. Market risk is managed by matching a property's anticipated net operating income to an appropriate financing.

The following table contains only those exposures that existed at December 31, 1999. Anticipation of exposures of risk on positions that could possibly arise was not considered. NRLP's ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. Dollars are in thousands.


Assets

Trading Instruments-Equity Price Risk

 Marketable securities at market
  value................................                                                                $  3,327

Non-trading Instruments-Equity
 Price Risk

Notes receivable
 Variable interest rate-fair value                                                                   $ 18,072

                                           2000     2001      2002       2003     2004    Thereafter    Total
                                         -------   -------   -------   --------   -----   ----------   --------
  Instrument's maturities..............  $    --   $    --   $    --   $     --   $  --       $5,675   $  5,675
  Instrument's amortization............      500       500       500        750     750        3,750      6,750
    Interest...........................      969       928       888        833     772        2,495      6,885
    Average rate.......................      8.0%      8.0%      8.0%       8.0%    8.0%         8.0%

 Fixed interest rate-fair value                                                                       $157,735
                                           2000     2001      2002       2003     2004    Thereafter    Total
                                         -------   -------   -------   --------   -----   ----------   ---------
  Instrument's maturities..............  $18,451   $ 4,749   $ 4,970   $124,483   $  --       $   --   $152,653
  Instrument's amortization............       --        --        --         --      --           --         --
    Interest...........................   17,323    16,282    15,337     14,014      --           --     62,956
    Average rate.......................     12.1%     12.4%     12.1%      11.3%     --           --

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK



Liabilities
Non-trading Instruments-Equity
 Price Risk

Notes payable
 Variable interest rate-fair
  value                                                                                          $ 58,675
                                    2000      2001      2002      2003      2004   Thereafter      Total
                                  -------   -------   -------   -------   -------  ----------    --------
 Instrument's maturities........  $21,675   $12,934   $ 5,943   $    --   $    --     $  1,989   $ 42,541
 Instrument's amortization......      303       739       379        49        53          329      1,852
  Interest......................    2,806     1,283       407       221       216          965      5,898
  Average rate..................      8.4%      8.2%      7.3%      8.5%      8.5%         8.5%

Fixed interest rate-fair value                                                                   $211,391
                                    2000     2001      2002       2003     2004     Thereafter     Total
                                  -------   -------   -------   -------   -------   ----------   --------
 Instrument's maturities........  $10,482   $ 3,016   $ 2,880   $50,309   $    --     $125,864   $192,551
 Instrument's amortization......    3,741     4,393     4,128     3,678     3,239       20,749     39,928
  Interest......................   16,932    15,244    14,956    13,081    10,836       32,998    104,047
  Average rate..................      7.5%      7.1%      7.2%      7.4%      7.3%         7.1%

             ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                       Page
                                                                                                       ----


Report of Independent Certified Public Accountant....................................................   41


Consolidated Balance Sheets--December 31, 1999 and 1998..............................................   42


Consolidated Statements of Operations--Years Ended December 31, 1999, 1998 and 1997..................   43


Consolidated Statements of Partners' Equity (Deficit)--Years Ended December 31, 1999, 1998 and 1997..   44


Consolidated Statements of Cash Flows--Years Ended December 31, 1999, 1998 and 1997..................   45


Notes to Consolidated Financial Statements...........................................................   47


Schedule III--Real Estate and Accumulated Depreciation...............................................   72


Schedule IV--Mortgage Loans on Real Estate...........................................................   77




All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Partners
National Realty, L.P.

We have audited the accompanying consolidated balance sheets of National Realty, L.P., a limited partnership, as of December 31, 1999 and 1998, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Partnership's General Partner. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Realty, L.P. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.


                                                            BDO Seidman, LLP



Dallas, Texas
March 23, 2000

                             NATIONAL REALTY, L.P.
                          CONSOLIDATED BALANCE SHEETS

                                                                    December 31,
                                                              ------------------------
                                                                 1999         1998
                                                              -----------  -----------
                           Assets                              (dollars in thousands)
Real estate held for investment
 Land.......................................................   $  39,842    $  39,400
 Buildings and improvements.................................     282,521      325,779
                                                               ---------    ---------
                                                                 322,363      365,179
 Less--Accumulated depreciation.............................    (146,534)    (197,770)
                                                               ---------    ---------
                                                                 175,829      167,409
Foreclosed real estate, held for sale.......................       7,633           --
Notes and interest receivable
   Performing (including $149,980 in 1999 and $62,357 in
   1998 from affiliates)....................................     165,155      109,628
   Nonperforming (including $1,353 in 1999 from affiliate)         2,909        6,807
                                                               ---------    ---------
                                                                 168,064      116,435
Less--allowance for estimated losses........................      (1,910)      (1,910)
                                                               ---------    ---------
                                                                 166,154      114,525

Cash and cash equivalents...................................       2,066        9,025
Accounts receivable (including $489 in 1999 and $11,046
 in 1998 from affiliates)...................................       2,873       12,316
Prepaid expenses............................................       1,324        1,230
Escrow deposits and other assets (including $1,244 in 1999
 and $730 in 1998 from affiliate)...........................       6,796       20,506
Marketable equity securities of affiliate (at market).......       3,327        3,205
Deferred financing costs....................................       9,279        9,566
                                                               ---------    ---------
                                                               $ 375,281    $ 337,782
                                                               =========    =========
Liabilities and Partners' Equity (Deficit)
Liabilities
 Notes and interest payable.................................   $ 277,734    $ 358,100
 Accrued property taxes.....................................       3,660        7,121
 Tenant security deposits...................................       2,033        2,919
   Accounts payable and other liabilities (including $345
    in 1999 to affiliates)...................................      2,168        1,757
                                                               ---------    ---------
                                                                 285,595      369,897
Commitments and contingencies
Partners' equity (deficit)
 General Partner............................................       2,076         (408)
   Limited Partners (6,321,522 units in 1999 and 6,321,609
    units in 1998)..........................................      84,552      (34,642)
   Unrealized gain on marketable equity securities of
    affiliate...............................................       3,058        2,935
                                                               ---------    ---------
                                                                  89,686      (32,115)
                                                               ---------    ---------
                                                               $ 375,281    $ 337,782
                                                               =========    =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        For the Years Ended December 31,
                                                      ------------------------------------
                                                         1999         1998         1997
                                                      -----------  -----------  ----------
                                                       (dollars in thousands, except per
                                                                     unit)

Revenues
 Rents..............................................   $   86,978  $  107,127   $  112,875
   Interest (including $12,360 in 1999 and $404 in
    1998 from affiliates).............................     17,676       6,707        4,490
                                                       ----------  ----------   ----------
                                                          104,654     113,834      117,365
                                                       ----------  ----------   ----------

Expenses
 Interest...........................................       27,217      26,722       34,189
 Deferred borrowing costs written off...............           --      12,963           --
 Depreciation.......................................        7,708       9,691       10,338
 Property taxes & insurance.........................        9,239      10,791       12,279
 Utilities..........................................        8,381      10,738       12,059
 Repairs and maintenance............................       19,682      25,888       24,735
 Property-level payroll costs.......................        4,882       6,070        6,412
 Other property operation expenses..................        3,512       4,299        4,344
 Property management fees (including $1,942 in
  1999, $1,290 in 1998 and $826 in 1997 to
  affiliates).......................................        4,405       4,950        4,791
 General and administrative (including $4,728 in
  1999, $3,865 in 1998 and $4,448 in 1997 to
  affiliates).......................................        6,723       6,820        7,856

 General partner fees...............................        2,509          --           --
                                                       ----------  ----------   ----------
                                                           94,258     118,932      117,003

Income (loss) from operations.......................       10,396      (5,098)         362
Gain on sale of real estate.........................      114,443      52,589        8,356
                                                       ----------  ----------   ----------

Net income..........................................   $  124,839  $   47,491   $    8,718
                                                       ==========  ==========   ==========

Earnings per unit
Net income..........................................   $    19.36  $     7.36   $     1.35
                                                       ==========  ==========   ==========

Weighted average units of limited partner interest
 used in computing earnings per unit................    6,321,531   6,321,425    6,327,418
                                                       ==========  ==========   ==========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.

             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)


                                                      Accumulated   Redeemable
                                                         Other        General     Partners
                               General    Limited    Comprehensive    Partner      Equity
                               Partner    Partner       Income       Interest     (Deficit)
                               --------  ----------  -------------  -----------  -----------
                                          (dollars in thousands, except per unit)

Balance, January 1, 1997.....  $ 2,649    $(74,568)         $1,003    $(42,030)   $(112,946)

Comprehensive income
 Unrealized gain on
  marketable equity
  securities of affiliate....       --          --           1,541          --        1,541
 Net income..................      173       8,545              --          --        8,718
                                                                                  ---------
                                                                                     10,259
Adjustment to Redeemable
 General Partner Interest....       --          --              --      (7,587)      (7,587)

Units issued on exercise of
 warrants....................       --          20              --          --           20
Distributions ($1.90 per
                                    --     (12,021)             --          --      (12,021)
 unit).......................  -------    --------          ------  ----------    ---------
Balance, December 31, 1997...    2,822     (78,024)          2,544     (49,617)    (122,275)

Comprehensive income
 Unrealized gain on
  marketable equity
  securities of affiliate....       --          --             391          --          391
 Net income..................      945      46,546              --          --       47,491
                                                                                  ---------
                                                                                     47,882
Adjustment to Redeemable
 General Partner Interest....   (4,175)         --              --      49,617       45,442
Distributions ($.50 per
 unit).......................  -------      (3,164)             --          --       (3,164)
                               -------    --------          ------  ----------    ---------
Balance, December 31, 1998...     (408)    (34,642)          2,935          --      (32,115)

Comprehensive income
 Unrealized gain on
  marketable equity
  securities of affiliate....       --          --             123          --          123
 Net income..................    2,484     122,355              --          --      124,839
                                                                                  ---------
                                                                                    124,962
Distributions ($.50 per
 unit).......................       --      (3,161)             --          --       (3,161)
                               -------    --------          ------  ----------    ---------
Balance, December 31, 1999...  $ 2,076    $ 84,552          $3,058  $      --     $  89,686
                               =======    ========          ======  ==========    =========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Years Ended December 31,
                                                        -----------------------------------
                                                           1999        1998         1997
                                                        ----------  -----------  ----------
                                                             (dollars in thousands)
Cash Flows From Operating Activities
 Rents collected......................................  $  87,240    $ 107,135    $113,379
 Interest collected (including $9,642 in 1999 and
  $132 in 1998 from affiliates).......................     12,024        4,139       4,111
 Interest paid........................................    (24,903)     (27,878)    (30,345)
 Payments for property operations (including $1,942,
  $1,290 in 1998 and $826 in 1997 to affiliates)......    (47,335)     (64,244)    (62,835)
 General and administrative expenses paid (including
  $4,728 in 1999, $3,865 in 1998 and $4,448 in 1997
  to affiliates)......................................     (6,846)      (7,810)     (9,536)
 Other................................................       (413)        (427)        241
                                                        ---------    ---------    --------
    Net cash provided by operating activities.........     19,767       10,915      15,015

Cash Flows From Investing Activities
 Proceeds from sales of real estate...................    163,487       61,025      14,294
 Acquisition of real estate...........................     (8,289)          --          --
 Real estate improvements.............................     (2,046)      (2,820)     (5,004)
 Construction and development.........................    (28,712)          --          --
 Collections on notes receivable......................     18,443       24,160      13,522
 Funding of notes receivable..........................   (106,524)     (98,716)    (22,898)
 General partner fees.................................     (2,509)          --          --
                                                        ---------    ---------    --------
    Net cash provided by (used in) investing
     activities.......................................     33,850      (16,351)        (86)

Cash Flows From Financing Activities
 Proceeds from notes payable..........................     55,849      352,813      36,351
 Payments of notes payable............................   (127,998)    (320,712)    (23,047)
 Payment of pension notes.............................         --           --     (14,645)
 Reimbursements from (advances to) affiliates, net....      9,802      (11,046)         --
 (Deposit to) receipt from escrow.....................      5,957       (5,957)     12,423
 Deferred borrowing costs (including $561 in 1999,
  $2,674 in 1998 and $332 in 1997 to affiliate).......     (2,032)     (10,948)     (2,346)
 Refunds/(deposits) on pending transactions...........      2,298       (2,298)         --
 Exercise of warrants.................................         --           --          20
 Distributions to unitholders.........................     (3,161)      (3,164)    (12,021)
 Distributions to general partner.....................     (1,291)      (1,407)       (356)
                                                        ---------    ---------    --------
    Net cash (used in) financing activities...........    (60,576)      (2,719)     (3,621)
                                                        ---------    ---------    --------

Net increase (decrease) in cash and cash equivalents       (6,959)      (8,155)     11,308
Cash and cash equivalents at beginning of year........      9,025       17,180       5,872
                                                        ---------    ---------    --------
Cash and cash equivalents at end of year..............  $   2,066    $   9,025    $ 17,180
                                                        =========    =========    ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.

                                                        For the Years Ended December 31,
                                                       -----------------------------------
                                                          1999         1998        1997
                                                       -----------  ----------  ----------
                                                               (dollars in thousands)

Reconciliation of net income to net cash provided
 by operating activities.............................
 Net income..........................................   $ 124,839    $ 47,491     $ 8,718
 Adjustments to reconcile net income to net cash
  provided by operating activities...................
  Depreciation.......................................       7,708       9,691      10,338
  Gain on sale of real estate........................    (114,443)    (52,589)     (8,356)
  Amortization of deferred borrowing costs...........       2,319       2,617       2,950
  Deferred borrowing costs written off...............          --      10,346          --
  (Increase) in interest receivable..................      (5,652)     (2,568)        (36)
  (Increase) decrease in other assets................       5,769        (419)        443
  (Decrease) increase in interest payable............          (5)     (1,156)        259
  (Decrease) increase in other liabilities...........        (768)     (2,498)        699
                                                        ---------    --------     -------
     Net cash provided by operating activities.......   $  19,767    $ 10,915     $15,015
                                                        =========    ========     =======




Schedule of noncash investing activities
 Notes payable assumed by buyer upon sale of
  properties.........................................   $   6,776    $ 17,116   $      --
 Unrealized gain on marketable equity securities of
  affiliate..........................................         123         391       1,541
 Conversion of notes receivable to property
  interests..........................................      31,170          --          --
 Note payable assumed on purchase of real estate.....         974          --          --
 Carrying value of real estate obtained in
  satisfaction of notes receivable (a
  carrying value of $7,638)..........................       7,638          --          --





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

Certain balances for 1997 and 1998 have been reclassified to conform to the 1999 presentation.

NOTE 1.   ORGANIZATION

General.   National Realty, L.P. ("NRLP") is a Delaware limited partnership which commenced operations on September 18, 1987 when through National Operating, L.P. ("NOLP"), it acquired all of the assets and assumed all of the liabilities of 35 public and private limited partnerships.

NRLP is the sole limited partner of NOLP and owns 99% of the beneficial interest in NOLP. The general partner and owner of 1% of the beneficial interest in each of NRLP and NOLP is NRLP Management Corp. ("NMC"). NMC is a wholly-owned subsidiary of American Realty Trust, Inc. ("ART"), a publicly held real estate company. As of March 3, 2000, ART owned approximately 55.4% of NRLP's outstanding units of limited partner interest.

NMC, as general partner, manages the affairs of the Partnership. All decisions relating to the Partnership, including the acquisition, disposition, improvement, financing or refinancing of the Partnership's properties or other investments, are made by NMC. The officers of NMC also serve as officers of ART.

In November 1992, the Partnership refinanced 52 of its apartments and a wraparound mortgage note receivable with a financial institution. To facilitate the refinancing, NOLP transferred those assets to Garden Capital, L.P. ("GCLP"), a Delaware limited partnership. NOLP is the sole limited partner with a 99.3% limited partner interest in GCLP. GCLP transferred the acquired net apartment assets in exchange for a 99% limited partner interest in single asset limited partnerships which were formed for the purpose of operating, refinancing and holding title to the apartments. The single asset limited partnerships have no significant assets other than an apartment encumbered by mortgage debt. Garden National Realty, Inc. ("GNRI"), a wholly-owned subsidiary of ART, is currently the .7% general partner of GCLP and 1% general partner of the single asset partnerships.

                             NATIONAL REALTY, L.P.

NOTE 1.   ORGANIZATION (Continued)

Basic Capital Management, Inc. ("BCM"), performs certain administrative functions for the Partnership, such as accounting services, mortgage servicing and portfolio review and analysis, on a cost reimbursement basis. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Since February 1, 1990, BCM or affiliates of BCM have provided property management services for the Partnership. Currently, Triad Realty Services, Ltd. ("Triad"), performs such property management services. BCM or affiliates of BCM also perform loan placement services, leasing services and real estate brokerage and acquisition services and other services for the Partnership for fees and commissions. See NOTE 8. "GENERAL PARTNER FEES AND COMPENSATION."

Participation in net income, net loss and distributions.   The limited partners
of NRLP have a 99% interest and NMC has 1% interest in the net income or net loss of NRLP. NRLP has a 99% and the NMC has a 1% interest in the net income or net loss of NOLP. The 1% general partner interest in each of NRLP and NOLP is equal to a 1.99% interest on a combined basis. NOLP has a 99.3% limited partner interest and GNRI has a .7% general partner interest in the net income or net loss and distributions of GCLP. GCLP has a 99% interest and GNRI has a 1% interest in the net income or net loss and distributions of the single asset partnerships. GNRI's .7% general partner interest in GCLP and its 1% general partner interest in the single asset partnerships is equal to a 1.68% interest on a combined basis. For tax purposes limited partners are allocated their proportionate share of net income or net loss commencing with the calendar month subsequent to their entry into the Partnership. NMC receives base compensation equal to 10% of the distributions to unitholders from the Partnership's cash from operations.

General Partner's capital contribution.   In return for its 1% interest in NRLP,
the general partner was required to make aggregate capital contributions to the Partnership in an amount equal to 1.01% of the total initial capital contributions to the Partnership. The general partner contributed $500,000 in cash with the remaining contribution evidenced by a promissory note bearing interest at the rate of 10% per annum, compounded semi-annually, payable on the earlier of September 18, 2007 or liquidation of the Partnership or termination of the general partner's interest in the Partnership. The principal balance of such promissory note was $4.2 million at December 31, 1999 and 1998.

GNRI received its .7% general partner interest in GCLP in exchange for a mortgage note receivable. NRLP subsequently purchased the mortgage note receivable for a $900,000 note payable. GNRI received its 1% general partner interest in the single asset partnerships in exchange for agreeing to manage the apartments owned by each of the single asset partnerships.

                             NATIONAL REALTY, L.P.

NOTE 1.   ORGANIZATION (Continued)

Proposed Transaction with American Realty Investors, Inc. On November 3, 1999, the Partnership and ART jointly announced their agreement to combine, in a tax free exchange, under the ownership of a new company to be named American Realty Investors, Inc. ("ARI"). ARI will distribute shares of its common stock to ART stockholders and Partnership unitholders. Partnership unitholders, except for ART, will receive one share of ARI common stock for each Partnership unit held. ART stockholders will receive .91 shares of ARI common stock for each share of ART common stock held. ART preferred stock will convert into one share of preferred stock of ARI, having substantially the same rights as ART's preferred stock. The share exchange and merger were subject to a vote of stockholders/unitholders of both entities. Approval required the vote of the unitholders holding a majority of the Partnership's outstanding units, and the vote of the stockholders holding a majority of ART's outstanding shares of common and preferred stock. As of March 3, 2000, ART owned approximately 55.4% of the outstanding units of the Partnership and BCM owned approximately 12.4% of the outstanding units of the Partnership and 56.9% of the outstanding shares of ART's common stock. At special meetings held on March 21, 2000, Partnership unitholders and ART stockholders approved the merger proposal. The merger is expected to be completed early in the second quarter of 2000.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation.   The Consolidated Financial Statements include the
accounts of NRLP, NOLP, and controlled partnerships and subsidiaries. All significant intercompany balances and transactions have been eliminated. Minority interests, which are not significant, are included in other liabilities.

Accounting estimates. In the preparation of Consolidated Financial Statements, in conformity with generally accepted accounting principles it was necessary for management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses for the year then ended. Actual results could differ from these estimates.

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

                             NATIONAL REALTY, L.P.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                             NATIONAL REALTY, L.P.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred financing costs.   Deferred financing costs, which include bank, legal,
appraisal and consulting fees, are capitalized and amortized on the interest method over the term of the related loans.

Present value discounts.   The Partnership provides for present value discounts
on notes receivable or payable that have interest rates that differ substantially from prevailing market rates and amortizes the discounts by the interest method over the lives of the related notes. The factors considered in determining a market rate include the borrower's credit standing, nature of the collateral and payment terms of the note.

Marketable equity securities of affiliate.   Marketable equity securities are
considered to be available-for-sale and are carried at fair value, defined as period end closing market value. Net unrealized holding gains are reported as a separate component of partners' equity until realized.

Fair value of financial instruments.   The Partnership used the following
assumptions in estimating the fair value of its notes receivable, marketable equity securities and notes payable. For performing notes receivable, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For nonperforming notes receivable, the estimated fair value of the Partnership's interest in the collateral property was used. For marketable equity securities, fair value was the year end closing market price of each security. For notes payable, the fair value was estimated using current rates for mortgages with similar terms and maturities.

Cash equivalents.   For purposes of the Consolidated Statements of Cash Flows, all highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents.

Earnings per unit.   Income per unit is presented in accordance with Statement
of Financial Accounting Standards No. 128, "Earnings Per Share." Income per unit of limited partner interest is derived by multiplying the Partnership's net income by 98.01% and dividing the result by the weighted average number of units outstanding in each year, 6,321,531, 6,321,425 and 6,327,418 units in 1999, 1998 and 1997, respectively.

NOTE 3.   REAL ESTATE

In 1999, 14 apartments with a total of 4,828 units were sold: Barcelona Apartments in Tampa, Florida; Country Place Apartments in Round Rock, Texas; Fox Club Apartments and Lake Nora Apartments in Indianapolis, Indiana; Horizon East Apartments in Dallas, Texas; Lantern Ridge

                             NATIONAL REALTY, L.P.

NOTE 3.   REAL ESTATE (Continued)

Apartments in Richmond, Virginia; Manchester Commons Apartments in Manchester, Missouri; Mesa Ridge Apartments in Mesa, Arizona; Oakhollow Apartments and Windridge Apartments in Austin, Texas; Olde Towne Apartments and Bavarian Woods Apartments in Middletown, Ohio; Santa Fe Apartments in Kansas City, Missouri and Tanglewood Apartments in Arlington Heights, Illinois. The Partnership also sold a 13.5 acre parcel of unimproved land in Harris County, Texas. The total sales price was $184.5 million. The Partnership received $46.9 million in net cash from the sales, after paying off $116.5 million in mortgage debt, providing $2.1 million in purchase money financing, and the payment of various closing costs. An aggregate gain of $114.4 million was recognized on the sales.

In May 1999, the remaining undivided interest in a ground lease under the 149,855 sq. ft. Westwood Shopping Center in Tallahassee, Florida, was purchased for $536,000 in cash.

Also in May 1999, the 27,000 sq. ft. Cooley Office Building in Farmers Branch, Texas, was purchased for $3.5 million. The Partnership paid $1.5 million in cash and obtained mortgage financing of $2.0 million.

In June 1999, the Lake Houston land, a 33.58 acre parcel of unimproved land in Harris County, Texas, was purchased for $2.5 million in cash. A construction loan in the amount of $13.7 million was obtained to permit construction of the 312 unit Lake Shore Villas Apartments. Construction costs are expected to approximate $16.7 million. Construction was begun in July 1999 and is expected to be completed in the third quarter of 2000. Through December 31, 1999, $5.4 million has been expended on construction of the apartments of which $4.2 million was from the construction loan. A total of $11,000 in interest was capitalized in 1999.

In July 1999, the Stone Meadows land, a 13.5 acre parcel of unimproved land in Harris County, Texas, was purchased from ART at its carrying cost of $2.2 million. NRLP paid $1.2 million in cash and assumed $974,000 in mortgage debt, which was paid off at its maturity in October 1999. The land was acquired as an apartment development site. After further review, management determined not to develop apartments on the site. The land was sold in December 1999.

In December 1999, the Woolley land, a .4179 acre parcel of unimproved land in Farmers Branch, Texas, was purchased for $205,000 in cash. The land is adjacent to the Partnership's Centura Tower Office Building.

In 1998, 10 apartments with a total of 2,581 units were sold: Brookview Apartments in Smyrna, Georgia; Creekwood Apartments in College Park, Georgia; Alexandria Apartments in Decatur, Georgia; Lakewood Apartments in St. Petersburg, Florida; Royal Oaks Apartments in Stone Mountain, Georgia; Skipper's Pond Apartments and Wisperwood Apartments in Tampa,

                             NATIONAL REALTY, L.P.

NOTE 3.   REAL ESTATE (Continued)

Florida; Towne Oaks Apartments and Oakmont Apartments in Monroe, Louisiana; and River Glen Apartments in Tulsa, Oklahoma. The Partnership also sold the 184,878 sq. ft. Countryside Plaza Shopping Center in Clearwater, Florida and a 338 acre parcel of unimproved land in Granby, Colorado. The total sales price was $67.2 million. The Partnership received $40.5 million in net cash, after paying off $18.8 million in mortgage debt and the payment of various closing costs. An aggregate gain of $40.5 million was recognized on the sales.

In December 1998, an undivided interest in one of the ground leases under the Westwood Shopping Center was purchased for $507,000 in cash.

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

NOTE 4.    NOTES RECEIVABLE

Notes and interest receivable consisted of the following:

                                                     1999                    1998
                                             ---------------------  ----------------------
                                             Estimated     Book     Estimated      Book
                                             ----------  ---------  ----------  ----------
                                             Fair Value    Value    Fair Value     Value
                                             ----------  ---------  ----------  ----------
Notes receivable
  Performing (including $148,296 in 1999
    and $62,085 in 1998 from affiliate)....    $173,256   $162,380    $102,984   $106,893
  Nonperforming (including $1,353 in 1999
                                                  2,551      2,698       9,200      9,200
    from affiliate)........................    --------   --------    --------   --------
                                               $175,807    165,078    $112,184    116,093
                                               ========               ========
Interest receivable (including $1,684 in
 1999 and $272 in 1998 from affiliate).....                  2,986                  2,882
Unamortized (discounts)....................                     --                   (109)
Deferred gains.............................                     --                 (2,431)
                                                          --------               --------
                                                          $168,064               $116,435
                                                          ========               ========

Interest income is recognized on nonperforming notes receivable on a cash basis. For the years 1999, 1998 and 1997, unrecognized interest income on nonperforming notes receivable totaled $1.0 million, $716,000 and $127,000, respectively.

Notes receivable mature from 2000 through 2009 with interest rates ranging from 8.20% to 16.0% per annum, with a weighted average interest

                             NATIONAL REALTY, L.P.

NOTE 4.   NOTES RECEIVABLE (Continued)

rate at December 31, 1999, of 13.0%. Discounts were based on interest rates at the time of origination. Notes receivable are generally collateralized by real estate or interests in real estate and personal guarantees of the borrower. A majority of the notes receivable provide for interest to be paid at the note's maturity.

Deferred gains result from property sales where the buyer has either made an inadequate down payment or has not met the continuing investment test of SFAS No. 66. See NOTE 2. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Revenue recognition on the sale of real estate."

In January and July 1999, a $1.7 million note receivable was collected in full, including a $400,000 participation fee.

In August 1999, a $2.6 million loan was funded to JNC Enterprises, Inc. ("JNC"). The loan was subsequently split into two pieces. The loans are secured by second liens on a 3.5 acre and a 1.2561 acre parcel of land in Dallas, Texas, the guarantee of the borrower and the personal guarantees of its shareholders. The loans bear interest at 16.0% per annum and matured in February 2000. All principal and interest were due at maturity. JNC used $2.3 million of the loan proceeds to paydown the Cuchara $4.2 million note receivable. In March 2000, the $2.0 million loan secured by the 3.5 acre land parcel was collected in full, including accrued but unpaid interest. Negotiations are in process to extend the remaining loan, which is cross-collateralized with the other JNC loans funded by the Partnership.

In September 1999, in conjunction with the sale of two of its apartments, the Partnership provided $2.1 million in purchase money financing secured by limited partnership interests in two limited partnerships owned by the buyer. The financing bears interest at 16.0% per annum, requires monthly payments of interest only at 6.0%, beginning in February 2000 and a $200,000 principal paydown in December 1999, which was not received, and matures in August 2000. The Partnership had the option to obtain the buyer's general and limited partnership interests in full satisfaction of the financing. In March 2000, NRLP agreed to forbear foreclosing on the collateral and release one of the partnership interests, in exchange for payment of $250,000 and executed deeds of trusts on certain properties, which was received. In addition, the borrower is to make a $1.1 million payment in April 2000. Upon receipt of the April 2000 payment, NRLP will return the deeds of trust and terminate the option agreement. The borrower will execute a replacement promissory note for the remaining note balance, estimated to be $1.0 million, which will be unsecured, non-interest bearing and mature in April 2003.

In December 1999, a note with a principal balance of $1.2 million and secured by a pledge of partnership interest in a partnership which owns

                             NATIONAL REALTY, L.P.

NOTE 4.   NOTES RECEIVABLE (Continued)

real estate in Addison, Texas, matured. The maturity date was extended to April 2000, in exchange for an increase in the interest rate to 14.0% per annum. All other terms remained the same.

During 1998 and 1999, a total of $31.0 million of a $52.5 million loan commitment was funded to Centura Tower, Ltd. ("Centura"). The loan was secured by 2.244 acres of land and an office building under construction in Farmers Branch, Texas. In August 1999, the Partnership exercised its option contained in the loan agreement, and obtained a combined 80% general and limited partnership interest in Centura in exchange for a $24.1 million capital contribution through conversion of a portion of its note receivable to an equity interest. The $8.3 million balance of the note continued as a loan to Centura. Centura is consolidated for financial statement purposes and the loan balance is eliminated in consolidation. In December 1999, the construction debt secured by the Centura Tower Office Building was refinanced with a new construction loan in the amount of $28.8 million, of which $21.7 million was funded initially. The Partnership received net cash of $8.6 million after paying off $11.0 million in construction debt, the funding of required escrows and the payment of various closing costs. The new mortgage bears interest at a variable rate, currently 9.75% per annum, requires monthly payments of interest only and matures in December 2000. Through December 1999, a total of $132,000 in interest was capitalized. Through February 2000, the lender has advanced an additional $2.6 million under the construction loan.

In August 1998, a $6.0 million loan was funded to Centura Holdings, LLC, a subsidiary of Centura. The loan was secured by 6.4109 acres of land in Farmers Branch, Texas. In November 1999, the land was transferred to NLP/CH, Ltd., a partnership in which the Partnership has a combined 80% general and limited partnership interest. The borrower holds the remaining 20% limited partnership interest. NLP/CH, Ltd. is consolidated for financial statement purposes.

Also in August 1998, a $3.7 million loan was funded to JNC. The loan was secured by a contract to purchase 387 acres of land in Collin County, Texas, the guarantee of the borrower and the personal guarantees of its shareholders. The loan bore interest at 12.0% per annum and matured in February 1999. All principal and interest were due at maturity. In January 1999, ART purchased the contract from JNC and acquired the land. In connection with the purchase, an additional $6.0 million of GCLP's loan commitment to ART was advanced. A portion of the funds were used to payoff the $3.7 million loan, including accrued but unpaid interest, paydown by $1.3 million another JNC loan from the Partnership and paydown by $820,000 the JNC Frisco Panther Partners, Ltd. loan from the Partnership.

During 1998 and 1999, $2.1 million of a $2.2 million loan commitment was funded to Varner Road Partners, L.L.C. The loan was secured by a 129.77

                             NATIONAL REALTY, L.P.

NOTE 4.   NOTES RECEIVABLE (Continued)

acre parcel of unimproved land in Riverside County, California and a pledge of the membership interests of the borrower. The loan matured in November 1999. Principal and accrued interest were not paid at maturity and the borrower deeded the property to the Partnership in lieu of foreclosure. No loss was incurred, as the fair market value of the property, less estimated costs of sale, exceeded the carrying value of the note receivable.

During the first and second quarters of 1998, a $356,000 loan was funded to Ellis Development Company, Inc. The loan is secured by a 4.5 acre parcel of land in Abilene, Texas. The loan bears interest at 14.0% per annum and had an original maturity of April 1999. All principal and interest were due at maturity. In August 1998, the loan was modified and extended, increasing the loan commitment to $946,000, of which $942,000 has been funded and the maturity date was extended to August 1999. In exchange for the modification and extension the borrower pledged additional collateral consisting of the personal guarantees of the principal owners of the borrower and a collateral assignment of a $220,000 note receivable. In August 1999, the note was further extended to August 2000. All other terms of the loan remained unchanged.

In June 1998, a $365,000 loan was funded to RB Land & Cattle, L.L.C. The loan was secured by 7,200 acres of unimproved land near Crowell, Texas, and the personal guarantee of the owner and manager of the borrower. The loan matured in December 1998. All principal and interest were due at maturity. The loan, including accrued but unpaid interest, was collected in full in January 2000.

Also in June 1998, a $2.4 million loan was funded to Cuchara Partners, Ltd. and Ski Rio Partners, Ltd., affiliates of JNC. The loan is secured by (1) a first lien on approximately 450 acres of land in Huerfano County, Colorado, known as Cuchara Valley Mountain Ski Resort; (2) an assignment of a $2.0 million promissory note which is secured by approximately 2,623 acres of land in Taos County, New Mexico, known as Ski Rio Resort; and (3) a pledge of all related partnership interests. The loan bears interest at 16.0% per annum and has an extended maturity of March 2000. All principal and interest are due at maturity. In July 1998, an additional $1.8 million, was funded increasing the loan balance to $4.2 million. In the fourth quarter of 1998, $109,000 was received on the sale of 11 parcels of the collateral property in Taos, New Mexico. In August 1999, $2.3 million was received. In September 1999, a paydown of $1.0 million was received. The loan had a principal balance of $1.6 million at December 31, 1999, and is cross-collateralized with the other JNC loans funded by the Partnership.

In the second quarter of 1999, a total of $3.7 million was collected on two mortgage notes receivable, of which the Partnership used $3.5 million of the note proceeds to paydown a loan partially secured by one of the paid off notes.

                             NATIONAL REALTY, L.P.

NOTE 4.   NOTES RECEIVABLE (Continued)

In August 1998, a $635,000 loan was funded to La Quinta Partners, LLC. The loan was secured by interest bearing accounts prior to being used as escrow deposits toward the purchase of a total of 956 acres of land in La Quinta, California, and the personal guarantee of the manager of the borrower. The loan matured in November 1998. All principal and interest were due at maturity. In November and December 1998, $250,000 in principal paydowns were received. In the second quarter of 1999, the loan was modified, increasing the interest rate to 15.0% per annum and extending the maturity date to November 1999. Accrued but unpaid interest was added to the principal balance, increasing it by $42,000 to $402,000. In the fourth quarter of 1999, an additional $2,000 was funded, increasing the loan balance to $404,000. In March 2000, $25,000 in interest was collected and the loan's maturity was extended to April 2000.

In 1997 and 1998, a $3.8 million loan was funded to Stratford & Graham Developers, L.L.C. In 1999, an additional $305,000 was funded, increasing the loan balance to $4.1 million. The loan was secured by 1,485 acres of unimproved land in Riverside County, California. The loan matured in June 1999. The loan was not paid at maturity. The borrower deeded the collateral property to the Partnership in December 1999. No loss was incurred as the fair market value of the property, less estimated costs of sale, exceeded the carrying value of the note.

In October 1998, three loans to JNC or affiliated entities were funded. The first JNC loan of $1.0 million was secured by a second lien on 3.5 acres of land in Dallas, Texas, the guarantee of the borrower and the personal guarantees of its shareholders. This loan was collected in July 1999, prior to its maturity. The second loan, also $1.0 million, was secured by a second lien on 2.92 acres of land in Dallas, Texas, the guarantee of the borrower and the personal guarantees of its shareholders. This loan was collected in full in March 1999, also prior to its maturity. The third loan, in the amount of $2.1 million, was to a JNC affiliate, Frisco Panther Partners, Ltd. The loan is secured by a second lien on 408.23 acres of land in Frisco, Texas, the guarantee of the borrower and the personal guarantees of its partners. In January 1999, a paydown of $820,000 was received on this loan. The loan matured in October 1999. At maturity, the loan was extended to March 2000, in exchange for an increase in the interest rate to 16.0% per annum. All principal and interest are due at maturity. This loan is cross-collateralized with the other JNC loans funded by the Partnership.

Also in October 1998, a $350,000 loan was funded to Four "J" International Corp., 5J-CTMS, Ltd. and an individual. The loan was secured by 1.1 million Class A limited partnership units in Grapevine American Ltd. The loan bore interest at 15.0% per annum and matured in February 1999. All principal and interest were due at maturity. The loan was collected in full in January 1999.

                             NATIONAL REALTY, L.P.

NOTE 4.   NOTES RECEIVABLE (Continued)

In March 1998, the Partnership ceased receiving the required payments on a $3.0 million note receivable secured by an office building in Dallas, Texas. In October 1998, the Partnership began foreclosure proceedings. In March 1999, the Partnership received payment in full, including accrued but unpaid interest.

In December 1998, $3.3 million of a $5.0 million loan commitment was funded to JNC. In January 1999, a $1.3 million paydown was received on the loan, and subsequently an additional $3.0 million was funded, increasing the loan balance to $5.0 million. The loan is secured by a second lien on 1,791 acres of land in Denton County, Texas, and, until July 1999, a second lien on 220 acres of land in Tarrant County, Texas. In July 1999, the second lien on the 220 acres of land was released and a second lien on 91 acres of land in Collin County, Texas was substituted. At maturity in December 1999, the loan was extended to March 2000, in exchange for an increase in the interest rate to 16.0% per annum. All principal and interest are due at maturity. The loan is cross-collateralized with the other JNC loans funded by the Partnership.

At December 31, 1998, the Partnership's one wraparound mortgage note receivable, with a principal balance of $5.4 million and a net carrying value of $489,000, was in default. The Partnership had been vigorously pursuing its rights regarding the loan to no avail. In December 1999, the Partnership sold the note to BCM at its carrying value, retaining the right to receive any amounts collected by BCM in excess of the amount it paid for the note.

In July 1997, a $700,000 loan was funded to an individual. In February 1998, an additional $40,000 was funded and the loan was modified, increasing the principal balance to $740,000. The loan was secured by a security interest in an oil, gas and mineral lease in Anderson County, Texas, and by a second lien mortgage on a ranch in Henderson County, Texas. The loan bore interest at 12.0% per annum, required monthly payments of interest only and had an extended maturity of September 1999. In November 1999, the Partnership received payment in full, including accrued but unpaid interest.

In 1998, the Partnership originated 16 mortgage or other loans totaling $97.8 million, secured by land, an office building under construction, partnership interests in entities owning real property, personal guarantees, a pledge of a note receivable secured by a ranch, pledge of contracts to purchase land, partnership units, and by second liens on apartments and a shopping center. The loans bore interest rates ranging from 10.0% to 16.0% per annum, required either monthly or at maturity, payments of interest, and matured from December 1998 to January 2003.

Also in 1998, the Partnership collected $22.6 million on its mortgage notes receivable from the payoff of five notes. In connection with one of the payoffs, the Partnership paid off an underlying note payable in

                             NATIONAL REALTY, L.P.

NOTE 4.   NOTES RECEIVABLE (Continued)

the amount of $14.6 million and recognized a gain of $1.0 million on the early collection, as well as a previously deferred gain of $11.2 million from the Partnership's 1988 sale of the property securing such note. In connection with another of the payoffs, the Partnership made a $3.5 million paydown on a mortgage partially secured by one of the notes.

Related Party.   In 1998 and 1999, GCLP funded $124.4 million of a $125.0
million loan commitment to ART. The loan is secured by second liens on six ART properties in Minnesota, Mississippi and Texas, by the stock of ART Holdings, Inc., a wholly-owned subsidiary of ART that owns 3,349,535 NRLP limited partner units, by the stock of NMC, also a wholly-owned subsidiary of ART and the general partner of the Partnership, a pledge of 678,475 NRLP limited partner units owned by BCM and a pledge of 283,034 NRLP limited partner units owned by ART. The loan bears interest at 12.0% per annum, requires monthly payments of interest only and matures in November 2003. In February and October 1999, a total of $1.1 million in paydowns on the loan were received.

In December 1998, in connection with the Moorman litigation settlement, NMC, a wholly-owned subsidiary of ART, and the general partner of the Partnership, assumed responsibility for repayment to the Partnership of the $12.2 million paid by the Partnership to the Moorman Class Members and legal counsel. The loan bears interest at a variable rate, currently 8.0% per annum, and requires annual payments of accrued interest plus principal payments of $500,000 in each of the first three years, $750,000 in each of the next three years, $1.0 million in each of the next three years, with payment in full of the remaining balance in the tenth year. The note is guaranteed by ART. The note matures upon the earlier of the liquidation or dissolution of the Partnership, NMC ceasing to be general partner or ten years from March 31, 1999, the date of the first cash distribution to the Moorman Class Members. See NOTE 13. "COMMITMENTS AND CONTINGENCIES."

Of the Partnership's $168.1 million of notes receivable, approximately $138.0 million, including accrued interest, is due from ART. At the effective date of the pending merger of ART and the Partnership, this receivable, and any unpaid interest, will be eliminated without payment. See NOTE 1. "ORGANIZATION - Proposed Transaction with American Realty Trust, Inc."

In February 1999, a $5.0 million unsecured loan was funded by GCLP to One Realco Corporation, formerly Davister Corp., which at December 31, 1999, owned approximately 15.8% of the outstanding shares of ART's common stock. The loan bears interest at 12.0% per annum and matured in February 2000. All principal and interest were due at maturity. The loan is guaranteed by BCM. In March 2000, all accrued but unpaid interest was collected and the loan's maturity was extended to February 2002. All the terms of the loan remained unchanged.

                             NATIONAL REALTY, L.P.

NOTE 4.   NOTES RECEIVABLE (Continued)

In 1998, a loan commitment of $1.8 million was funded to Warwick of Summit, Inc. ("Warwick"), of which $619,000 was used to repay a Warwick affiliate's loan from the Partnership. The loan was secured by a second lien on a shopping center in Rhode Island, by 100% of the stock of the borrower and by the personal guarantee of the principal shareholder of the borrower. The loan bears interest at 14.0% per annum and has an extended maturity of December 2000. All principal and interest were due at maturity. In December 1999, the borrower sold the collateral property. The Partnership received $810,000 of the net proceeds of the sale, of which $386,000 was applied to accrued interest and the remaining $424,000 was applied to principal. The Partnership is to receive escrowed monies in 2000. Through February 2000, $50,000 has been received. The loan is currently unsecured. In October 1999, Richard D. Morgan, a Warwick shareholder, was elected a Director of NMC, the general partner of the Partnership.

Beginning in 1997 and through January 1999, a $1.6 million loan commitment was funded to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by
(1) a 100% membership interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of unimproved land in Oklahoma City, Oklahoma; and
(3) the personal guarantees of the Bordeaux members. The loan bears interest at 14.0% per annum. Until November 1998, the loan required monthly payments of interest only at the rate of 12.0% per annum, with the deferred interest payable at maturity in January 1999. In November 1998, the loan was modified to allow payments based on monthly cash flow of the collateral property and the maturity date was extended to December 1999. In the second quarter of 1999, the loan was again modified, increasing the loan commitment to $2.1 million and an additional $33,000 was funded. In the third quarter of 1999, an additional $213,000 was funded. The property has had no cash flow, therefore, the Partnership ceased accruing interest on the loan in the second quarter of 1999. In October 1999, a $724,000 paydown was received, which was applied first to accrued but unpaid interest due of $261,000, then to principal, reducing the loan balance to $1.4 million. Negotiations are in process to further modify and extend the loan. In October 1999, Richard D. Morgan, a Bordeaux member, was elected a Director of NMC, the general partner of the Partnership.

In October 1999, GCLP funded a $4.7 million loan to Realty Advisors, Inc., the corporate parent of BCM. The loan is secured by a pledge of 100% of Realty Advisors, Inc.'s interest in an insurance company. The loan bears interest at 10.25% per annum and matures in November 2001. All principal and interest are due at maturity.

                             NATIONAL REALTY, L.P.

NOTE 5.   ALLOWANCE FOR ESTIMATED LOSSES

The allowance for estimated losses was as follows:

                         1999     1998     1997
                        -------  -------  -------

Balance December 31,..   $1,910   $1,910   $1,910
                         ======   ======   ======


NOTE 6.   INVESTMENTS IN MARKETABLE EQUITY SECURITIES OF AFFILIATE

The Partnership owns 195,732 shares of ART common stock, approximately 1.9% of ART's outstanding shares, which the Partnership acquired in open market purchases in 1990 at an adjusted cost of $269,000. ART is a publicly held real estate company. The Partnership considers the ART common stock to be available-for-sale and the shares are carried at fair value (period end market value). The market value of the ART common stock was $3.3 million at December 31, 1999 and $3.2 million at December 31, 1998. See NOTE 1. "ORGANIZATION - Proposed Transaction with American Realty Investors, Inc."

NOTE 7.   NOTES AND INTEREST PAYABLE

Notes and interest payable consist of the following:


                            1999                   1998
                    ---------------------  ---------------------
                    Estimated     Book     Estimated     Book
                    ----------  ---------  ----------  ---------
                    Fair Value    Value    Fair Value    Value
                    ----------  ---------  ----------  ---------

Notes payable.....    $270,066   $276,872    $334,076   $357,201
                      ========               ========
Interest payable..                    862                    899
                                 --------               --------
                                 $277,734               $358,100
                                 ========               --------


Scheduled notes payable principal payments are due as follows:

2000.................................   $ 36,201
2001.................................     21,082
2002.................................     13,330
2003.................................     54,036
2004.................................      3,292
Thereafter...........................    148,931
                                        --------
                                        $276,872
                                        ========


Notes payable at December 31, 1999 and 1998 are collateralized by notes receivable, land, buildings and improvements and are generally nonrecourse to the Partnership. The GCLP Phase I mortgage debt, as discussed below, is cross-collateralized and cross-defaulted among the ten apartments and one shopping center that serve as collateral for such debt. Notes payable at December 31, 1999, bear interest at stated rates

                             NATIONAL REALTY, L.P.

NOTE 7.   NOTES AND INTEREST PAYABLE (Continued)

ranging from 6.5% to 14.0% per annum with a weighted average rate of 9.73% per annum and such notes have maturities or call dates ranging from one to 23 years.

In 1999, the Partnership refinanced the mortgage debt secured by two apartments and obtained mortgage financing for two unencumbered apartments, two commercial properties and five notes receivable in the total amount of $27.4 million. The Partnership received net cash of $20.4 million after paying off $6.2 million in mortgage debt, the funding of escrows and the payment of various closing costs. The mortgages bear interest rates ranging from 7.72% to 14.0% per annum, require monthly payments of principal and interest of $202,697 and mature from December 2000 to February 2019.

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

In addition, in July 1998, two mortgage loans in the total amount of $7.0 million secured by six of the Partnership's mortgage notes receivable were paid in full.

Also in July 1998, GCLP commenced a three-phase refinancing of the mortgage debt secured by its 50 properties. Phase I consisted of 18 of the properties, in Arizona, Florida, Illinois, Indiana, Kansas, Missouri, Oklahoma and Texas, which were refinanced in the total amount of $150.0 million. GCLP received net cash of $33.6 million after paying off $102.9 million in mortgage debt, the funding of required escrows and the payment of various closing costs. This mortgage bears interest at 6.88% per annum, currently requires monthly payments of principal and interest of $400,000 and matures in July 2003. The mortgage requires that the cash flow from the collateral properties be used to fund various escrow and reserve accounts and limits the payment of distributions to the Partnership.

Phase II consisted of a bridge financing of 29 of GCLP's properties, in Arizona, Arkansas, California, Colorado, Florida, Georgia, Kansas, Louisiana, Michigan, Missouri, Nebraska, Ohio, Oklahoma, Tennessee, Texas and Virginia, which were refinanced in the total amount of $86.2 million. GCLP received net cash of $1.4 million after paying off $80.0 million in mortgage debt, the funding of required escrows and the payment of various closing costs.

                             NATIONAL REALTY, L.P.

NOTE 7.   NOTES AND INTEREST PAYABLE (Continued)

In September 1998, GCLP completed Phase III of the refinancing by refinancing the properties secured by the Phase II bridge loan. The mortgage debt secured by the properties was refinanced in the total amount of $90.7 million. GCLP received net cash of $1.7 million after paying off $83.4 million of Phase II mortgage principal and interest and funding of required escrows and the payment of various closing costs. The new mortgages bear interest at rates ranging from 6.535% to 6.77% per annum, require monthly payments of principal and interest totaling $582,690 and mature in October 2008. After the payoff of the bridge loan, 16 GCLP properties were unencumbered. $13.2 million of the net cash received from the refinancings was used to pay off debt secured by NOLP's interest in GCLP.

NOTE 8.   GENERAL PARTNER FEES AND COMPENSATION

General.   NMC is the general partner of the Partnership. The officers of NMC also serve as officers and directors of various other real estate entities. These entities may have the same objectives and may be engaged in activities similar to those of the Partnership.

Property Management Fees.   As compensation for providing property management
services to the Partnership's properties, as provided in the partnership agreement, NMC or an affiliate of NMC is to receive a reasonable property management fee. Currently, Triad Realty Services, Ltd. ("Triad"), an affiliate of NMC, provides such property management services for a fee of 5% of the monthly gross rents collected on the properties under its management. Triad subcontracts with other entities for property-level management services to the Partnership at various rates. The general partner of Triad is BCM. The limited partners of Triad are Syntek West, Inc. ("Syntek West"), a company owned by Gene
E. Phillips, and Mr. Phillips. Triad subcontracts the property-level management and leasing of 12 of the Partnership's commercial properties to Regis Realty, Inc. ("Regis") which is a company owned by Syntek West. Regis is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad.

Leasing Commissions.   As compensation for providing leasing and rent-up
services for Partnership properties, as provided in the partnership agreement, NMC or an affiliate of NMC shall be paid a reasonable leasing commission.

Reimbursement of Administrative Expenses.   To the extent that officers or
employees of NMC or any of its affiliates participate in the operation or administration of the Partnership, NMC and its affiliates are to be reimbursed under the partnership agreement for salaries, travel, rent, depreciation, utilities and general overhead items

                             NATIONAL REALTY, L.P.

NOTE 8.   GENERAL PARTNER FEES AND COMPENSATION (Continued)

incurred and properly allocable to such services. Such amounts are included in General and Administrative Expense in the accompanying Consolidated Statements of Operations.

General Partner Compensation.   As base compensation for providing
administrative and management services under the partnership agreement, NMC is entitled to receive an annual partnership management fee equal to 10% of the distributions made in each calendar year of Cash from Operations, as defined in the partnership agreement, for the calendar year, payable within 90 days after the end of that calendar year. As additional incentive compensation, NMC is entitled to receive in each calendar year an amount equal to 1% of the Average Unit Market Price, as defined in the partnership agreement, for that calendar year. Provided, however, that no incentive compensation is payable unless distributions of Cash from Operations exceed 6% of the Exchange Value of the original assets, also as defined in the partnership agreement. The general partner waived its base compensation during the pendency of the Moorman Settlement Agreement.

Real Estate Brokerage Commissions. NMC or an affiliate of NMC may, pursuant to the partnership agreement, charge a reasonable real estate brokerage commission, payable at the time the Partnership acquires title to, or beneficial ownership in, an acquired property. Upon the sale of any property by the Partnership, NMC or an affiliate of NMC may, pursuant to the partnership agreement, charge a reasonable real estate brokerage commission, payable at the time the Partnership transfers title to the property. In each case, such commissions are payable only if NMC or affiliates of NMC actually performed brokerage services.

Incentive Disposition Fee.   Under the partnership agreement, NMC or an
affiliate of NMC is paid a fee equal to 10% of the amount, if any, by which the Gross Sales Price, as defined in the partnership agreement, of any property sold by the Partnership exceeds 110% of the Adjusted Cost, also as defined in the partnership agreement, of such property.

Acquisition Fees.   As compensation under the partnership agreement for services rendered in structuring and negotiating the acquisition by the Partnership of any property, other than an Initial Property, as defined in the partnership agreement, NMC or an affiliate of NMC is to be paid a fee in an amount equal to 1% of the Original Cost, also as defined in the partnership agreement, of such property.

Fees For Additional Services.   Under the partnership agreement, NMC or an
affiliate of NMC may provide services other than those set out above for the Partnership in return for reasonable compensation.

                             NATIONAL REALTY, L.P.

NOTE 8.   GENERAL PARTNER FEES AND COMPENSATION (Continued)

Fees and cost reimbursement to NMC and its affiliates:

                                                1999      1998     1997
                                              --------  --------  -------

Property and construction management fees*..   $ 1,942   $ 1,786   $  826
Loan placement fees.........................       561     2,735      332
Real estate commissions.....................     5,383     2,029      414
General Partner fees........................     2,509        --       --
Leasing commissions.........................        97        82       96
Reimbursement of administrative expenses....     4,728     3,865    4,448
                                               -------   -------   ------
                                               $15,220   $10,497   $6,116
                                               =======   =======   ======
---------------------

* Net of property management fees paid to subcontractors, other than Regis.

NOTE 9.   RENTS UNDER OPERATING LEASES

The Partnership's operations include the leasing of commercial properties (office buildings and shopping centers). The leases thereon expire at various dates through 2013. The following is a schedule of minimum future rents on non-cancelable operating leases as of December 31, 1999.

 2000........................     $ 7,977
 2001........................       6,451
 2002........................       5,379
 2003........................       4,570
 2004........................       3,879
 Thereafter..................      10,596
                                  -------
                                  $38,852
                                  =======


NOTE 10.    INCOME TAXES

The Partnership's partners include their share of partnership income in their respective tax returns and, accordingly, no income taxes have been provided in the accompanying Consolidated Statements of Operations.

In December 1987, Congress passed legislation requiring that partnership losses for certain publicly traded partnerships be suspended for limited partners and carried forward to offset future income or gain from the partnership's operations or gain upon a limited partner's disposition of all units held. Any remaining income will be taxed as portfolio income.

                             NATIONAL REALTY, L.P.

NOTE 11.   OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to each of them based on their operating income and cash flow. Expenses that are not reflected in the segments are $6.7 million in 1999 and $6.8 million in 1998 of general and administrative expenses and $2.5 million in 1999 of general partner fees. Excluded from operating segment assets are assets of $23.8 million in 1999 and $53.9 million in 1998, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States. See NOTE 3. "REAL ESTATE" and NOTE 4. "NOTES RECEIVABLE."

Presented below is the operating income of each operating segment and each segment's assets.

                                      Commercial
                                      Properties  Apartments  Receivables   Total
1999                                  ----------  ----------  -----------  --------

Rents...............................     $ 9,942     $77,036     $     --  $ 86,978
Property operating expenses.........       4,430      45,671           --    50,101
Interest income.....................          --          --       17,340    17,340
Interest expense--notes receivable..          --          --          882       882
                                         -------     -------     --------  --------
Operating income....................     $ 5,512     $31,365     $ 16,458  $ 53,335
                                         =======     =======     ========  ========

Depreciation........................     $ 2,135     $ 5,573     $     --  $  7,708
Interest on debt....................       2,685      23,650           --    26,335
Real estate improvements............         483       1,563           --     2,046
Construction expenditures...........      23,468       5,244           --    28,712
Assets..............................      93,038      90,424      168,064   351,526


                        Apartments    Land     Total
                        ----------  --------  --------
Property Sales

Sales price...........    $179,700   $1,767   $181,467
Cost of sales.........      64,752    2,272     67,024
                          --------   ------   --------
Gain (loss) on sales..    $114,948   $ (505)  $114,443
                          ========   ======   ========

                             NATIONAL REALTY, L.P.

NOTE 11.   OPERATING SEGMENTS (Continued)

                                      Commercial
                1998                  Properties  Apartments  Receivables    Total
                                      ----------  ----------  -----------  ---------
Rents...............................     $ 9,985    $ 97,142     $     --   $107,127
Property operating expenses.........       4,566      58,170           --     62,736
Interest income.....................          --          --        5,235      5,235
Interest expense--notes receivable..          --          --        1,164      1,164
                                         -------    --------     --------   --------
Operating income....................     $ 5,419    $ 38,972     $  4,071   $ 48,462
                                         =======    ========     ========   ========
Depreciation........................     $ 2,450    $  7,241     $     --   $  9,691
Interest on debt....................       3,669      34,435           --     38,104
Real estate improvements............       1,150       1,670           --      2,820
Assets..............................      27,279     140,130      116,435    283,844

                  Commercial
                  Properties  Apartments  Other   Total
                  ----------  ----------  -----  --------
Property Sales

Sales price.....     $17,932     $62,240   $800   $80,972
Cost of sales...      17,101      23,654     28    40,783
                     -------     -------   ----   -------
Gain on sales...     $   831     $38,586   $772   $40,189
                     =======     =======   ====   =======

NOTE 12.   QUARTERLY DATA

The following is a tabulation of quarterly results of operations for the years 1999 and 1998 (unaudited).

                                            Three Months Ended
                               ---------------------------------------------
1999                           March 31  June 30   September 30  December 31
                               --------  --------  ------------  -----------

Revenues.....................   $27,816   $27,911       $26,494      $22,433
Expenses.....................    25,543    23,592        24,176       20,947
                                -------   -------       -------      -------

Income from operations.......     2,273     4,319         2,318        1,486
Gain on sale of real estate..    15,667     8,738        49,614       40,424
                                -------   -------       -------      -------
Net income...................   $17,940   $13,057       $51,932      $41,910
                                =======   =======       =======      =======

Earnings per unit
  Net income.................   $  2.78   $  2.02       $  8.05      $  6.51
                                =======   =======       =======      =======

During the first quarter of 1999, the Partnership sold three apartments, realizing gains totaling $15.7 million. During the second quarter of 1999, the Partnership sold three apartments, realizing gains totaling $8.7 million. In the third quarter of 1999, the Partnership sold five apartments, realizing gains totaling $49.6 million. In the fourth quarter of 1999, the Partnership sold three apartments and a parcel of unimproved land, realizing net gains totaling $40.4 million. See NOTE 3. "REAL ESTATE."

                             NATIONAL REALTY, L.P.

NOTE 12.   QUARTERLY DATA (Continued)

                                               Three Months Ended
                                 -----------------------------------------------
1998                             March 31   June 30   September 30   December 31
                                 --------  ---------  -------------  -----------
Revenues.......................   $29,578   $28,186        $27,897       $28,173
Expenses.......................    29,070    34,678         29,829        25,355
                                  -------   -------        -------       -------

Income (loss) from operations..       508    (6,492)        (1,932)        2,818
Gain on sale of real estate....        --    28,633          5,583        18,373
                                  -------   -------        -------       -------
Net income.....................   $   508   $22,141        $ 3,651       $21,191
                                  =======   =======        =======       =======

Earnings per unit
  Net income...................   $   .08   $  3.43        $   .57       $  3.28
                                  =======   =======        =======       =======

During the second quarter of 1998, the Partnership sold three apartments, two shopping centers and 338 acres of unimproved land realizing gains totaling $16.4 million and recognized a gain of $1.0 million, as well as a deferred gain of $11.2 million on the payoff of a note receivable. During the third quarter of 1998, the Partnership sold two apartments realizing gains totaling $5.6 million. During the fourth quarter of 1998, the Partnership sold five apartments realizing gains totaling $18.4 million. See NOTE 3. "REAL ESTATE" and NOTE 4. "NOTES RECEIVABLE."

NOTE 13.   COMMITMENTS AND CONTINGENCIES

Moorman Settlement

The Partnership entered into a settlement agreement, dated May 9, 1990, relating to the action entitled Moorman, et al. v. Southmark Corporation, et al. Such action was filed on September 2, 1987, in the Superior Court of the State of California, County of San Mateo. The Partnership agreed to settle such action pursuant to the terms of a written agreement (the "Moorman Settlement Agreement").

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

If the Targets were not met for any two successive years of the Moorman Settlement Plan or for the final year of the Moorman Settlement Plan, Syntek Asset Management, L.P. ("SAMLP") was required to withdraw as general partner effective at the time a successor general partner was elected. The Targets for the first and second anniversary dates were not

                             NATIONAL REALTY, L.P.

NOTE 13.   COMMITMENTS AND CONTINGENCIES (Continued)

Moorman Settlement (Continued)

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

The Moorman Settlement Agreement provided that withdrawal of SAMLP as general partner would require the Partnership to acquire SAMLP's interest in the Partnership (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation, as provided in the partnership agreement and the Moorman Settlement Agreement. Under the Moorman Settlement Agreement, payment for such Redeemable General Partner Interest, fees and other compensation could have, at the Oversight Committee's option, been paid over a three year period pursuant to a secured promissory note bearing interest at a financial institution's prime rate and containing commercially reasonable terms and collateral. Under the Moorman Settlement Plan, the purchase price for Redeemable General Partner Interest would have been calculated, as of the time SAMLP withdrew as general partner under the Partnership's governing documents.

On July 15, 1998, NRLP, SAMLP and the Oversight Committee executed an Agreement for Cash Distribution and Election of Successor General Partner (the "Cash Distribution Agreement") which provided for the nomination of NMC, which is an entity affiliated with SAMLP, to be the successor general partner of the Partnership, for the distribution of $11.4 million to the Moorman Class Members and for the resolution of all related matters under the Moorman Settlement Agreement. The Cash Distribution Agreement was submitted to the Court on July 23, 1998. On August 4, 1998, the Court entered an order granting preliminary approval of the Cash Distribution Agreement. On September 9, 1998, a notice was mailed to the Moorman Class Members describing the Cash Distribution Agreement. On October 16, 1998, a hearing was held to consider any objections to the Cash Distribution Agreement. On October 23, 1998, the Court entered an order granting final approval of the Cash Distribution Agreement. The Court also entered orders requiring the Partnership to pay $404,000 in attorney's fees to Joseph B. Moorman's legal counsel, $30,000 to Joseph B. Moorman and $404,000 in attorney's fees to Robert A. McNeil's legal counsel.

                             NATIONAL REALTY, L.P.

NOTE 13.   COMMITMENTS AND CONTINGENCIES (Continued)

Moorman Settlement (Continued)

Pursuant to the order, in November 1998, $11.4 million was deposited by the Partnership into an escrow account and then transferred to the control of an independent settlement administrator. The distribution of the cash was made to the Moorman Class Members pro rata based upon the number of units originally issued to each Moorman Class Member upon the formation of the Partnership in 1987. On March 10, 1999, the Court entered an order providing for the initial distribution of the cash not later than March 31, 1999. The distribution of cash was under the control of the independent settlement administrator.

The proposal to elect NMC the successor general partner was submitted to the unitholders of NRLP for a vote. All units of the Partnership owned by affiliates of SAMLP (approximately 61.8% of the outstanding units as of the November 27, 1998, record date) were voted pro rata with the vote of the other limited partners. NMC was elected by a majority of the unitholders. The Moorman Settlement Plan remained in effect until December 18, 1998, when SAMLP resigned as general partner and NMC was elected and took office.

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

Under the Cash Distribution Agreement, NMC assumed liability for SAMLP's note for its capital contribution to the Partnership. In addition, NMC assumed liability for a note receivable which will require the repayment to the Partnership of the $11.4 million paid by the Partnership under the Cash Distribution Agreement plus the $808,000 in court ordered attorney's fees and the $30,000 paid to Joseph B. Moorman. This note requires repayment over a ten-year period, bears interest at a variable rate, currently 8.0% per annum, and is guaranteed by ART, which is the parent of NMC, and owns approximately 55.4% of the outstanding units of the Partnership.

Other Litigation.   The Partnership is also involved in various other lawsuits arising in the ordinary course of business. In the opinion of management, the outcome of these lawsuits will not have a material effect on the Partnership's financial condition, results of operations or liquidity.

                             NATIONAL REALTY, L.P.

NOTE 14.   SUBSEQUENT EVENTS

In March 2000, the Partnership sold the 172 unit Summerwind Apartments in Reseda, California, for $9.0 million, receiving net cash of $3.1 million after the payment of various closing costs. The purchaser assumed the $5.6 million mortgage secured by the property. A gain will be recognized on the sale.

Also in March 2000, the Partnership sold the 159 unit Windtree Apartments in Reseda, California, for $8.4 million, receiving net cash of $2.9 million after the payment of various closing costs. The purchaser assumed the $5.1 million mortgage secured by the property. A gain will be recognized on the sale.

                                                                    SCHEDULE III

                             NATIONAL REALTY, L.P.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999

                                                                 Subsequent to             Gross Amount Carried at
                                           Initial Cost           Acquisition                 Cost of Period (1)
                                        ------------------   ----------------------     -----------------------------
                                              Building and                                        Building and           Accumulated
      Description        Encumbrances   Land  Improvements   Improvements     Other     Land      Improvements  Total   Depreciation
------------------------ ------------   ----  ------------   ------------     -----     ----      ------------  -----   ------------
                                                                                     (dollars in thousands)
Held for Investment
Apartments
Arlington Place........      $4,348   $  330    $3,275         $  752         $ --    $  330        $4,027     $ 4,357    $2,964
   Pasadena, TX
Bent Tree..............       8,640    1,047     7,036            783           --     1,047         7,819       8,866     4,701
   Addison, TX
Blackhawk..............       4,122      253     4,081            292           --       253         4,373       4,626     3,035
   Ft. Wayne, IN
Bridgestone............       2,115      169     1,780            192           --       169         1,972       2,141     1,184
   Friendswood, TX
Candlelight Square.....       2,787      145     1,928            192           --       145         2,120       2,265     1,465
   Lenexa, KS
Chalet I...............       4,190      260     2,994             65           --       260         3,059       3,319     1,812
   Topeka, KS
Chalet II..............       1,581      440     1,322              -           --       440         1,322       1,762       157
   Topeka, KS
Chateau................       3,421      130     1,723            141           --       130         1,864       1,994     1,140
   Bellevue, NE
Club Mar...............       6,324    1,248     4,993            272           --     1,248         5,265       6,513       927
   Sarasota, FL
Confederate Point......       5,375      246     3,736            723           --       246         4,459       4,705     3,076
   Jacksonville, FL
Covered Bridge.........       4,433      219     3,425            128           --       219         3,553       3,772     2,923
   Gainesville, FL
Fair Oaks..............       4,847      470     2,661            174           --       470         2,835       3,305       859
   Euless, TX
Four Seasons...........       9,306    1,264     8,447            836           --     1,264         9,283      10,547     4,479
   Denver, CO
Foxwood................       6,014      218     3,188            789           --       218         3,977       4,195     2,550
   Memphis, TN
Hidden Valley..........       8,088      261     3,636            388           --       261         4,024       4,285     2,383
   Grand Rapids, MI
Kimberly Woods.........       6,275      571     3,802          1,282           --       571         5,084       5,655     3,615
   Tucson, AZ
La Mirada..............       7,588      392     5,454          1,766           --       392         7,220       7,612     4,826
   Jacksonville, FL
Lake Shore Villas......       4,197    2,554       159          5,232          11/(2)/ 2,554         5,402       7,956        --
   Harris County, TX
Mallard Lake...........       7,698      534     7,099            858           --       534         7,957       8,491     5,264
   Greensboro, NC
Nora Pines.............       5,781      221     3,872            440           --       221         4,312       4,533     3,025
   Indianapolis, IN
Oak Tree...............       4,190      304     3,543            246           --       304         3,789       4,093     2,042
   Grandview, MO

                                                               Life on
                                                                Which
                                                             Depreciation
                                                              in Latest
                                                             Statement of
                             Date of          Date           Operation is
      Description          Construction     Acquired           Computed
-----------------------    ------------     --------        -------------
Held for Investment
Apartments
Arlington Place........         1973          11/76           5 - 40 years
     Pasadena, TX
Bent Tree..............         1980          06/80           5 - 40 years
   Addison, TX
Blackhawk..............         1972          12/78           7 - 40 years
   Ft. Wayne, IN
Bridgestone............         1979          06/82           7 - 40 years
   Friendswood, TX
Candlelight Square.....         1971          11/77           7 - 40 years
   Lenexa, KS
Chalet I...............   1964/74/78          04/82           7 - 40 years
   Topeka, KS
Chalet II..............         1986          03/95           40 years
   Topeka, KS
Chateau................         1968          02/81           5 - 40 years
   Bellevue, NE
Club Mar...............         1973          07/93           5 - 40 years
   Sarasota, FL
Confederate Point......         1969          05/79           5 - 40 years
   Jacksonville, FL
Covered Bridge.........         1972          10/79           7 - 40 years
   Gainesville, FL
Fair Oaks..............         1978          07/89           7 - 40 years
   Euless, TX
Four Seasons...........         1970          07/84           5 - 40 years
   Denver, CO
Foxwood................         1974          08/79           5 - 40 years
   Memphis, TN
Hidden Valley..........         1973          07/81           5 - 40 years
   Grand Rapids, MI
Kimberly Woods.........         1973          12/77           5 - 40 years
   Tucson, AZ
La Mirada..............         1971          01/79           5 - 40 years
   Jacksonville, FL
Lake Shore Villas......         2000          06/99                  (3)
   Harris County, TX
Mallard Lake...........         1974          05/79           5 - 40 years
   Greensboro, NC
Nora Pines.............         1970          05/78           5 - 40 years
   Indianapolis, IN
Oak Tree...............         1968          03/82           7 - 40 years
   Grandview, MO

                                                                    SCHEDULE III
                                                                     (Continued)

                             NATIONAL REALTY, L.P.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999

                                                                 Subsequent to             Gross Amount Carried at
                                           Initial Cost           Acquisition                 Cost of Period (1)
                                        ------------------   ----------------------     -----------------------------
                                              Building and                                        Building and           Accumulated
      Description        Encumbrances   Land  Improvements   Improvements     Other     Land      Improvements  Total   Depreciation
------------------------ ------------   ----  ------------   ------------     -----     ----      ------------  -----   ------------
                                                                                      (dollars in thousands)
Held for Investment-Continued

Apartments--Continued
Pheasant Ridge.............   $ 6,438     $231     $4,682         $1,099     $     --      $231        $5,781      $6,012    $3,834
   Bellevue, NE
Pines......................     3,074      278      3,490            317           --       278         3,807       4,085     2,574
   Little Rock, AR
Place One..................     7,271      783      5,186          1,008           --       783         6,194       6,977     4,619
   Tulsa, OK
Quail Point................     3,792      184      2,716            267           --       184         2,983       3,167     2,227
   Huntsville, AL
Regency....................     3,311      304      1,865            412           --       304         2,277       2,581     1,269
   Lincoln, NE
Rockborough................    10,124      701      4,495          1,113           --       701         5,608       6,309     3,841
   Denver, CO
Shadowood..................     4,766      477      3,208            207           --       477         3,415       3,892     2,244
   Addison, TX
Sherwood Glen..............     4,651      352      2,550            545           --       352         3,095       3,447     2,342
   Urbandale, IA
Stonebridge................     2,986      193      2,076            261           --       193         2,337       2,530     1,599
   Florissant, MO
Summerwind.................     5,576      493      2,990            174           --       493         3,164       3,657     2,426
   Reseda, CA
Sun Hollow.................     4,667      385      4,159             75           --       385         4,234       4,619     2,674
   El Paso, TX
Timber Creek...............     4,700      154      2,327            726           --       154         3,053       3,207     2,207
   Omaha, NE
Villa Del Mar..............     3,755      387      3,134            116           --       387         3,250       3,637     1,946
   Wichita, KS
Villas.....................     5,542      516      3,948            607           --       516         4,555       5,071     3,010
   Plano, TX
Whispering Pines...........     3,444      322      1,255            152           --       322         1,407       1,729       265
   Canoga Park, CA
Whispering Pines...........     5,216      228      4,330          1,097           --       228         5,427       5,655     3,534
   Topeka, KS
Windtree I & II............     5,070      460      2,739            214           --       460         2,953       3,413     2,193
   Reseda, CA
Wood Hollow................     5,521      888      7,261          1,818   (100)/(4)/       888         8,979       9,867     6,368
   San Antonio, TX
Woodlake...................     8,740      585      5,848          1,041           --       585         6,889       7,474     4,245
   Carrollton, TX
Woodsong II................     5,827      322      3,705            339           --       322         4,044       4,366     3,263
   Smyrna, GA
Woodstock..................     5,561      888      5,193            417           --       888         5,610       6,498     3,653
   Dallas, TX

                                                               Life on
                                                                Which
                                                             Depreciation
                                                              in Latest
                                                             Statement of
                             Date of          Date           Operation is
      Description          Construction     Acquired           Computed
-----------------------    ------------     --------        -------------
Held for Investment-Continued

Apartments--Continued
Pheasant Ridge.............     1974          10/78          5 - 40 years
   Bellevue, NE
Pines......................     1977          11/77          5 - 40 years
   Little Rock, AR
Place One..................     1970          04/77          5 - 40 years
   Tulsa, OK
Quail Point................     1960          08/75          5 - 40 years
   Huntsville, AL
Regency....................     1973          05/82          5 - 40 years
   Lincoln, NE
Rockborough................     1973          01/78          5 - 40 years
   Denver, CO
Shadowood..................     1976          02/79          7 - 40 years
   Addison, TX
Sherwood Glen..............     1970          12/77          5 - 40 years
   Urbandale, IA
Stonebridge................     1975          10/77          5 - 40 years
   Florissant, MO
Summerwind.................     1976          02/77          5 - 40 years
   Reseda, CA
Sun Hollow.................     1977          09/79          7 - 40 years
   El Paso, TX
Timber Creek...............     1974          10/78          5 - 40 years
   Omaha, NE
Villa Del Mar..............     1971          10/81          7 - 40 years
   Wichita, KS
Villas.....................     1977          04/79          7 - 40 years
   Plano, TX
Whispering Pines...........     1977          12/93          7 - 40 years
   Canoga Park, CA
Whispering Pines...........     1972          02/78          5 - 40 years
   Topeka, KS
Windtree I & II............     1976          11/76          5 - 40 years
   Reseda, CA
Wood Hollow................     1974          11/78          5 - 40 years
   San Antonio, TX
Woodlake...................     1979          08/78          5 - 40 years
   Carrollton, TX
Woodsong II................     1975          08/80          7 - 40 years
   Smyrna, GA
Woodstock..................     1977          12/78          7 - 40 years
   Dallas, TX

                                                                    SCHEDULE III
                                                                     (Continued)

                             NATIONAL REALTY, L.P.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999

                                                                Subsequent to             Gross Amount Carried at
                                           Initial Cost          Acquisition                 Cost of Period (1)
                                        ------------------  ----------------------     -----------------------------
                                              Building and                                       Building and           Accumulated
      Description        Encumbrances   Land  Improvements  Improvements     Other        Land   Improvements  Total   Depreciation
------------------------ ------------   ----  ------------  ------------     -----     --------- ------------  -----   ------------
                                                                                    (dollars in thousands)
Held for Investment-Continued
Office Buildings
56 Expressway.............. $  1,668  $   406      $  3,976  $   630      $(2,386)/(4)/  $   406   $  2,220    $  2,626  $  1,955
   Oklahoma City, OK
Centura Tower..............   21,675    3,900        29,285   15,002           132/(2)/    3,900     44,419      48,319        --
     Farmers Branch, TX
Cooley Building............    1,988      729         2,918        3                  -      729      2,921       3,650        49
Farmers Branch, TX
Executive Court............       --      271         2,099      743                 --      271      2,842       3,113     1,738
   Memphis, TN
Marina Playa...............    7,837    1,237         4,339    5,505                 --    1,237      9,844      11,081     6,812
   Santa Clara, CA
Melrose Business Park......      883      367         2,674      309       (1,000)/(4)/      367      1,983       2,350     1,427
   Oklahoma City, OK
University Square..........       --      562         3,276      217       (1,875)/(4)/      562      1,618       2,180     1,411
   Anchorage, AK

Shopping Centers
Cross County Mall..........    6,784      608         6,468    6,255                 --      608     12,723      13,331     8,613
   Mattoon, IL
Cullman....................      355      400         1,830      159                 --      400      1,989       2,389     1,247
   Cullman, AL
Harbor Plaza...............    1,758      821         2,587      366                 --      821      2,953       3,774     1,869
   Aurora, CO
Katella Plaza..............    1,197       --         2,844      479                 --       --      3,323       3,323     2,266
   Orange, CA
Regency Point..............    1,817      647         5,156    2,391                 --    1,792      6,402       8,194     3,045
   Jacksonville, FL
Westwood...................    4,558       --         5,424    1,082         1,058/(5)/    1,058      6,506       7,564     3,342
   Tallahassee, FL

Land
Centura Holdings, Farmers         --    7,070            --       --                 --    7,070         --       7,070        --
 Branch, TX................
Woolley, Farmers Branch, TX       --      214            --       --                 --      214         --         214        --
                            --------  -------      --------  -------     --------------  -------   --------    --------  --------

Investment Properties......  271,872   37,639       228,187   60,697             (4,160)  39,842    282,521     322,363   146,534
                            --------  -------      --------  -------     --------------  -------   --------    --------  --------

                                                               Life on
                                                                Which
                                                             Depreciation
                                                              in Latest
                                                             Statement of
                             Date of          Date           Operation is
      Description          Construction     Acquired           Computed
-----------------------    ------------     --------        -------------
Held for Investment-Continued
Office Buildings
56 Expressway..............     1981          03/82              5 - 40 years
   Oklahoma City, OK
Centura Tower..............     2000          08/99                     (3)
     Farmers Branch, TX
Cooley Building............     1976          05/99              5 - 40 years
Farmers Branch, TX
Executive Court............     1980          09/82              5 - 40 years
   Memphis, TN
Marina Playa...............     1972          12/76              3 - 40 years
   Santa Clara, CA
Melrose Business Park......     1980          03/82              5 - 40 years
   Oklahoma City, OK
University Square..........     1981          12/81              5 - 40 years
   Anchorage, AK

Shopping Centers
Cross County Mall..........     1971          08/79              5 - 40 years
   Mattoon, IL
Cullman....................     1979          02/79              5 - 40 years
   Cullman, AL
Harbor Plaza...............     1979          09/81              5 - 40 years
   Aurora, CO
Katella Plaza..............     1971          12/80              5 - 40 years
   Orange, CA
Regency Point..............     1982          06/84              5 - 40 years
   Jacksonville, FL
Westwood...................     1980          10/83              5 - 40 years
   Tallahassee, FL

Land
Centura Holdings, Farmers         --          11/99                     --
 Branch, TX................
Woolley, Farmers Branch, TX       --          12/99                     --

Investment Properties......

                                                                    SCHEDULE III
                                                                     (Continued)

                             NATIONAL REALTY, L.P.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999

                                                                 Subsequent to             Gross Amount Carried at
                                           Initial Cost           Acquisition                 Cost of Period (1)
                                        ------------------   ----------------------     -----------------------------
                                              Building and                                        Building and           Accumulated
      Description        Encumbrances   Land  Improvements   Improvements     Other     Land      Improvements  Total   Depreciation
------------------------ ------------   ----  ------------   ------------     -----     ----      ------------  -----   ------------
                                                                                     (dollars in thousands)

Held for Sale
Land
Varner Road, Riverside, CA. $     --   $ 2,551  $     --     $    --      $    --      $ 2,551      $     --    $   2,551  $     --
Willow Springs, Riverside,        --     5,082
                            --------   -------  --------     -------      -------      -------      --------    ---------  --------
Properties Held for Sale...       --     7,633        --          --           --        7,633            --        7,633        --
                            --------   -------  --------     -------      -------      -------      --------    ---------  --------
                            $271,872   $45,272  $228,187     $60,697      $(4,160)     $47,475      $282,521    $ 329,996  $146,534
                            ========   =======  ========     =======      =======      =======      ========    =========  ========

                                                                                   Life on
                                                                                    Which
                                                                                 Depreciation
                                                                                  in Latest
                                                                                 Statement of
                                            Date of               Date           Operation is
      Description                         Construction          Acquired           Computed
-----------------------                   ------------          --------        -------------

Held for Sale
Land
Varner Road, Riverside, CA........         $    --                11/99               --
Willow Springs, Riverside, CA.....
Properties Held for Sale..........              --                12/99               --

-----------------------------
(1) The aggregate cost for financial statement purposes approximates that for federal tax purposes.
(2) Construction period interest.
(3) Under construction at December 31, 1999.
(4) Write-down of property to estimated net realizable value.
(5) Acquisition of ground leases.

                                                                    SCHEDULE III
                                                                     (Continued)

                             NATIONAL REALTY, L.P.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION


                                                 1999        1998        1997
                                              ----------  ----------  ----------
                                                    (dollars in thousands)
Reconciliation of Real Estate

Balance at January 1,.......................  $ 365,179    $435,215    $447,968

   Acquisitions.............................      9,262          --          --
   Foreclosure..............................      7,633          --          --
   Conversion of notes receivable...........     31,921          --          --
   Improvements and construction............     30,758       2,820       5,004
   Sales....................................   (114,757)    (72,856)    (17,757)
                                              ---------    --------    --------

Balance at December 31,.....................  $ 329,996    $365,179    $435,215
                                              =========    ========    ========



Reconciliation of Accumulated Depreciation

Balance at January 1,.......................  $ 197,770    $223,791    $223,204

   Depreciation.............................      7,708       9,691      10,338
   Sales....................................    (58,944)    (35,712)     (9,751)
                                              ---------    --------    --------

Balance at December 31,.....................  $ 146,534    $197,770    $223,791
                                              =========    ========    ========

                                                                     SCHEDULE IV

                             NATIONAL REALTY, L.P.

                         MORTGAGE LOANS ON REAL ESTATE

                               December 31, 1999


                                                                                                                         Principal
                                                                                                                         Amount of
                                                                                                                           Loans
                                                                                             Face         Carrying       Subject to
                                            Final                                           Amount         Amounts       Delinquent
                                Interest   Maturity                               Prior       of             of          Principal
         Description              Rate       Date      Periodic Payment Terms     Liens    Mortgage     Mortgage/(1)/   or Interest
------------------------------  ---------  --------  --------------------------  -------  -----------  ---------------  ------------
                                                                                                  (dollars in thousands)
First Mortgage Loans

Cuchara Partners, Ltd.
 and Ski Rio                       16.00%     03/00  All principal and           $    --       $1,912           $1,581  $         --
  Partners, Ltd. /(2)(3)/.....                       interest are due at
Secured by approximately 450                         maturity.
 acres of land in Huerfano
 County, CO and a promissory
 note secured by 2,623 acres
 of land in Taos, NM

Ellis Development
 Company, Inc.................     14.00%     08/00  All principal and                --          946              942            --
Secured by 4.5 acres of land                         interest are due at
 in Abilene, TX; collateral                          maturity.
 assignment of a $220,000 note;
 and the guarantees of the
 borrowers.


RB Land and Cattle, LLC.......     10.00%     12/98  All principal and                --          350              367            --
Secured by a 7,200 acre ranch                        interest are due
 in Foard County, TX.                                at maturity.

Junior Mortgage Loans

JNC Enterprises,                   16.00%     03/00  All principal and                --        1,950            1,950            --
 Ltd.-Broomfield/(2)/.........                       interest are due at
Secured by second lien on 3.5                        maturity.
 acres of land in Dallas, TX.

JNC Enterprises, Ltd.-Frisco       16.00%     03/00  All principal and                --        1,280            1,263            --
 Panther Partners,                                   interest are due at
 Ltd. /(2)(3)/................                       maturity.
Secured by a second lien on
 408.23 acres of land in
 Frisco, TX.

JNC Enterprises, Ltd. - Laws       16.00%     03/00  All principal and                --          600              600            --
 /(2)(3)/.....................                       interest are due at
Secured by second lien on 1.3                        maturity.
 acres of land in Dallas, TX.

JNC Enterprises, Ltd.-Line of      16.00%     03/00  All principal and                --        5,000            5,000            --
 Credit /(2)(3)/..............                       interest are due at
Secured by a second lien on                          maturity.
 1,791 acres of land in
 Denton  County, TX and a
 second lien  on 91 acres of
 land in Plano, TX.

                                                                     SCHEDULE IV
                                                                     (Continued)
                             NATIONAL REALTY, L.P.

                         MORTGAGE LOANS ON REAL ESTATE

                               December 31, 1999

                                                                                                                       Principal
                                                                                                                       Amount of
                                                                                                                         Loans
                                                                                            Face       Carrying        Subject to
                                         Final                                             Amount      Amounts         Delinquent
                             Interest   Maturity                                Prior        of           of           Principal
       Description             Rate       Date     Periodic Payment Terms       Liens     Mortgage  Mortgage/(1)/     or Interest
---------------------------  ---------  --------  -------------------------  -----------  --------  --------------  ----------------
Other

American Realty Trust, Inc.     12.00%     11/03  Monthly interest only.      $       --   125,000        $124,482            $   --
Secured by second liens on
 six properties located in
 Minnesota, Mississippi and
 Texas, the stock of ART
 Holdings, Inc., the stock
 of NMC, a pledge of 678,475
 NRLP units of limited
 partnerunits owned by
 BCM and a pledge of
 283,034 NRLP limited
 partner units owned by ART.

14875 Landmark /(3)/.......     14.00%     04/00  Monthly interest only.              --     1,175           1,175                --
Secured by a pledge of
 partnership interest
 in Landmark which owns
 commercial real estate
 in Addison, TX.

Bordeaux Investments.......     14.00%     12/99  All principal and                   --     1,591           1,353                --
Secured by (1) a 100%                             interest are due
 membership interest in
 Bordeaux, at maturity.
 which owns a shopping
 center in Oklahoma City, OK;
 (2) 100% of the stock of
 Bordeaux Investments
 One, Inc., which owns 6.5
 acres of undeveloped land
 in Oklahoma City, OK; and
 (3) the personal guarantees
 of the Bordeaux members.

La Quinta Land Partners,        15.00%     04/00  All principal and                   --       635             404               404
 LLC.......................                       interest are due
Secured by the personal                           at maturity.
 guarantee of the manager
 of the borrower.

Realty Advisors, Inc.......     10.25%     11/01  All principal and                   --     4,749           4,749                --
Secured by 100% of its                            interest are due
 interest in an                                   at maturity.
 insurance company.

Treetops/Colony Meadows....     16.00%     08/00  $200,000 principal due in           --     2,300           2,147             2,147
Secured by limited                                December 1999.  Monthly
 partnership interest in                          payments of interest
 two limited partnerships                         only at 6.0%
 which own apartments in                          beginning February 2000.
 Houston, TX.

                             NATIONAL REALTY, L.P.

                         MORTGAGE LOANS ON REAL ESTATE

                               December 31, 1999


                                                                                                                         Principal
                                                                                                                         Amount of
                                                                                                                           Loans
                                                                                             Face         Carrying      Subject to
                                         Final                                              Amount        Amounts       Delinquent
                             Interest   Maturity                                Prior         of             of          Principal
Description                    Rate       Date      Periodic Payment Terms      Liens      Mortgage    Mortgage/(1)/    or Interest
---------------------------  ---------  --------  --------------------------  ----------  -----------  --------------  -------------
                                                                                              (dollars in thousands)
Unsecured

NRLP Management Corp.......  LIBOR +       02/09  Annual payments of              $   --     $ 12,425       $ 12,425          $   --
                             2.00%                interest plus $500,000 in
                                                  each of the first 3 years,
                                                  $750,000 in each of the next
                                                  3 years, $1.0 million in each
                                                  of the next 3 years, with all
                                                  remaining principal and
                                                  interest due at maturity.

One Realco Corp............     12.00%     02/02  All principal and                   --        4,970          4,970              --
                                                  interest are due at
                                                  maturity.

Warwick of Summit, Inc.....     14.00%     12/00  All principal and                   --        1,886          1,670              --
                                                  interest are due                ------     --------       --------   -------------
                                                  at maturity.

                                                                                  $   --     $166,769        165,078   $       2,551
                                                                                  ======     ========                  =============

Interest receivable........                                                                                    2,986
Allowance for estimated
 losses....................                                                                                   (1,910)
                                                                                                            --------
                                                                                                            $166,154
                                                                                                            ========


----------------------------

(1) The aggregate cost for financial statement purposes approximates that for federal tax purposes.
(2) Cross-collateralized and cross-defaulted.
(3) Cross-collateral securing a $5.0 million note payable.

                                                                     SCHEDULE IV
                                                                     (Continued)



                             NATIONAL REALTY, L.P.

                         MORTGAGE LOANS ON REAL ESTATE



                                                  1999        1998       1997
                                               ----------   ---------  --------
                                                     (dollars in thousands)

Balance at January 1,.......................   $  115,984   $  40,318  $ 30,908

Additions

  Amortization of discount..................          --          --         34
  Funding of notes receivable...............      106,524      98,716    22,898
  Interest compounded.......................        1,504         --        --

Deductions
  Collections of principal..................      (18,443)    (23,050)  (13,522)

Foreclosures................................       (6,389)        --        --
Conversion to property interest.............      (28,711)        --        --
Sale of note................................       (5,391)        --        --
                                               ----------   ---------  --------

Balance at December 31,.....................   $  165,078   $ 115,984  $ 40,318
                                               ==========   =========  ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                   ------------------------------------------


                                    PART III

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER

As partnerships, neither National Realty, L.P. ("NRLP") nor National Operating, L.P. ("NOLP") (collectively "NRLP") has officers or directors. The general partner of NRLP and NOLP is NRLP Management Corp. ("NMC"), and it manages the day-to-day affairs of NRLP and NOLP which includes all decisions with respect to the acquisition, disposition, improvement, financing or refinancing of properties. Basic Capital Management, Inc. ("BCM"), an affiliate of NMC, performs certain administrative functions and other services for cost reimbursements and fees as described in ITEM 1. "BUSINESS--Management and Operations." The Directors of NMC are listed below, together with their ages, terms of service, their principal occupations, business experience, and directorships with other companies during the last five years or more.

Directors

Karl L. Blaha: Age 52, Director (since December 1998), President (since August
1999) and Executive Vice President--Commercial Asset Management (January 1998 to August 1999) of NMC.

     President (since September 1999), Executive Vice President--Commercial Asset Management (July 1997 to September 1999), and Executive Vice President and Director of Commercial Management (April 1992 to August 1995) of BCM, Income Opportunity Realty Investors, Inc. ("IORI") and Transcontinental Realty Investors, Inc. ("TCI"); Director (since June
     1996), President (since October 1993) and Executive Vice President and Director of Commercial Management (April 1992 to October 1993) of American Realty Trust, Inc. ("ART"); Director (since November 1998) of SAMI and Garden National Realty, Inc.; Executive Vice President (October 1992 to July 1997) of Carmel Realty, Inc. ("Carmel"), a company owned by First Equity Properties, Inc. ("First Equity"), a company 50% owned by BCM; and Director and President (since 1996) of First Equity.

Collene C. Currie: Age 51, Director (since April 1998).

     Vice President and Senior Relationship Manager (February 1996 to March
     2000) of Bank of America Private Bank (formerly NationsBank Private Client Group of Dallas); Director (since February 1999) of ART; Director of Marketing and Communications (October 1993 to January 1999) of the Dallas Opera; and Business Transformation Consultant (August 1988 to October 1993) for IBM.

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)

Directors (Continued)

Richard D. Morgan (David):  Age 60, Director (since October 1999).

     Founder and President (since 1989) of Tara Group, Inc.

Board Committees

Fairness Committee. NRLP's Fairness Committee periodically reviewed certain transactions between NRLP and its affiliates. The NRLP partnership agreement requires Fairness Committee approval of the interest rate to be paid on loans from the general partner or its affiliates, the terms of any property sales to or purchases from the general partner or its affiliates, the purchase of securities from the general partner or its affiliates and, upon any withdrawal of the general partner, the purchase price of the general partner's interest in NRLP and in the fees and other compensation to be paid under the partnership agreement.

The NRLP partnership agreement provides that the Fairness Committee shall consist of two or more natural persons, none of whom shall be affiliates (as defined) of the general partner except as directors of the general partner. The Fairness Committee has had no members since August 1995.

Audit Committee. NMC has an Audit Committee, the function of which is to review NRLP's operating and accounting procedures. The members of the Audit Committee are Ms. Currie and Mr. Morgan. The Audit Committee met twice in 1999.

Executive Officers

The following persons , in addition to Karl L. Blaha, currently serve as executive officers of NMC: Bruce A. Endendyk, Executive Vice President; Thomas
A. Holland, Executive Vice President and Chief Financial Officer; Steven K. Johnson, Executive Vice President--Residential Asset Management and David W. Starowicz, Executive Vice President-Commercial Asset Management. Their positions with NMC are not subject to a vote of unitholders. Their ages, terms of service, all positions and offices with NMC, other principal occupations, business experience and directorships with other companies during the last five years or more of Messrs. Endendyk, Holland, Johnson and Starowicz are set forth below.

Bruce A. Endendyk: Age 51, Executive Vice President (since January 1998) of NMC.

     President (since November 1999) of Regis Realty, Inc. ("Regis") and (since January 1995) of Carmel; and Executive Vice President (since January 1995) of BCM, ART, IORI and TCI.

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)

Executive Officers (Continued)

Thomas A. Holland: Age 57, Executive Vice President and Chief Financial Officer (since January 1998) of NMC.

     Executive Vice President and Chief Financial Officer (since August 1995), Secretary (February 1997 to June 1999) and Senior Vice President (July 1990 to August 1995) of IORI and TCI; and Executive Vice President and Chief Financial Officer (since August 1995) and Senior Vice President and Chief Accounting Officer (July 1990 to August 1995) of BCM and ART.

Steven K. Johnson: Age 42, Executive Vice President--Residential Asset Management (since August 1998).

     Executive Vice President--Residential Asset Management (since August 1998) and Vice President (August 1990 to August 1991) of BCM, ART, IORI and TCI; Chief Operating Officer (January 1993 to August 1998) of Garden Capital, Inc.; and Executive Vice President (December 1994 to August 1998) of Garden Capital Management, Inc.

DAVID W. STAROWICZ: Age 44, Executive Vice President--Commercial Asset Management (since September 1999).

     Executive Vice President-Commercial Asset Management (since September
     1999), Vice President (May 1992 to September 1999) and Asset Manager (November 1990 to May 1992) of BCM, ART, IORI and TCI.

Officers

Although not an executive officer of NMC, Robert A. Waldman, Senior Vice President, Secretary and General Counsel, currently serves as an officer of NMC. His position with NMC is not subject to a vote of unitholders. His age, term of service, all positions and offices with NMC, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

Robert A. Waldman: Age 47, Senior Vice President, Secretary and General Counsel (since January 1998) of NMC.

     Senior Vice President and General Counsel (since January 1995), Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997 and since June 1999) of IORI and TCI; Senior Vice President and General Counsel (since November 1994), Vice President and Corporate Counsel (November 1989 to November 1994), and Secretary (since November
     1989) of BCM; and Senior Vice President and General Counsel (since January
     1995), Vice President (January 1993 to January 1995) and Secretary (since December 1989) of ART.

In addition to the foregoing officer, NMC has several vice presidents and assistant secretaries who are not listed herein.

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)


Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the directors and executive officers of NMC, NRLP's general partner, and any persons holding more than 10% of NRLP's units of limited partner interest are required to report their ownership of NRLP's units and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and NRLP is required to report any failure to file by these dates during 1999. All of these filing requirements were satisfied by the directors and executive officers of NMC, NRLP's general partner, and 10% holders. In making these statements, management has relied on the written representations of the directors and executive officers of NMC, NRLP's general partner, and its ten percent holders and copies of the reports that they have filed with the Commission.

Administrative Agent

BCM performs certain administrative functions such as accounting services, mortgage servicing and real estate portfolio review and analysis for NRLP on a cost reimbursement basis.

Affiliates of BCM perform property management, loan placement, leasing and real estate brokerage and acquisition services, and may perform other services, for NRLP for fees and commissions. BCM's principal business activity is the providing of advisory services for real estate companies. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

The directors and principal officers of BCM are set forth below.


Mickey N. Phillips.................    Director

Ryan T. Phillips...................    Director

Carey M. Portman...................    Director and Vice President

Karl L. Blaha......................    President

Bruce A. Endendyk..................    Executive Vice President

Thomas A. Holland..................    Executive Vice President and Chief
                                       Financial Officer

Steven K. Johnson..................    Executive Vice President--Residential
                                       Asset Management

ITEM 10. GENERAL PARTNER OF THE REGISTRANT AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER (Continued)


Administrative Agent (Continued)


A. Cal Rossi, Jr.......  Executive Vice President

Cooper B. Stuart.......  Executive Vice President

David W. Starowicz.....  Executive Vice President--Commercial
                         Asset Management

Clifford C. Towns, Jr..  Executive Vice President--Finance

Dan S. Allred..........  Senior Vice President--Land Development

D. Brian Barton........  Senior Vice President-Portfolio Manager

Michael E. Bogel.......  Senior Vice President-Projects Manager

James D. Canon, III....  Senior Vice President--Portfolio Manager

Robert A. Waldman......  Senior Vice President, Secretary and
                         General Counsel


Mickey N. Phillips is Gene E. Phillips' brother and Ryan T. Phillips is Gene E. Phillips' son.


ITEM 11. EXECUTIVE COMPENSATION

NRLP has no employees, payroll or benefit plans and pays no salary or other cash compensation directly to any person. However, NRLP does pay fees and expense reimbursements in accordance with its partnership agreement to NMC or to affiliates of NMC for services provided to NRLP. See ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

NMC also has no employees, payroll or benefit plans and pays no compensation to its officers. However, it does pay compensation to its Independent Directors. Each Independent Director receives compensation in the amount of $15,000 per year, plus reimbursement for expenses. During 1999, $17,500 was paid to the Independent Directors in total Directors fees for all services during the period January 1, 1999 through December 31, 1999, as follows: Collene C. Currie, $15,000 and Richard D. Morgan, $2,500.

Performance Graph

The following performance graph compares the cumulative total unitholder return on NRLP's units of limited partner interest with the Dow Jones Market Equity Index ("DJ Equity Index") and the Dow Jones Real Estate Index ("DJ Real Estate Index"). The comparison assumes that $100 was invested on December 31, 1994 in NRLP's units of limited partner interest and in each of the indices and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.


                             [GRAPH APPEARS HERE]


                    1994    1995    1996    1997    1998    1999

NRLP               100.00  124.34  157.32  296.64  301.12  235.64

DJ Equity Index    100.00  137.67  169.39  226.96  291.91  351.37
DJ Real Estate
 Index             100.00  123.58  165.91  198.45  154.57  143.90
=================================================================

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners.   The following table sets
forth the ownership of NRLP's units of limited partner interest, both beneficially and of record, both individually and in the aggregate, for those persons known by NRLP to be beneficial owners of more than 5% of its units of limited partner interest, as of the close of business on March 3, 2000.


                                          Amount and Nature
                                            of Beneficial    Percent of
Amount and Address of Beneficial Owner        Ownership       Class (1)
----------------------------------------  -----------------  -----------
American Realty Trust, Inc..............          3,501,569        55.4%
10670 N. Central Expressway
Suite 300
Dallas, Texas 75231

Basic Capital Management, Inc...........            786,975        12.4
10670 N. Central Expressway
Suite 300
Dallas, Texas 75231

-------------

(1) Percentage is based upon 6,321,522 units of limited partner interest outstanding at March 3, 2000.


Security Ownership of Management.   The following table sets forth the ownership
of NRLP's units of limited partner interest, both beneficially and of record, both individually and in the aggregate, by NMC and the executive officers and directors of NMC, as of the close of business on March 3, 2000.


                                                                           Percent of
Name of Beneficial Owner                                  Number of Units   Units (1)
--------------------------------------------------------  ---------------  -----------
NMC and the executive officers and directors of NMC as
 a group (7 individuals)................................   4,288,544/(2)/        67.8%

-----------------------------

(1) Percentage is based upon 6,321,522 units of limited partner interest outstanding as of March 3, 2000.

(2) Includes 3,501,569 units owned by ART and 786,975 units owned by BCM, of which the directors and executive officers of NMC, ART and BCM may be deemed to be the beneficial owners by virtue of their positions as directors and executive officers of NMC, ART and BCM. The directors and executive officers of NMC, ART and BCM disclaim beneficial ownership of such units.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

NRLP is the sole limited partner of NOLP and owns 99% of the beneficial interest in NOLP. NMC is the general partner of, and owner of a 1% beneficial interest in, each of NRLP and NOLP.

On December 18, 1998, NMC was elected general partner of NRLP and NOLP, replacing Syntek Asset Management, L.P. ("SAMLP"). NMC is a wholly-owned subsidiary of ART. SAMLP resigned as general partner of NRLP and NOLP on December 18, 1998.

Since February 1, 1990, affiliates of NMC have provided property management services to NRLP. Currently, Triad Realty Services, Ltd. ("Triad") provides property management services for a fee of 5% of the monthly gross rents collected on the properties under its management. Triad subcontracts with other entities for the property-level management services to NRLP at various rates. The general partner of Triad is BCM. The limited partners of Triad are Syntek West, Inc. ("Syntek West"), a company owned by Gene E. Phillips, and Mr. Phillips. BCM is a company which is owned by a trust for the benefit of the children of Mr. Phillips. BCM performs certain administrative and other functions for NRLP. See ITEM 1. "BUSINESS--Management and Operations" and ITEM
11. "EXECUTIVE COMPENSATION."

Messrs. Blaha, Endendyk, Holland, Johnson and Starowicz serve as executive officers of BCM. Messrs. Blaha, Endendyk, Holland, Johnson and Starowicz also serve as executive officers of IORI, TCI and ART and BCM serves as advisor to IORI, TCI and ART.

Related Party Transactions

NRLP has engaged in business transactions with certain related parties and may continue to do so. NRLP believes that all of the related party transactions were at least as advantageous to NRLP as could have been obtained from unrelated third parties.

NRLP has paid and pays cost reimbursements, property management fees or other cash compensation to NMC and its affiliates and other related parties as described in ITEM 11. "EXECUTIVE COMPENSATION" and ITEM 1. "BUSINESS--Management and Operations." BCM, an affiliate of NMC, performs certain administrative functions for NRLP on a cost reimbursement basis. The Fairness Committee has approved the formula for computing NRLP's proportionate share of certain of BCM's reimbursable costs. Since February 1, 1990, affiliates of NMC have provided property management services to NRLP. Currently, Triad provides such property management services. Triad subcontracts with other entities for the property-level management services to NRLP. Triad subcontracts the property-level management and leasing of nine of NRLP's commercial properties to Regis, which is a company owned by Syntek West. Regis is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Triad and Regis also perform similar services for ART, IORI and TCI. See NOTE 8. "GENERAL PARTNER FEES AND COMPENSATION" included in Notes to Consolidated Financial Statements at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA," for a summary of fees paid and costs reimbursed by NRLP.

NRLP's Fairness Committee periodically reviewed certain transactions between NRLP and its affiliates. See ITEM 1. "BUSINESS--Management and Operations." The Fairness Committee approved the terms of NRLP's contracts and terms for services and reimbursements with affiliates. The Fairness Committee has had no members since August 1995.

Related Party.   In 1998 and 1999, GCLP funded $124.4 million of $125.0 million loan commitment to ART. The loan is secured by second liens on six ART properties in Minnesota, Mississippi and Texas, by the stock of ART Holdings, Inc., a wholly-owned subsidiary of ART that owns 3,349,535 NRLP units of limited partner interest, by the stock of NMC, also a wholly-owned subsidiary of ART and the general partner of NRLP, a pledge of 678,475 NRLP limited partner units owned by BCM and a pledge of 283,034 NRLP limited partner units owned by ART. The loan bears interest at 12.0% per annum, requires monthly payments of interest only and matures in November 2003. In February and October 1999, a total of $1.1 million in paydowns on the loan were received.

In December 1998, in connection with the Moorman litigation settlement, NMC, a wholly-owned subsidiary of ART, and the general partner of NRLP, assumed responsibility for repayment to NRLP of the $12.2 million paid by NRLP to the Moorman Class Members and legal counsel. The loan bears interest at a variable rate, currently 8.0% per annum, and requires annual payments of accrued interest plus principal payments of $500,000 in each of the first three years, $750,000 in each of the next three years, $1.0 million in each of the next three years, with payment in full of the remaining balance in the tenth year. The note is guaranteed by ART. The note matures upon the earlier of the liquidation or dissolution of NRLP, NMC ceasing to be the general partner or ten years from March 31, 1999, the date of the first cash distribution to the Moorman Class Members. See ITEM 3. "LEGAL PROCEEDINGS."

In February 1999, a $5.0 million unsecured loan was funded by GCLP to One Realco Corporation, formerly Davister Corp., which at December 31, 1999 owned approximately 15.8% of the outstanding shares of ART's common stock. The loan bears interest at 12.0% per annum and matured in February 2000. All principal and interest were due at maturity. The loan is guaranteed by BCM. In March 2000, all accrued but unpaid interest was collected and the loan's maturity was extended to February 2002. All other terms of the loan remained unchanged.

In 1998, a loan commitment of $1.8 million was funded to Warwick of Summit, Inc. ("Warwick"), of which $619,000 was used to repay a Warwick affiliate's loan from NRLP. The loan was secured by a second lien on a shopping center in Rhode Island, by 100% of the stock of the borrower and by the personal guarantee of the principal shareholder of the borrower. The loan bears interest at 14.0% per annum and has an extended maturity of December 2000. All principal and interest are due at maturity. In December 1999, the borrower sold the collateral property. NRLP received $810,000 of the net proceeds of the sale, of which $386,000 was applied to accrued interest and the remaining $424,000 was applied to principal. NRLP is to receive escrowed funds in 2000. Through February 2000, $50,000 had been received. The loan is currently unsecured. In October 1999, Richard D. Morgan, a Warwick shareholder, was elected a Director of NMC, the general partner of NRLP.

Beginning in 1997 and through January 1999, a $1.6 million loan commitment was funded to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by
(1) a 100% membership interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of unimproved land in Oklahoma City, Oklahoma; and
(3) the personal guarantees of the Bordeaux members. The loan bears interest at 14.0% per annum. Until November 1998, the loan required monthly payments of interest only at 12.0% per annum, with the deferred interest payable at maturity in January 1999. In November 1998, the loan was modified to allow payments based on monthly cash flow of the collateral property and the maturity date was extended to December 1999. In the second quarter of 1999, the loan was modified, increasing the loan commitment to $2.1 million and an additional $33,000 was funded. In the third quarter of 1999, an additional $213,000 was funded. The property has had no cash flow, therefore, NRLP ceased accruing interest on the loan in the second quarter of 1999. In October 1999, a $724,000 paydown was received, which was applied first to accrued but unpaid interest due of $261,000 then to principal, reducing the loan balance to $1.4 million. Negotiations are in process to further modify and extend the loan. In October 1999, Richard D. Morgan, a Bordeaux member, was elected a Director of NMC, the general partner of NRLP.

In October 1999, GCLP funded a $4.7 million loan to Realty Advisors, Inc., the corporate parent of BCM. The loan is secured by a pledge of 100% of Realty Advisors, Inc.'s interest in an insurance company. The loan bears interest at 10.25% per annum and matures in November 2001. All principal and interest are due at maturity.

Indebtedness of Management

In return for its 1% interest in NRLP, the General Partner was required to make aggregate capital contributions to NRLP in an amount equal to 1.01% of the total initial capital contributions to NRLP. The general partner contributed $500,000 cash with the remaining portion evidenced by a promissory note in the principal amount of $4.2 million, bearing interest at the rate of 10% per annum compounded semi-annually and payable on the earlier of September 18, 2007, liquidation of NRLP or a termination of the general partner's interest in NRLP. As of December 31, 1999, no payments had been received on such note. At December 31, 1999, accrued and unpaid interest on the note totaled $9.7 million. In connection with the election and taking office of NMC as the new general partner on December 18, 1998, NMC assumed liability under the note.

                             ----------------------


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K


(a)  The following documents are filed as part of this Report:


     1.   Consolidated Financial Statements

                Report of Independent Certified Public Accountants

                Consolidated Balance Sheets--December 31, 1999 and 1998

                Consolidated Statements of Operations--Years Ended December 31, 1999, 1998 and 1997

                Consolidated Statements of Changes in Partners' Equity (Deficit)--Years Ended December 31, 1999, 1998 and 1997

                Consolidated Statements of Cash Flows--Years Ended December 31, 1999, 1998 and 1997

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


  3.   Exhibits

The following documents are filed as Exhibits to this Report:


Exhibit
Number                                       Description
------     ---------------------------------------------------------------------

3.0 National Realty, L.P. Amended and Restated Certificate of Limited Partnership, dated March 4, 1987 (incorporated by reference to
           Exhibit 3.1 to the Registrant's Registration Statement No. 33-16215 on Form S-4).

3.1        Restated Certificate of Limited Partnership of National Realty, L.P.
           dated as of January 22, 1996 (incorporated by reference to Exhibit
           3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

3.2 Certificate of amendment to Amended and restated Agreement of Limited Partnership of National Realty, L.P. (incorporated by reference to
           Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

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

3.5 Second Amendment to First Amended and Restated Agreement of Limited Partnership of National Realty, L.P. dated as of December 18, 1998 (incorporated by reference to Exhibit 3.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

3.6 Third Amendment to First Amended and Restated Agreement of Limited Partnership of National Realty, L.P. dated as of December 18, 1998 (incorporated by reference to Exhibit 3.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

21.0       Subsidiaries of the Registrant, filed herewith.

27.0       Financial Data Schedule, filed herewith.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


Exhibit
Number                                       Description
------     ---------------------------------------------------------------------

99.0 Second Restated Amended Agreement of Limited Partnership of National Operating, L.P. dated as of July 29, 1987 (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement No. 33-16215 on Form S-4).

99.1 Certificate of Amendment of Limited Partnership Agreement of National Operating, L.P. dated as of May 14, 1990 (incorporated by reference to Exhibit 99.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

99.2 Second Amendment to Second Restated and Amended Agreement of Limited Partnership of National Operating, L.P. dated as of December 18, 1998 (incorporated by reference to Exhibit 99.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

99.3 Third Amendment to Second Restated and Amended Agreement of Limited Partnership of National Operating, L.P. dated as of December 18, 1998 (incorporated by reference to Exhibit 99.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

99.4 Amended and Restated Certificate of Limited Partnership of National Operating, L.P. dated as of December 18, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

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

99.7 Agreement for Cash Distribution and Election of Successor General Partner dated as of July 15, 1998 (incorporated by reference to Exhibit 99.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).


  (b) Reports on Form 8-K.

      None.

                             NATIONAL REALTY, L.P.

                                Signature Page

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NATIONAL REALTY, L.P.

                                        By its General Partner:

                                        NRLP MANAGEMENT CORP.



                                        By:     /s/ Karl L. Blaha
                                           ----------------------------------
                                           Karl L. Blaha
                                           President



                                        By:     /s/ Thomas A. Holland
                                           ----------------------------------
                                           Thomas A. Holland
                                           Executive vice President
                                           and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of NRLP Management Corp., as General Partner of the Registrant and in the capacities and on the dates indicated.


Signature                                Title                Date
-------------------------------  ----------------------  --------------

NRLP MANAGEMENT CORP.

       /s/ Karl L. Blaha         President and Director  March 28, 2000
-------------------------------
           Karl L. Blaha

       /s/ Collene C. Currie     Director                March 28, 2000
-------------------------------
           Collene C. Currie

      /s/ Richard D. Morgan      Director                March 28, 2000
-------------------------------
          Richard D. Morgan

                             NATIONAL REALTY, L.P.

                                  EXHIBITS TO
                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 1999



Exhibit
Number              Description            Page
---------  ------------------------------  ----

21.0       Subsidiaries of the Registrant

27.0       Financial Data Schedule