Form 10-Q
period 2000-03-31
NATIONAL REALTY L P
filed 2000-05-15
CIK 819671

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED MARCH 31, 2000
                                                         --------------



                         Commission File Number 1-9648
                                                ------



                             NATIONAL REALTY, L.P.
            -------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)



           Delaware                                           75-2163175
--------------------------------                         --------------------
 (State or Other Jurisdiction of                           (I.R.S. Employer
  Incorporation or Organization)                          Identification No.)



     10670 North Central Expressway, Suite 300, Dallas, Texas       75231
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
Yes  X .  No    .
    ---      ---


Units of Limited Partner Interest                6,321,522
---------------------------------    --------------------------------
         (Class)                      (Outstanding at April 28, 2000)

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The accompanying Consolidated Financial Statements have not been audited by independent certified public accountants, but in the opinion of the management of National Realty, L.P. ("NRLP"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position and consolidated cash flows at the dates and for the periods indicated, have been included.

                             NATIONAL REALTY, L.P.
                          CONSOLIDATED BALANCE SHEETS

                                                      March 31,    December 31,
                                                        2000          1999
                                                    ------------   ------------
                                                       (dollars in thousands)
                         Assets
                         ------

Notes and interest receivable
  Performing (including $152,103 in 2000 and
   $149,980 in 1999 from affiliates)................  $ 162,423     $ 165,155
  Nonperforming (including $1,365 in 2000 and
   $1,353 in 1999 from affiliate)...................      1,769         2,909
                                                      ---------     ---------
                                                        164,192       168,064

 Less - allowance for estimated losses..............     (1,910)       (1,910)
                                                      ---------     ---------
                                                        162,282       166,154

Real estate held for investment
  Land..............................................     41,555        39,842
  Buildings and improvements........................    278,172       282,521
                                                      ---------     ---------
                                                        319,727       322,363

 Less - accumulated depreciation....................   (141,277)     (146,534)
                                                      ---------     ---------
                                                        178,450       175,829

Foreclosed real estate, held for sale...............      7,633         7,633

Cash and cash equivalents...........................      1,259         2,066
Accounts receivable (including $20,257 in 2000 and
  $489 in 1999 from affiliates).....................     21,223         2,873
Prepaid expenses....................................      1,698         1,324
Escrow deposits and other assets (including
  $1,244 in 1999 from affiliates)...................      7,082         6,796
Marketable equity securities of affiliate, (at
  market)...........................................      3,181         3,327
Deferred financing costs............................      8,583         9,279
                                                      ---------     ---------
                                                      $ 391,391     $ 375,281
                                                      ---------     ---------

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             NATIONAL REALTY, L.P.
                    CONSOLIDATED BALANCE SHEETS - Continued


                                                      March 31,   December 31,
                                                         2000        1999
                                                    ------------ ------------
                                                      (dollars in thousands)
    Liabilities and Partners' Equity
    --------------------------------

Liabilities
 Notes and interest payable........................  $ 274,638  $ 277,734
 Accrued property taxes............................      3,587      3,660
 Tenant security deposits..........................      1,938      2,033
 Accounts payable and other liabilities
   (including $90 in 2000 and $345 in 1999
   to affiliates)..................................        295      2,168
                                                      --------  --------
                                                       280,458    285,595

Commitments and contingencies

Partners' equity
 General Partner...................................      2,517      2,076
 Limited Partners (6,321,522 units in 2000 and
   1999)...........................................    105,505     84,552
  Unrealized gain on marketable equity securities
   of affiliate....................................      2,911      3,058
                                                      --------   --------
                                                       110,933     89,686
                                                      --------   --------
                                                     $ 391,391  $ 375,281
                                                      ========   ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      For the Three Months
                                                         Ended March 31,
                                                    ----------------------
                                                      2000          1999
                                                    --------      --------
                                                     (dollars in thousands,
                                                        except per unit)
Property revenue
 Rents.............................................  $   17,025  $    24,025

Property expense
 Property taxes and insurance......................       1,945        2,406
 Utilities.........................................       1,807        2,353
 Property-level payroll costs......................       1,044        1,420
 Repairs and maintenance...........................       3,239        5,041
 Other operating expenses..........................         726        1,187
 Property management fees..........................         812        1,192
                                                     ----------   ----------
                                                          9,573       13,599
                                                     ----------   ----------

  Operating income.................................       7,452       10,426

Other income
 Interest (including $4,308 in 2000 and $1,996 in
 1999 from affiliates).............................       5,924        3,791
 Gain on sale of real estate.......................      18,083       15,667
                                                     ----------   ----------
                                                         24,007       19,458

Other expense
 Interest..........................................       5,797        7,086
 Depreciation......................................       1,926        2,067
 General and administrative........................       1,552        1,843
 General partner incentive fee.....................        --            948
                                                     ----------   ----------
                                                          9,275       11,944
                                                     ----------   ----------

Net income.........................................  $   22,184     $ 17,940
                                                     ==========   ==========
Earnings per unit
  Net income.......................................  $     3.44   $     2.78
                                                     ==========   ==========


Weighted average units of limited partner interest
  used in computing earnings per unit..............   6,321,522    6,321,527
                                                     ==========   ==========

The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             NATIONAL REALTY, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000




                                                                                              Other          Accumulated
                                                        General          Limited          Comprehensive        Partners'
                                                        Partner          Partners            Income             Equity
                                                       ---------        ----------        -------------      -----------
                                                                          (dollars in thousands, except per unit)
Balance, January 1, 2000.........................      $   2,076        $   84,552        $   3,058          $    89,686

Comprehensive income

  Unrealized (loss) on marketable equity
     securities of affiliate.....................            -                 -               (147)                (147)

  Net income.....................................            441            21,743              -                 22,184
                                                                                                             -----------
                                                                                                                  22,037

Distributions ($.125 per unit)...................            -                (790)             -                   (790)
                                                       ---------       -----------       ----------          -----------

Balance, March 31, 2000..........................      $   2,517       $   105,505       $    2,911          $   110,933
                                                       =========       ===========       ==========          ===========


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  For the Three Months
                                                     Ended March 31,
                                                 ----------------------
                                                     2000       1999
                                                 ----------  ----------
                                                 (dollars in thousands)
Cash Flows From Operating Activities
 Rents collected..................................  $ 16,951  $ 24,322
 Payments for property operations.................   (11,743)  (13,936)
 Interest collected...............................     3,234     2,555
 Interest paid....................................    (5,137)   (6,557)
 General and administrative expenses paid.........    (1,493)   (2,614)
   Other..........................................        49       206
                                                    --------  --------
    Net cash provided by operating activities.....     1,861     3,976


Cash Flows From Investing Activities
   Proceeds from sales of real estate.............     9,168    27,578
 Real estate improvements.........................    (2,318)     (457)
   Construction and development...................    (4,177)     --
   Funding of notes receivable....................    (1,436)  (39,067)
   Collections on notes receivable................     4,996    11,912
                                                    --------  --------
  Net cash provided by (used in) investing
     activities...................................     6,233       (34)


Cash Flows From Financing Activities
   Proceeds from notes payable....................    13,014     2,600
 Payments on notes payable........................    (2,414)   (1,368)
   Refund of deposits on pending financings and
    acquisitions..................................      --       2,233
   Escrow deposit.................................      --     (18,806)
   Advances (to)/payments from affiliate..........   (18,711)    4,692
   Deferred financing costs.......................      --         (96)
   Distributions to unitholders...................      (790)     (790)
   Distributions to general partner...............      --        (327)
                                                    --------  --------
Net cash (used in) financing activities...........    (8,901)  (11,862)
                                                    --------  --------

  Net (decrease) in cash and cash equivalents.....      (807)   (7,920)

Cash and cash equivalents at beginning of period..     2,066     9,025
                                                    --------  --------
Cash and cash equivalents at end of period........  $  1,259  $  1,105
                                                    ========  ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                          For the Three Months
                                                              Ended March 31,
                                                         ----------------------
                                                            2000         1999
                                                         ----------  ----------
                                                          (dollars in thousands)
Reconciliation of net income to net cash
 provided by operating activities
Net income......................................          $ 22,184    $ 17,940
 Adjustments to reconcile net income to net
   cash provided by operating activities
 Gain on sale of real estate...............                (18,083)    (15,667)
 Depreciation..............................                  1,926       2,067
 Amortization of deferred financing costs..                    505         506
 (Increase) decrease in other assets.......                   (108)        568
 (Increase) in interest receivable.........                 (2,677)     (1,236)
 Increase in interest payable...................               155          23
 (Decrease) in other liabilities................            (2,041)       (225)
                                                          --------    --------
   Net cash provided by operating activities....          $  1,861    $  3,976
                                                          ========    ========

Schedule of noncash financing activities

  Unrealized (loss) gain on marketable equity
    securities of affiliate.................              $   (147)       (147)
  Notes payable assumed by buyer on sale of
    real estate.............................                14,067         --
  Acquisition of real estate in satisfaction of
    note receivable.........................                (2,989)        --


The accompanying notes are an integral part of these Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION
------------------------------

The accompanying Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Dollar amounts in tables are in thousands, except per unit amounts. Certain balances for 1999 have been reclassified to conform to the 2000 presentation.

Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K").

NOTE 2.  ORGANIZATION
---------------------

NRLP is a Delaware limited partnership which commenced operations on September 18, 1987, when through National Operating, L.P. ("NOLP") it acquired all of the assets and assumed all of the liabilities of 35 public and private limited partnerships.

NRLP is the sole limited partner of NOLP and owns 99% of the beneficial interest in NOLP. The general partner and owner of 1% of the beneficial interest in each of NRLP and NOLP is NRLP Management Corp. ("NMC"), a wholly-owned subsidiary of American Realty Trust, Inc. ("ART"), a publicly held real estate company. As of April 28, 2000, ART owned approximately 55.4% of NRLP's outstanding units of limited partner interest.

In November 1992, NOLP, to facilitate the refinancing of 52 of its apartments and a wraparound mortgage note receivable, with a financial institution, transferred those assets to Garden Capital, L.P. ("GCLP"), a limited partnership. NOLP is the sole limited partner with a 99.3% limited partner interest in GCLP. GCLP transferred the acquired net apartment assets in exchange for a 99% limited partner interest in single asset limited partnerships which were formed for the purpose of operating, refinancing and holding title to the apartments. The single asset limited partnerships have no significant assets other than an apartment encumbered by mortgage debt. Garden National Realty, Inc. ("GNRI"), a wholly-owned subsidiary of ART, is the .7% general partner of GCLP and 1% general partner of the single asset partnerships.

Proposed Transaction with American Realty Investors, Inc. On November 3, 1999, NRLP and ART jointly announced their agreement to combine, in a tax free exchange, under the ownership of a new company to be named American Realty Investors, Inc. ("ARI"). ARI will distribute shares of

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.  ORGANIZATION (Continued)
---------------------

its common stock to ART stockholders and NRLP unitholders. NRLP unitholders, except for ART, will receive one share of ARI common stock for each NRLP unit held. ART stockholders will receive .91 shares of ARI common stock for each share of ART common stock held. ART preferred stock will convert into one share of preferred stock of ARI, having substantially the same rights as ART's preferred stock. The share exchange and merger were subject to a vote of stockholders/unitholders of both entities. Approval required the vote of the unitholders holding a majority of NRLP's outstanding units, and the vote of the stockholders holding a majority of ART's outstanding shares of common and preferred stock. At special meetings held on March 21, 2000, NRLP unitholders and ART stockholders approved the merger proposal. The merger is expected to be completed in the second quarter of 2000.

NOTE 3.  EARNINGS PER UNIT
--------------------------

Income per unit of limited partner interest is presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Income per unit is computed by multiplying NRLP's net income by 98.01% and dividing the result by the weighted average number of units outstanding during each period.

NOTE 4.  NOTES RECEIVABLE
-------------------------

In January 2000, a $365,000 note receivable was collected in full, including accrued but unpaid interest. In March 2000, a $942,000 note receivable was collected in full, including accrued but unpaid interest.

In August 1999, a $2.6 million loan was funded to JNC Enterprises, Inc. ("JNC"). The loan was subsequently split into two pieces. The loans were secured by second liens on a 3.5 acre and a 1.2561 acre parcel of land in Dallas, Texas, the guarantee of the borrower and the personal guarantees of its shareholders. The loans bore interest at 16.0% per annum and matured in February 2000. All principal and interest were due at maturity. In March 2000, the $2.0 million loan secured by the 3.5 acre land parcel was collected in full, including accrued but unpaid interest. In April 2000, the remaining loan, with a principal balance of $600,000, was collected in full, including accrued but unpaid interest.

In September 1999, in conjunction with the sale of two apartments, NRLP provided $2.1 million in purchase money financing secured by limited partnership interests in two limited partnerships owned by the buyer. The financing bore interest at 16.0% per annum, required monthly payments of interest only at 6.0%, beginning in February 2000 and a $200,000 principal paydown in December 1999, which was not received, and matured in August 2000. NRLP had the option to obtain the buyer's general and limited partnership interests in the collateral partnerships in full satisfaction of the financing. In March 2000, NRLP agreed to

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  NOTES RECEIVABLE (Continued)
-------------------------

forbear foreclosing on the collateral securing the note, and released one of the partnership interests, in exchange for payment of $250,000 and executed deeds of trusts on certain properties owned by the borrower. In March 2000, the borrower made a $1.1 million payment, upon receipt of which NRLP returned the deeds of trust and terminated the option agreement. The borrower executed a replacement promissory note for the remaining note balance of $1.0 million, which is unsecured, non-interest bearing and matures in April 2003. In April 2000, NRLP funded a $100,000 loan to the borrower. The loan is secured by five second lien deeds of trust, is non-interest bearing and matures in September 2001.

In December 1999, a note with a principal balance of $1.2 million and secured by a pledge of partnership interest in a partnership which owns real estate in Addison, Texas, matured. The maturity date was extended to April 2000, in exchange for an increase in the interest rate to 14.0% per annum. All other terms remained the same. Negotiations are in process to further modify and extend the loan.

In June 1998, a $4.2 million loan was funded to Cuchara Partners, Ltd. and Ski Rio Partners, Ltd., affiliates of JNC. The loan was secured by (1) a first lien on approximately 450 acres of land in Huerfano County, Colorado, known as Cuchara Valley Mountain Ski Resort; (2) an assignment of a $2.0 million promissory note which is secured by approximately 2,623 acres of land in Taos County, New Mexico, known as Ski Rio Resort; and (3) a pledge of all related partnership interests. The loan bore interest at 16.0% per annum and had an extended maturity of March 2000. All principal and interest were due at maturity. In the fourth quarter of 1998, $109,000 was received on the sale of 11 parcels of the collateral property in Taos, New Mexico. In August and September 1999, paydowns totaling $3.3 million were received. The loan had a principal balance of $1.6 million at March 31, 2000. In April 2000, the loan was collected in full, including accrued but unpaid interest.

In August 1998, a $635,000 loan was funded to La Quinta Partners, LLC. The loan was secured by interest bearing accounts prior to being used as escrow deposits toward the purchase of a total of 956 acres of land in La Quinta, California and the personal guarantee of the manager of the borrower. The loan had an extended maturity of November 1999. All principal and interest were due at maturity. In November and December 1998, $250,000 in principal paydowns were received. In the second quarter of 1999, the loan was modified, increasing the interest rate to 15.0% per annum and extending the maturity date to November 1999. Accrued but unpaid interest was added to the principal balance, increasing it by $42,000 to $402,000. In the fourth quarter of 1999, an additional $2,000 was funded, increasing the loan's principal balance to $404,000 at March 31, 2000. In March 2000, $25,000 in interest was collected and the loan's maturity was extended to April 2000. Negotiations are in process to further modify and extend the loan.

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  NOTES RECEIVABLE (Continued)
-------------------------

In October 1998, a $2.1 million loan was funded to Frisco Panther Partners, Ltd., an affiliate of JNC. The loan was secured by a second lien on 408.23 acres of land in Frisco, Texas, the guaranty of the borrower and the personal guarantees of its partners. The loan bore interest at 16.0% per annum and had an extended maturity of March 2000. All principal and interest were due at maturity. In April 2000, the loan was collected in full, including accrued but unpaid interest.

In December 1998, $3.3 million of a $5.0 million loan commitment was funded to JNC. In January 1999, a $1.3 million paydown was received and subsequently in 1999 an additional $3.0 million was funded, increasing the loan balance to $5.0 million. The loan was secured by a second lien on 1,791 acres of land in Denton County, Texas, and a second lien on 91 acres of land in Collin County, Texas. The loan bore interest at 16.0% per annum, and had an extended maturity of March 2000. All principal and interest were due at maturity. At March 31, 2000, the loan had a principal balance of $5.0 million. In April 2000, the loan was collected in full, including accrued but unpaid interest. In conjunction with the April 2000 JNC loan payoffs, described above, NRLP paid off $5.0 million in mortgage debt secured by the notes.

Related Party. GCLP has funded $124.4 million of a $125.0 million loan commitment to ART. The loan is secured by second liens on six ART properties in Minnesota, Mississippi, and Texas, by the stock of ART Holdings, Inc., a wholly-owned subsidiary of ART that owns 3,349,535 NRLP limited partner units, by the stock of NMC, also a wholly-owned subsidiary of ART and the general partner of NRLP, a pledge of 678,475 NRLP limited partner units owned by BCM and a pledge of 283,034 NRLP limited partner units owned by ART. The loan bears interest at 12.0% per annum, required monthly payments of interest only and matures in November 2003. In March 2000, ART sold 3.254 acres of improved land in Farmers Branch, Texas, adjacent to NRLP's Centura Tower Office Building, to NRLP for its carrying cost of $3.0 million, with sales price being applied as a paydown on the loan. In April 2000, an additional $3.2 million was funded. No interest payments have been received in 2000.

At March 31, 2000, approximately $139.2 million, including accrued interest, of the $162.3 million in notes receivable, is due from ART. At the effective date of the pending combination of ART and NRLP, this receivable, and any unpaid interest, will be eliminated without payment. See NOTE 2. "ORGANIZATION - Proposed Transaction with American Realty Investors, Inc."

In 1998, a loan commitment of $1.8 million was funded to Warwick of Summit, Inc. ("Warwick"). The loan was secured by a second lien on a shopping center in Rhode Island, by 100% of the stock of the borrower and by the personal guarantee of the principal shareholder of the borrower. The loan bears interest at 14.0% per annum and has an extended

                             NATIONAL REALTY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  NOTES RECEIVABLE (Continued)
-------------------------

maturity of December 2000. All principal and interest are due at maturity. In December 1999, the borrower sold the collateral property. NRLP received $810,000 of the net proceeds of the sale, of which $386,000 was applied to accrued interest and the remaining $424,000 was applied to principal. NRLP is to receive escrowed monies in 2000. Through April 30, 2000, $50,000 has been received. The loan is currently unsecured. Richard D. Morgan, a Warwick shareholder, is a Director of NMC, the general partner of NRLP.

Beginning in 1997 and through January 1999, a $1.6 million loan commitment was funded to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by
(1) a 100% membership interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and
(3) the personal guarantees of the Bordeaux members. The loan bears interest at 14.0% per annum. In November 1998, the loan was modified to allow interest payments based on monthly cash flow of the collateral property and the maturity date was extended to December 1999. In the second quarter of 1999, the loan was again modified, increasing the loan commitment to $2.1 million and an additional $33,000 was funded. In the third quarter of 1999, an additional $213,000 was funded. The property has had no cash flow, therefore, NRLP ceased accruing interest on the loan in the second quarter of 1999. In October 1999, a $724,000 paydown was received, which was applied first to accrued but unpaid interest due of $261,000, then to principal, reducing the loan balance to $1.4 million. Negotiations are in process to further modify and extend the loan. Richard D. Morgan, a Bordeaux member, is a Director of NMC, the general partner of NRLP.

In February 1999, a $5.0 million unsecured loan was funded to One Realco Corporation which at March 31, 2000, owned approximately 15.8% of the outstanding shares of ART's common stock. The loan bears interest at 12.0% per annum and originally matured in February 2000. All principal and interest were due at maturity. The loan was guaranteed by Basic Capital Management, Inc. ("BCM"), an affiliate of NMC. In March 2000, the note was modified and extended, increasing the loan commitment to $11.0 million, and an additional $1.2 million was funded. The maturity date was extended to February 2002. In exchange for the modification and extension, the borrower paid all accrued but unpaid interest and pledged collateral consisting of a $10.0 million promissory note secured by the stock of World Trade Company, Ltd., which owns a hotel in Bulgaria.

During 1998 and 1999, a total of $31.0 million of a $52.5 million loan commitment was funded to Centura Tower, Ltd. ("Centura"). The loan was secured by 2.244 acres of land and an office building under construction in Farmers Branch, Texas. In August 1999, NRLP exercised its option contained in the loan agreement, and obtained a combined 80% general and limited partnership interest in Centura in exchange for a $24.1 million

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  NOTES RECEIVABLE (Continued)
-------------------------

capital contribution through conversion of a portion of its note receivable to an equity interest. NRLP has contracted to purchase an additional 10.0% limited partnership interest in both Centura and NLP/CH, Ltd., an affiliated partnership that owns land adjacent to the office building, for a total of $1.3 million. Through April 2000, $542,000 has been paid. Through April 30, 2000, the construction lender has advanced an additional $2.6 million to Centura.

NOTE 5.    REAL ESTATE
----------------------

In 2000, NRLP sold the following properties:

                                                                           Net
                                                     Sales      Debt       Cash    Gain on
Property               Location      Units/Sq.Ft.    Price   Discharged  Received   Sale
------------------  ---------------  -------------  -------  ----------  --------  -------
First Quarter
Apartments
Summerwind          Reseda, CA          172 units    $9,000    $5,568 *    $3,082   $7,351
Windtree            Reseda, CA          159 units     8,350     5,063 *     2,911    6,740
Whispering Pines    Canoga Park, CA     102 units     5,300     3,437 *     1,597    3,529

Shopping Center
Katella Plaza       Orange, CA       62,290 Sq.Ft.    1,814     1,188         283      463

-------------

*  Debt assumed by purchaser.

NOTE 6.  NOTES AND INTEREST PAYABLE
-----------------------------------

In 2000, NRLP financed or obtained second mortgage financing on the following properties:

                                                               Net
                                                     Debt      Cash    Interest   Maturity
Property               Location       Acres/Units  Incurred  Received    Rate       Date
----------------  ------------------  -----------  --------  --------  ---------  --------
First Quarter
Land
Centura, Clark
 and Woolley      Farmers Branch, TX  10.08 Acres    $7,150    $6,960     14.00%     03/03

Second Quarter
Apartments
Rockborough       Denver, CO          345 Units       2,222     1,942      8.37      11/10

NOTE 7.    OPERATING SEGMENTS
-----------------------------

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

                             NATIONAL REALTY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 7.  OPERATING SEGMENTS (Continued)
---------------------------

reflected in the segments are $1.6 million and $1.8 million of general and administrative expenses for the three months ended March 31, 2000 and 1999, respectively, and $948,000 in general partner incentive fees in 1999. Excluded from operating segment assets are assets of $42.9 million at March 31, 2000 and $55.3 million at March 31, 1999, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States.

Presented below is the operating income of each operating segment for the three months ended March 31, and each segment's assets at March 31.


                        Commercial
2000                    Properties  Apartments  Receivables   Total
                        ----------  ----------  -----------  --------
Rents.................     $ 2,784     $14,241  $     --     $ 17,025
Property operating
    expenses..........       1,542       8,031           --     9,573
Interest income.......          --          --        5,911     5,911
Interest expense -
    notes receivable..          --          --          148       148
                           -------     -------     --------  --------
Segment operating
 income...............     $ 1,242     $ 6,210     $  5,763  $ 13,215
                           =======     =======     ========  ========

Depreciation..........     $   847     $ 1,079  $      --    $  1,926
Interest on debt......       1,247       4,343           --     5,590
Real estate
    improvements......       2,318          --           --     2,318
Construction
    expenditures......          --       4,177           --     4,177
Assets................      96,566      89,517      162,282   348,365


Property sales

                        Commercial
                        Properties  Apartments                Total
                        ----------  ----------               --------
Sales price...........     $ 1,814     $22,650               $ 24,464
Cost of sales.........       1,351       5,030                  6,381
                            ------     -------                -------
Gain on sale..........      $  463     $17,620                $18,083
                            ======     =======                =======

                             NATIONAL REALTY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.    OPERATING SEGMENTS (Continued)
-----------------------------

                        Commercial
1999                    Properties  Apartments  Receivables   Total
                        ----------  ----------  -----------  --------
Rents.................     $ 2,410    $ 21,615  $      --    $ 24,025
Property operating
    expenses..........         970      12,629           --    13,599
Interest income.......          --          --        3,757     3,757
Interest expense -
    notes receivable..          --          --          287       287
                           -------    --------     --------  --------
Segment operating
    income............     $ 1,440    $  8,986     $  3,470  $ 13,896
                           =======    ========     ========  ========

Depreciation..........     $   863    $  1,204  $      --    $  2,067
Interest on debt......         445       6,175           --     6,620
Real estate
    improvements......          86         371           --       457
Assets................      26,843     127,845      142,883   297,571

Property Sales                      Apartments                Total
                                    ----------               --------
Sales price...........                $ 28,605               $ 28,605
Cost of sales.........                  12,938                 12,938
                                       -------                -------
Gain on sale..........                 $15,667               $ 15,667
                                       =======                =======

NOTE 8.    INCOME TAXES
-----------------------

No federal or state income taxes have been provided for in the accompanying Consolidated Statements of Operations as the partners include their share of NRLP's income or loss in their respective tax returns. For income or loss allocation purposes, limited partners are allocated their proportionate share of income or loss commencing with the calendar month subsequent to their entry into NRLP.

NOTE 9.    LEGAL PROCEEDINGS
----------------------------

NRLP is involved in various lawsuits arising in the ordinary course of business. In the opinion of management, the outcome of these lawsuits will not have a material effect on NRLP's financial condition, results of operations or liquidity.

                              -------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------


Introduction
------------

NRLP is a Delaware limited partnership formed on January 29, 1987, which owns and operates through NOLP, also a Delaware limited partnership, a portfolio of real estate and mortgage notes. Most of NOLP's properties

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------- ---------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Introduction (Continued)
------------

were acquired in transactions consummated on September 18, 1987, when NOLP acquired all of the assets and assumed all of the liabilities of 35 public and private limited partnerships.

Proposed Transaction with American Realty Investors, Inc. On November 3, 1999, NRLP and ART jointly announced their agreement to combine, in a tax free exchange, under the ownership of a new company to be named ARI. ARI will distribute shares of its common stock to ART stockholders and NRLP unitholders. NRLP unitholders, except for ART, will receive one share of ARI common stock for each unit of NRLP held. ART stockholders will receive .91 shares of ARI common stock for each share of ART common stock held. ART preferred stock will convert into one share of preferred stock of ARI, having substantially the same rights as ART's preferred stock. The share exchange and merger were subject to a vote of stockholders/unitholders of both entities. Approval required the vote of the unitholders holding a majority of NRLP's outstanding units, and the vote of the stockholders holding a majority of ART's outstanding shares of common and preferred stock. At special meetings held on March 21, 2000, the NRLP unitholders and ART stockholders approved the merger proposal. The merger is expected to be completed in the second quarter of 2000.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents totaled $1.3 million at March 31, 2000 compared to $2.1 million at December 31, 1999. The principal reasons for this decrease in cash are discussed in the paragraphs below.

NMC, the General Partner of NRLP, has discretion in determining methods of obtaining funds for NRLP's operations. NRLP's governing documents place no limitation on the amount of leverage that NRLP may incur either in the aggregate or with respect to any particular property or other investment. At March 31, 2000, the aggregate loan-to-value ratio of NRLP's real estate portfolio was 58.0%, computed on the basis of the ratio of total property-related debt to aggregate estimated current values as compared with a loan-to-value ratio of 41.1% at December 31, 1999.

NRLP's principal sources of cash have been and will continue to be from property operations, collection of principal and interest on its mortgage notes receivable and externally generated funds. Externally generated funds include borrowings, proceeds from the sale of properties and other assets and proceeds from borrowings secured by properties or mortgage notes receivable. Management expects that NRLP's cash flow from property operations together with externally generated funds will be sufficient to meet NRLP's various cash needs during the remainder of 2000, including, but not limited to, funding of lending commitments, distributions to unitholders, debt service obligations coming due and property maintenance and improvements, as more fully discussed in the paragraphs below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS (Continued)
        -------------

Liquidity and Capital Resources (Continued)
-------------------------------

Cash from property operations (rents collected less payments for property operating expenses) decreased to $5.2 million in the three months ended
March 31, 2000, from $10.4 million in the three months ended March 31, 1999. The decrease was primarily due to the sale of three apartments and one commercial property in the first quarter of 2000 and 14 apartments in 1999.

Interest collected on mortgage notes receivable increased to $3.2 million in the three months ended March 31, 2000, from $2.6 million in 1999. Of this increase, $1.5 million was due to the collection of interest on the payoffs of three mortgage loans and $1.7 million is due to the collection of interest on the paydown of seven mortgage loans in 2000 for which interest was not due until the loan's payoff or maturity. These increases were partially offset by a decrease of $703,000 due to loans which were paid off in 1999, and a decrease of $1.8 million due to no interest payments being received from ART.

Interest paid decreased to $5.1 million in the three months ended March 31, 2000, from $6.6 million in 1999. Of this decrease, $2.2 million was due to the sale of 14 apartments in 1999 and three apartments and one commercial property in 2000. This decrease was partially offset by an increase of $939,000 due to properties refinanced, where the debt balance was increased or unencumbered properties financed in 1999 and $66,000 was due to properties acquired in 1999.

General and administrative expenses paid decreased to $1.5 million in the three months ended March 31, 2000, from $1.8 million in 1999. The decrease was due to a decrease in legal and other expenses.

An incentive disposition fee of $948,000 was paid to NMC, NRLP's general partner in the three months ended March 31, 1999, related to the sale of Mesa Ridge Apartments. No such fee was paid in 2000.

In the first quarter of 2000, NRLP received a total of $3.3 million on the collection of three mortgage notes receivable and $4.7 million in partial paydowns of four mortgage notes receivable.

In the first quarter of 2000, NRLP sold three apartments and one shopping center for a total of $24.5 million, receiving net cash of $7.9 million, after the payment of various closing costs and the payment of or the buyer's assumption of $15.3 million in mortgage debt. NRLP obtained new mortgage financing secured by three parcels of unimproved land of $7.2 million, receiving net cash of $7.0 million after the payment of various closing costs.

In the second quarter of 2000, NRLP obtained second mortgage financing secured by an apartment of $2.2 million, receiving net cash of $1.9 million after the payment of various closing costs.

In the first quarter of 2000, NRLP paid distributions of $.125 per unit, or a total of $790,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS (Continued)
        -------------

Liquidity and Capital Resources (Continued)
-------------------------------

Management reviews the carrying values of NRLP's properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. Management's review of NRLP's mortgage note receivable includes an evaluation of the collateral property securing such note. The property review generally includes (1) selective property inspections, (2) a review of the property's current rents compared to market rents, (3) a review of the property's expenses,
(4) a review of maintenance requirements, (5) a review of the property's cash flow, (6) discussions with the property manager, and (7) a review of properties in the surrounding area.

Results of Operations
---------------------

NRLP reported net income of $22.2 million for the three months ended March 31, 2000, including gains on the sale of real estate of $18.1 million, compared to net income of $17.9 million for the three months ended March 31, 1999, including gains on the sale of real estate of $15.7 million. The primary factors affecting NRLP's operating results are discussed in the following paragraphs.

Rents decreased to $17.0 million in the three months ended March 31, 2000, from $24.0 million in 1999. $7.3 million of the decrease was due to the sale of three apartments and one commercial property in 2000 and 14 apartments in 1999. This decrease was partially offset by an increase of $325,000 due to increased rental rates at NRLP's apartment and commercial properties. Rents are expected to continue to decrease during the remainder of 2000 as NRLP continues to selectively sell properties.

Interest income increased to $5.9 million in the three months ended March 31, 2000, from $3.8 million in 1999. An increase of $3.5 million was attributable to loans funded in 1999 and additional fundings on existing loans. This increase was partially offset by decreases of $659,000 due to loans paid off or paid down during 1999, $331,000 due to loans converted to partnership interests and $224,000 due to loans foreclosed in 1999. Interest income is expected to decrease during the remainder of 2000 due to loans paid off in 1999 and the first and second quarters of 2000.

Interest expense decreased to $5.9 million in the three months ended March 31, 2000, from $7.1 million in 1999. A decrease of $2.2 million was due to the sale of a total of 16 properties, subject to debt, in 1999 and 2000. This decrease was partially offset by an increase of $939,000 due to interest expense recorded on borrowings in 1999 and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS (Continued)
        -------------

Results of Operations (Continued)
---------------------

2000, secured by mortgages on three unencumbered apartments, three commercial properties and three parcels of unimproved land and the refinancing of mortgages in 1999 where the loan balance was increased. Interest expense is expected to decline during the remainder of 2000 as NRLP continues to selectively sell properties.

Depreciation, property taxes and insurance, utilities, property level payroll, repairs and maintenance, other operating expenses and property management fees in the three months ended March 31, 2000, all declined from 1999 due to the sale of three apartments and a commercial property in 2000 and 14 apartments in 1999. These costs are expected to continue to decrease during the remainder of 2000 as NRLP continues to selectively sell properties.

General and administrative expenses decreased to $1.6 million in the three months ended March 31, 2000, from $1.8 million in 1999. The decrease is due to a decrease in legal fees.

NMC, NRLP's general partner, earned a $948,000 incentive disposition fee in the three months ended March 31, 1999, related to the sale of Mesa Ridge Apartments. No such fee was earned in 2000.

In the three months ended March 31, 2000, gains on sale of real estate totaled $18.1 million, including $7.4 million on the sale of Summerwind Apartments, $6.7 million on the sale of Windtree Apartments, $3.5 million on the sale of Whispering Pines Apartments and $463,000 on the sale of Katella Plaza Shopping Center.

In the three months ended March 31, 1999, gains on sale of real estate totaled $15.7 million, including $2.7 million on the sale of Olde Towne Apartments, $1.3 million on the sale of Santa Fe Apartments and $11.7 million on the sale of Mesa Ridge Apartments.

Tax Matters
-----------

NRLP is a publicly traded limited partnership and, for federal income tax purposes, all income or loss generated by it is included in the income tax returns of the individual partners. Under Internal Revenue Service guidelines generally applicable to publicly traded partnerships, a limited partner's use of his or her share of partnership losses is subject to special limitations.

Inflation
---------

The effects of inflation on NRLP's operations are not quantifiable. Revenues from property operations tend to fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties and the ultimate gains to be realized from property sales. To the extent that

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS (Continued)
        -------------

Inflation (Continued)
---------

inflation affects interest rates, NRLP's earnings from short-term investments, the cost of new financings as well as the cost of variable interest rate debt will be affected.

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

Year 2000
---------

Even though January 1, 2000, has passed and no adverse impact from the transition to the year 2000 has been experienced, no assurance can be provided that NRLP's suppliers and tenants have not been affected in a manner not yet apparent. As a result, management will continue to monitor NRLP's year 2000 compliance and the year 2000 compliance of its suppliers and tenants.

                             ---------------------

                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a) Exhibits:


Exhibit
Number                           Description
-------   -------------------------------------------------------------

 27.0     Financial Data Schedule


(b) Reports on Form 8-K:

     None.

                                SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                NATIONAL REALTY, L.P.

                                By its General Partner:

                                NRLP MANAGEMENT CORP.



Date:     May 15, 2000          By:    /s/ Karl L. Blaha
     -------------------------      -----------------------------------
                                    Karl L. Blaha
                                    President



Date:     May 15, 2000          By:    /s/ Thomas A. Holland
     -------------------------      -----------------------------------
                                    Thomas A. Holland
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                     Accounting Officer)

                             NATIONAL REALTY, L.P.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                     For the Quarter ended March 31, 2000



Exhibit                                                              Page
Number                      Description                             Number
-------    ---------------------------------------------------      ------

 27.0      Financial Data Schedule