Form 10-Q
period 2000-06-30
NATIONAL REALTY L P
filed 2000-08-14
CIK 819671

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED JUNE 30, 2000
                                                          -------------



                         Commission File Number 1-9648
                                                ------



                             NATIONAL REALTY, L.P.
            -------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



        Delaware                                               75-2163175
   ------------------                                      ------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)



     10670 North Central Expressway, Suite 300, Dallas, Texas       75231
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

Yes  X .  No    .
    ---      ---



Units of Limited Partner Interest                     6,285,323
---------------------------------         --------------------------------
            (Class)                           (Outstanding at July 31, 2000)

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

                             NATIONAL REALTY, L.P.
                          CONSOLIDATED BALANCE SHEETS

                                                      June 30,   December 31,
                                                        2000         1999
                                                     ---------- --------------
                                                       (dollars in thousands)
    Assets
----------------------------------------------------

Notes and interest receivable
  Performing (including $163,685 in 2000 and
   $149,980 in 1999 from affiliates)................  $ 168,767     $ 165,155
  Nonperforming (including $1,398 in 2000 and
   $1,353 in 1999 from affiliate)...................      2,920         2,909
                                                      ---------     ---------
                                                        171,687       168,064

 Less - allowance for estimated losses..............     (1,910)       (1,910)
                                                      ---------     ---------
                                                        169,777       166,154

Real estate held for investment
  Land..............................................     37,314        39,842
  Buildings and improvements........................    263,104       282,521
                                                      ---------     ---------
                                                        300,418       322,363

 Less - accumulated depreciation....................   (126,578)     (146,534)
                                                      ---------     ---------
                                                        173,840       175,829

Foreclosed real estate, held for sale...............      7,633         7,633

Cash and cash equivalents...........................      1,694         2,066
Accounts receivable (including $45,170 in 2000 and
  $489 in 1999 from affiliates).....................     46,724         2,873
Prepaid expenses....................................      1,302         1,324
Escrow deposits and other assets (including
  $1,244 in 1999 from affiliates)...................      6,756         6,796
Marketable equity securities of affiliate, (at
  market)...........................................      1,321         3,327
Deferred financing costs............................      7,669         9,279
                                                      ---------     ---------

                                                      $ 416,716     $ 375,281
                                                      =========     =========

             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                    CONSOLIDATED BALANCE SHEETS - Continued



                                                     June 30,  December 31,
                                                       2000        1999
                                                    --------- --------------
                                                     (dollars in thousands)

    Liabilities and Partners' Equity
    --------------------------------

Liabilities
 Notes and interest payable........................ $ 257,078 $ 277,734
 Accrued property taxes............................     3,184     3,660
 Tenant security deposits..........................     1,765     2,033
 Accounts payable and other liabilities
   (including $7,232 in 2000 and $345 in 1999
   to affiliates)..................................     7,044     2,168
                                                     --------  --------

                                                      269,071   285,595

Commitments and contingencies



Partners' equity
 General Partner...................................     3,293     2,076
 Limited Partners (6,285,323 units in 2000 and
   6,321,522 units in 1999)........................   143,300    84,552
  Unrealized gain on marketable equity securities
   of affiliate....................................     1,052     3,058
                                                     --------  --------

                                                      147,645    89,686
                                                     --------  --------

                                                     $416,716  $375,281
                                                     ========  ========

             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                             For the Three Months     For the Six Months
                                                                 Ended June 30,          Ended June 30,
                                                           ------------------------ ----------------------
                                                             2000         1999         2000         1999
                                                           --------     --------     --------     --------
                                                               (dollars in thousands, except per unit)
Property revenue
 Rents.........................................         $    16,556   $   23,130   $  $33,581   $   47,155

Property expense
 Property taxes and insurance.                                1,816        2,382        3,761        4,788
 Utilities.....................................               1,602        2,082        3,409        4,435
 Property-level payroll costs.                                  961        1,148        2,005        2,568
 Repairs and maintenance.......................               3,738        4,891        6,977        9,932
 Other operating expenses......................                 663          791        1,389        1,978
 Property management fees......................                 791        1,157        1,603        2,349
                                                        -----------   ----------   ----------   ----------
                                                              9,571       12,451       19,144       26,050
                                                        -----------   ----------   ----------   ----------

  Operating income.............................               6,985       10,679       14,437       21,105

Other income
 Interest (including $4,381
  and $8,689 in 2000 and
  $2,904 and $4,900 in 1999
  from affiliates).............................               4,523        4,781       10,447        8,572
 Gain on sale of real estate...................              37,515        8,738       55,598       24,405
                                                        -----------   ----------   ----------   ----------
                                                             42,038       13,519       66,045       32,977

Other expense
 Interest......................................               6,581        6,988       12,378       14,074
 Depreciation..................................               1,844        2,033        3,770        4,100
 General and administrative....................               1,067        2,120        2,619        3,963
 General partner incentive fee                                  561            -          561          948
                                                        -----------   ----------   ----------   ----------
                                                             10,053       11,141       19,328       23,085
                                                        -----------   ----------   ----------   ----------

Net income.....................                         $    38,970   $   13,057   $   61,154   $   30,997
                                                        ===========   ==========   ==========   ==========

Earnings per unit
  Net income...................                         $      6.04   $     2.02   $     9.48   $     4.80


Weighted average units of
  limited partner interest
  used in computing earnings
  per unit.....................                          6 ,320,701    6,321,529    6,321,112    6,321,538
                                                        ===========   ==========   ==========   ==========

             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30 , 2000



                                                                                  Other        Accumulated
                                                       General     Limited    Comprehensive     Partners'
                                                       Partner    Partners       Income          Equity
                                                      ---------  ----------   --------------  ------------
                                                             (dollars in thousands, except per unit)
Balance, January 1, 2000.........................     $   2,076  $   84,552   $   3,058       $   89,686

Comprehensive income

  Unrealized (loss) on Marketable equity
     securities of Affiliate......................          --          --       (2,006)          (2,006)

  Net income.....................................         1,217      59,937         --            61,154
                                                                                              ----------
                                                                                                  59,148

Repurchase of units of limited partner interest..           --         (399)        --              (399)

Distributions ($.125 per unit)...................            -         (790)         -              (790)
                                                      ---------  ----------   ---------       ----------

Balance, June 30, 2000...........................     $   3,293  $  143,300   $   1,052       $  147,645
                                                      =========  ==========   =========       ==========

             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        For the Six Months
                                                           Ended June 30,
                                                    --------------------------
                                                          2000        1999
                                                    ------------  ------------
                                                       (dollars in thousands)

Cash Flows From Operating Activities
 Rents collected..................................      $ 33,424      $ 47,506
 Payments for property operations.................       (15,195)      (25,508)
 Interest collected...............................         4,047         4,957
 Interest paid....................................       (10,606)      (13,063)
 General and administrative expenses paid.........        (2,588)       (3,822)
   Other..........................................           920           (33)
                                                    ------------  ------------

    Net cash provided by operating activities.....        10,002        10,037


Cash Flows From Investing Activities
   Proceeds from sales of real estate.............        41,570        41,323
   Acquisition of real estate.....................            --        (6,443)
 Real estate improvements.........................        (8,326)       (1,197)
   Construction and development...................        (8,030)           --
   Funding of notes receivable....................        (9,198)      (70,754)
   Collections on notes receivable................        12,857        13,866
   General Partner incentive disposition fee......          (561)         (948)
                                                    ------------  ------------

  Net cash provided by (used in) investing
     activities...................................        28,312      (24,153)


Cash Flows From Financing Activities
   Proceeds from notes payable....................        38,683        22,563
 Payments on notes payable........................       (31,757)      (33,753)
   <Deposit>/refund of deposits on pending
    financings and acquisitions...................          (190)          742
   Escrow refunds.................................            --         1,029
   Advances (to) payments from affiliates.........       (43,941)       18,144
   Deferred financing costs.......................           (45)         (558)
   Repurchase of units............................          (399)           --
   Distributions to unitholders...................          (790)       (1,578)
   Distributions to general partner...............          (247)         (399)
                                                    ------------  ------------

Net cash (used in) provided by financing
  activities......................................       (38,686)        6,190
                                                    ------------  ------------

  Net (decrease) in cash and cash equivalents.....          (372)       (7,926)

Cash and cash equivalents at beginning of period..         2,066         9,025
                                                    ------------  ------------

Cash and cash equivalents at end of period........      $  1,694  $      1,099
                                                    ============  ============

             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             NATIONAL REALTY, L.P.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued



                                                        For the Six Months
                                                          Ended June 30,
                                                         1999        2000
                                                      ----------  ----------
                                                      (dollars in thousands)


Reconciliation of net income to net cash
 provided by operating activities
Net income......................................      $   61,154  $   30,997
 Adjustments to reconcile net income to net
   cash provided by operating activities
      Gain on sale of real estate...............         (55,598)    (24,405)
      Depreciation..............................           3,770       4,100
      Amortization of deferred financing costs..           1,655       1,053
      Decrease in other assets..................             356       1,917
      (Increase) in interest receivable.........          (6,378)     (3,614)
 Increase in interest payable...................             117         (42)
 Increase in other liabilities..................           4,926          31
                                                      ----------  ----------

   Net cash provided by operating activities....      $   10,002  $   10,037
                                                      ==========  ==========

Schedule of noncash financing activities

Unrealized (loss) gain on marketable equity
             securities of affiliate.................     (2,006) $      122
      Notes payable assumed by buyer on sale of
             real estate.............................     27,914       8,584
      Acquisition of real estate in satisfaction of
             note receivable.........................     (2,989)        --

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

Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Consolidated Financial Statements and Notes thereto included in NRLP's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K").

NOTE 2.  ORGANIZATION
---------------------

NRLP is a Delaware limited partnership which commenced operations on September 18, 1987, when through National Operating, L.P. ("NOLP") it acquired all of the assets and assumed all of the liabilities of 35 public and private limited partnerships.

NRLP is the sole limited partner of NOLP and owns 99% of the beneficial interest in NOLP. The general partner and owner of 1% of the beneficial interest in each of NRLP and NOLP is NRLP Management Corp. ("NMC"), a wholly-owned subsidiary of American Realty Trust, Inc. ("ART"), a publicly held real estate company. As of July 31, 2000, ART owned approximately 56.2% of NRLP's outstanding units of limited partner interest.

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

Transaction with American Realty Investors, Inc. On November 3, 1999, NRLP and ART jointly announced their agreement to combine, in a tax-free exchange, under the ownership of a new company to be named American Realty Investors, Inc. ("ARI"). The share exchange was subject to a vote of stockholders/unitholders of both entities. Approval required the vote of the unitholders holding a majority of NRLP's outstanding

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.  ORGANIZATION (Continued)
---------------------

units, and the vote of the stockholders holding a majority of ART's outstanding shares of common and preferred stock. At special meetings held on March 21, 2000, NRLP unitholders and ART stockholders approved the proposal. The transaction was closed on August 2, 2000. Shares of ARI common stock were issued to ART stockholders and NRLP unitholders. NRLP unitholders, except for ART, received one share of ARI common stock for each NRLP unit held. ART stockholders received .91 shares of ARI common stock for each share of ART common stock held. Each share of ART preferred stock converted into one share of preferred stock of ARI, having substantially the same rights as ART's preferred stock. The NRLP units ceased trading on the American Stock Exchange on August 2, 2000. ARI common stock commenced trading on the New York Stock Exchange on August 3, 2000.

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

In June 2000, NRLP sold the 124,322 sq.ft. Marina Playa Office Building in Santa Clara, California, for $25.8 million, receiving $7.6 million in cash and providing financing of $18.8 million. Also in June 2000, NRLP sold the note receivable, net of the underlying debt, for $6.2 million, retaining a $3.9 million participation.

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

In September 1999, in conjunction with the sale of two apartments, NRLP provided $2.1 million in purchase money financing secured by limited partnership interests in two limited partnerships owned by the buyer. The financing bore interest at 16.0% per annum, required monthly payments of interest only at 6.0% beginning in February 2000, and a

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  NOTES RECEIVABLE (Continued)
-------------------------

$200,000 principal paydown in December 1999, which was not received, and matured in August 2000. NRLP had the option to obtain the buyer's general and limited partnership interests in the collateral partnerships in full satisfaction of the financing. In March 2000, NRLP agreed to forbear foreclosing on the collateral securing the note, and released one of the partnership interests, in exchange for payment of $250,000 and executed deeds of trusts on certain properties owned by the borrower. In March 2000, the borrower made a $1.1 million payment, upon receipt of which NRLP returned the deeds of trust and terminated the option agreement. The borrower executed a replacement promissory note for the remaining note balance of $1.0 million, which is unsecured, non-interest bearing and matures in April 2003. In April 2000, NRLP funded a $100,000 loan to the borrower. The loan is secured by five second lien deeds of trust, is non-interest bearing and matures in September 2001.

In December 1999, a note with a principal balance of $1.2 million and secured by a pledge of partnership interest in a partnership which owns real estate in Addison, Texas, matured. The maturity date was extended to April 2000 in exchange for an increase in the interest rate to 14.0% per annum. All other terms remained the same. Negotiations are in process to further modify and extend the loan.

In June 1998, a $4.2 million loan was funded to Cuchara Partners, Ltd. and Ski Rio Partners, Ltd., affiliates of JNC. The loan was secured by (1) a first lien on approximately 450 acres of land in Huerfano County, Colorado, known as Cuchara Valley Mountain Ski Resort; (2) an assignment of a $2.0 million promissory note secured by approximately 2,623 acres of land in Taos County, New Mexico, known as Ski Rio Resort; and (3) a pledge of all related partnership interests. The loan bore interest at 16.0% per annum and had an extended maturity of March 2000. All principal and interest were due at maturity. In the fourth quarter of 1998, $109,000 was received on the sale of 11 parcels of the collateral property in Taos, New Mexico. In August and September 1999, paydowns totaling $3.3 million were received. The loan had a principal balance of $1.6 million at March 31, 2000. In April 2000, the loan was collected in full, including accrued but unpaid interest.

In August 1998, a $635,000 loan was funded to La Quinta Partners, LLC. The loan was secured by interest bearing accounts prior to being used as escrow deposits toward the purchase of a total of 956 acres of land in La Quinta, California, and the personal guarantee of the manager of the borrower. The loan had an extended maturity of November 1999. All principal and interest were due at maturity. In November and December 1998, $250,000 in principal paydowns were received. In the second quarter of 1999, the loan was modified, increasing the interest rate to 15.0% per annum and extending the maturity date to November 1999. Accrued but unpaid interest was added to the principal balance, increasing it by $42,000 to $402,000. In the fourth quarter of 1999, an additional $2,000 was funded, increasing the loan's principal balance to

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  NOTES RECEIVABLE (Continued)
-------------------------

$404,000 at March 31, 2000. In March 2000, $25,000 in interest was collected and the loan's maturity was extended to April 2000. The borrower did not make the required payments and the loan was classified nonperforming. NRLP has begun legal proceedings to collect the balance due. No loss is expected in excess of previously established reserves if NRLP is unable to collect the balance due.

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

Related Party. GCLP has funded a $125.0 million loan commitment to ART. The loan is secured by second liens on six ART properties in Minnesota, Mississippi and Texas; by the stock of ART Holdings, Inc., a wholly-owned subsidiary of ART that owns 3,268,535 NRLP limited partner units; by the stock of NMC, also a wholly-owned subsidiary of ART and the general partner of NRLP; a pledge of 820,675 NRLP limited partner units owned by Basic Capital Management, Inc. ("BCM") and a pledge of 284,434 NRLP limited partner units owned by ART. The loan bears interest at 12.0% per annum, required monthly payments of interest only and matures in November 2003. In March 2000, ART sold 3.254 acres of improved land in Farmers Branch, Texas, adjacent to NRLP's Centura Tower Office Building, to NRLP for its carrying cost of $3.0 million, with sales price being applied as a paydown on the loan. No interest payments have been received in 2000.

At June 30, 2000, approximately $146.6 million, including accrued interest, of the $171.7 million in notes receivable, was due from ART. On August 2, 2000, the effective date of the combination of ART and NRLP, this receivable, and any unpaid interest, was eliminated without payment. See NOTE 2. "ORGANIZATION - Transaction with American Realty Investors, Inc."

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  NOTES RECEIVABLE (Continued)
-------------------------

In 1998, a loan commitment of $1.8 million was funded to Warwick of Summit, Inc. ("Warwick"). The loan was secured by a second lien on a shopping center in Rhode Island, by 100% of the stock of the borrower and by the personal guarantee of the principal shareholder of the borrower. The loan bears interest at 14.0% per annum and has an extended maturity of December 2000. All principal and interest are due at maturity. In December 1999, the borrower sold the collateral property. NRLP received $810,000 of the net proceeds of the sale, of which $386,000 was applied to accrued interest and the remaining $424,000 was applied to principal, reducing the principal balance to $1.7 million. NRLP is to receive escrowed monies of $377,000 in 2000. Through June 30, 2000, $50,000 has been received. The loan is currently unsecured. Richard D. Morgan, a Warwick shareholder, is a Director of NMC, the general partner of NRLP.

Beginning in 1997 and through January 1999, a $1.6 million loan commitment was funded to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by
(1) a 100% membership interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and
(3) the personal guarantees of the Bordeaux members. The loan bears interest at 14.0% per annum. In November 1998, the loan was modified to allow interest payments based on monthly cash flow of the collateral property and the maturity date was extended to December 1999. In the second quarter of 1999, the loan was again modified, increasing the loan commitment to $2.1 million and an additional $33,000 was funded. In the third quarter of 1999, an additional $213,000 was funded. The property has had no cash flow, therefore, NRLP ceased accruing interest on the loan in the second quarter of 1999. In October 1999, a $724,000 paydown was received, which was applied first to accrued but unpaid interest due of $261,000, then to principal, reducing the loan balance to $1.4 million. The note was further modified, changing the loan commitment to $1.5 million, the maturity date to December 2000, and payment requirement to net revenues of the shopping center, defined as gross receipts less all costs and expenses incurred in connection with the operation of the property. Richard D. Morgan, a Bordeaux member, is a Director of NMC, the general partner of NRLP.

In February 1999, a $5.0 million unsecured loan was funded to One Realco Corporation which at June 30, 2000, owned approximately 15.8% of the outstanding shares of ART's common stock. The loan bears interest at 12.0% per annum and originally matured in February 2000. All principal and interest were due at maturity. The loan was guaranteed by BCM, an affiliate of NMC. In March 2000, the note was modified and extended, increasing the loan commitment to $11.0 million, and an additional $1.2 million was funded. The maturity date was extended to February 2002. In exchange for the modification and extension, the borrower paid all accrued but unpaid interest and pledged collateral consisting of a $10.0 million promissory note secured by the stock of World Trade Company, Ltd., which owns a hotel in

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  NOTES RECEIVABLE (Continued)
-------------------------

Bulgaria. Through June 30, 2000, $10.2 million has been funded. In July 2000, the note was again modified, increasing the loan commitment to $15.0 million.

During 1998 and 1999, a total of $31.0 million of a $52.5 million loan commitment was funded to Centura Tower, Ltd. ("Centura"). The loan was secured by 2.244 acres of land and an office building under construction in Farmers Branch, Texas. In August 1999, NRLP exercised its option contained in the loan agreement and obtained a combined 80% general and limited partnership interest in Centura in exchange for a $24.1 million capital contribution through conversion of a portion of its note receivable to an equity interest. NRLP has contracted to purchase an additional 10.0% limited partnership interest in both Centura and NLP/CH, Ltd., an affiliated partnership that owns land adjacent to the office building, for a total of $1.3 million. Through July 2000, $697,000 has been paid.

NOTE 5.  REAL ESTATE
--------------------

In 2000, NRLP purchased the following properties:

                                                               Net
                                        Units/     Purchase   Cash      Debt    Interest  Maturity
    Property          Location       Acres/Sq.Ft.   Price     Paid    Incurred    Rate      Date
---------------  ------------------  ------------  --------  -------  --------  --------  --------
First Quarter
Land
Clark            Farmers Branch, TX  3.25 acres      $2,972   $2,972        --        --        --

In 2000, NRLP sold the following properties:

                                                                            Net
                                                      Sales      Debt       Cash    Gain on
     Property          Location       Units/Sq.Ft.    Price   Discharged  Received   Sale
------------------  ---------------  --------------  -------  ----------  --------  -------
First Quarter
Apartments
Summerwind          Reseda, CA       172 Units       $ 9,000    $  5,568 *  $3,082  $ 7,351
Windtree            Reseda, CA       159 Units         8,350       5,063 *   2,911    6,740
Whispering Pines    Canoga Park, CA  102 Units         5,300       3,437 *   1,597    3,529

Shopping Center
Katella Plaza       Orange, CA       62,290 Sq.Ft.     1,814       1,188       283      463

Second Quarter
Apartments
Pines               Little Rock, AR  257 Units         4,650       3,063     1,281    2,936
Four Seasons        Denver, CO       384 Units        16,600       9,220 *   6,543    9,906
Sherwood Glen       Urbandale, IA    180 Units         6,250       4,626 *   1,244    4,837

Office Building
Marina Playa        Santa Clara, CA  124,205 Sq.Ft.   25,750       7,766     7,627   19,835

Third Quarter
Apartment
Fair Oaks           Euless, TX       208 Units         6,850       5,711       609    4,082

-------------
*  Debt assumed by purchaser.

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  NOTES AND INTEREST PAYABLE
-----------------------------------

In 2000, NRLP financed or obtained second mortgage financing on the following properties:

                                                                                 Net
                                             Acres/        Debt       Debt       Cash    Interest   Maturity
     Property             Location        Units/Sq.Ft.   Incurred  Discharged  Received    Rate       Date
-------------------  ------------------  --------------  --------  ----------  --------  ---------  --------
First Quarter
Land
Centura, Clark
 and Woolley         Farmers Branch, TX  10.08 Acres      $ 7,150  $     -      $ 6,960     14.00%     03/03

Second Quarter
Apartments
Rockborough          Denver, CO          345 Units          2,222           -     1,942      8.37      11/10
Confederate Point    Jacksonville, FL    206 Units          7,440       5,879     1,039      8.12      05/07
Whispering Pines     Topeka, KS          320 Units          7,530       6,829       302      8.12      05/07

Third Quarter
Office Building
Centura Tower        Farmers Branch, TX  410,901 Sq.Ft.    15,000          --    14,612      16.9      07/02

NOTE 7.  GENERAL PARTNER FEES AND COMPENSATION
----------------------------------------------

Fees and cost reimbursements to NMC and its affiliates for the six months ended:

                                                        June 30,
                                                          2000
                                                        --------
Property and construction management fees*..            $    586
Loan placement fees.........................                 243
Real estate commissions.....................               2,285
General Partner fees........................                 561
Leasing commissions.........................                  16
Reimbursement of administrative expenses....               1,883
                                                        --------
                                                        $  5,574
                                                        ========
-----------------
* Net of property management fees paid to subcontractors, other than Regis Realty, Inc., which is owned by an affiliate of BCM.

NOTE 8.  OPERATING SEGMENTS
---------------------------

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to each of them based on their operating income and cash flow. Expenses that are not reflected in the segments are $2.6 million and $4.0 million of general and administrative expenses for the six months ended June 30, 2000 and 1999, respectively, and $561,000 and $948,000 in general partner incentive fees in the six months ended June 30, 2000 and 1999. Excluded from operating segment assets are assets of $65.9 million at June 30,

                             NATIONAL REALTY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 8.  OPERATING SEGMENTS (Continued)
---------------------------

2000, and $25.7 million at June 30, 1999, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States.

Presented below is the operating income of each operating segment for the six months ended June 30, and each segment's assets at June 30.

                        Commercial
2000                    Properties  Apartments  Receivables   Total
                        ----------  ----------  -----------  --------
Rents.................  $    2,576  $   31,005  $        --  $ 33,581
Property operating
    expenses..........       1,688      17,456           --    19,144
Interest income.......          --          --       10,425    10,425
Interest expense -
    notes receivable..          --          --          593       593
                        ----------  ----------  -----------  --------
Segment operating
 income...............  $      888  $   13,549  $     9,832  $ 24,269
                        ==========  ==========  ===========  ========

Depreciation..........  $    1,698  $    2,072  $        --  $  3,770
Interest on debt......       3,279       8,732           --    12,011
Real estate
    improvements......       8,289          37           --     8,326
Construction
    expenditures......          --       8,030           --     8,030
Assets................      97,465      84,008      169,777   351,250

                        Commercial
Property Sales          Properties  Apartments                Total
                        ----------  ----------               --------
Sales price...........  $   27,564  $   50,150               $ 77,714
Cost of sales.........       7,265      14,851                 22,116
                        ----------  ----------               --------
Gain on sale..........  $   20,299  $   35,299               $ 55,598
                        ==========  ==========               ========

                        Commercial
1999                    Properties  Apartments  Receivables   Total
                        ----------  ----------  -----------  --------
Rents.................  $    5,171  $   41,984  $        --  $ 47,155
Property operating
    expenses..........       1,933      24,117           --    26,050
Interest income.......          --          --        8,405     8,405
Interest expense -
    notes receivable..          --          --          559       559
                        ----------  ----------  -----------  --------
Operating income......  $    3,238  $   17,867  $     7,846  $ 28,951
                        ==========  ==========  ===========  ========

Depreciation..........  $    1,055  $    3,045  $        --  $  4,100
Interest on debt......       1,082      12,278           --    13,360
Real estate
    improvements......         218         979           --     1,197
Assets................      26,328     125,356      175,027   326,711

Property Sales           Apartments                           Total
                         ----------                          --------
Sales price...........  $   45,800                           $ 45,800
Cost of sales.........      21,395                             21,395
                        ----------                           --------
Gain on sale..........  $   24,405                           $ 24,405
                        ==========                           ========

                             NATIONAL REALTY, L.P.
                             ---------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 9.  INCOME TAXES
---------------------

No federal or state income taxes have been provided for in the accompanying Consolidated Statements of Operations as the partners include their share of NRLP's income or loss in their respective tax returns. For income or loss allocation purposes, limited partners are allocated their proportionate share of income or loss commencing with the calendar month subsequent to their entry into NRLP.

NOTE 10. LEGAL PROCEEDINGS
--------------------------

NRLP is involved in various lawsuits arising in the ordinary course of business. In the opinion of management, the outcome of these lawsuits will not have a material effect on NRLP's financial condition, results of operations or liquidity.

                              -------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------


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

Transaction with American Realty Investors, Inc. On November 3, 1999, NRLP and ART jointly announced their agreement to combine, in a tax-free exchange, under the ownership of a new company to be named American Realty Investors, Inc. ("ARI"). The share exchange was subject to a vote of stockholders/unitholders of both entities. Approval required the vote of the unitholders holding a majority of NRLP's outstanding units, and the vote of the stockholders holding a majority of ART's outstanding shares of common and preferred stock. At special meetings held on March 21, 2000, NRLP unitholders and ART stockholders approved the proposal. The transaction was closed on August 2, 2000. Shares of ARI common stock were issued to ART stockholders and NRLP unitholders. NRLP unitholders, except for ART, received one share of ARI common stock for each NRLP unit held. ART stockholders received .91 shares of ARI common stock for each share of ART common stock held. Each share of ART preferred stock converted into one share of preferred stock of ARI, having substantially the same rights as ART's preferred stock. The NRLP units ceased trading on the American Stock Exchange on August 2, 2000. ARI common stock commenced trading on the New York Stock Exchange on August 3, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents totaled $1.7 million at June 30, 2000, compared to $2.1 million at December 31, 1999. The principal sources and uses of cash are discussed in the paragraphs below.

NMC, the General Partner of NRLP, has discretion in determining methods of obtaining funds for NRLP's operations. NRLP's governing documents place no limitation on the amount of leverage that NRLP may incur either in the aggregate or with respect to any particular property or other investment. At June 30, 2000, the aggregate loan-to-value ratio of NRLP's real estate portfolio was 44.8%, computed on the basis of the ratio of total property-related debt to aggregate estimated current values as compared with a loan-to-value ratio of 41.1% at December 31, 1999.

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

Cash from property operations (rents collected less payments for property operating expenses) decreased to $18.2 million in the six months ended June 30, 2000, from $22.0 million in the six months ended June 30, 1999. The decrease was primarily due to the sale of six apartments and two commercial properties in the first six months of 2000 and 14 apartments in 1999.

Interest collected on mortgage notes receivable decreased to $4.0 million in the six months ended June 30, 2000, from $5.0 million in 1999. Of this decrease, $891,000 was due to loans which were paid off in 1999, and $3.4 million was due to no interest payments being received from ART. These decreases were partially offset by increases of $2.7 million due to the collection of interest on the payoffs of six mortgage loans and $750,000 due to the collection of interest on the paydown of a loan in 2000 for which interest was not due until the loan's payoff or maturity.

Interest paid decreased to $10.6 million in the six months ended June 30, 2000, from $13.1 million in 1999. Of this decrease, $4.3 million was due to the sale of 20 properties, subject to debt in 1999 and 2000. This decrease was partially offset by an increase of $2.7 million due to properties refinanced, where the debt balance was increased or unencumbered properties financed in 2000 and 1999 and $124,000 was due to properties acquired in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS (Continued)
        -------------

Liquidity and Capital Resources (Continued)
-------------------------------

General and administrative expenses paid decreased to $2.6 million in the six months ended June 30, 2000, from $3.8 million in 1999. The decrease was due to a decrease in cost reimbursements and other expenses.

Incentive disposition fees totaling $561,000 were paid to NMC, NRLP's general partner, in the six months ended June 30, 2000, related to the sales of Four Seasons Apartments and Marina Plaza Office Building.

An incentive disposition fee of $948,000 was paid to NMC, NRLP's general partner, in the six months ended June 30, 1999, related to the sale of Mesa Ridge Apartments.

In the first six months of 2000, NRLP received a total of $11.7 million on the collection of seven mortgage notes receivable and $1.1 million in a partial paydown of another mortgage note receivable.

In the first six months of 2000, NRLP sold six apartments, one office building and one shopping center for a total of $77.7 million, receiving net cash of $24.6 million after the payment of various closing costs and the payment of or the buyer's assumption of $39.9 million in mortgage debt. NRLP obtained new mortgage financing secured by three parcels of unimproved land of $7.2 million, receiving net cash of $7.0 million after the payment of various closing costs. NRLP obtained second mortgage financing secured by an apartment of $2.2 million, receiving net cash of $1.9 million after the payment of various closing costs. NRLP also refinanced the mortgage debt secured by two apartments in the amount of $15.0 million, receiving net cash of $1.3 million, after paying off $12.7 million in existing mortgage debt and the payment of various closing costs.

In the first six months of 2000, NRLP paid distributions of $.125 per unit, or a total of $790,000.

In March 1999, the Board of Directors of NMC affirmed NRLP's unit repurchase program which was established in 1987. The Board also established a new authorization for the repurchase of up to an additional 500,000 NRLP units in open-market transactions. Through December 31, 1999, NRLP had repurchased a total of 402,960 units under the prior authorization at a total cost of $5.1 million. Through June 30, 2000, NRLP repurchased a total of 36,200 units at a total cost of $399,000.

Management reviews the carrying values of NRLP's properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. If impairment is found to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS (Continued)
        -------------

Liquidity and Capital Resources (Continued)
-------------------------------

exist, a provision for loss is recorded by a charge against earnings. Management's review of a mortgage note receivable includes an evaluation of the collateral property securing such note. The property review generally includes
(1) selective property inspections, (2) a review of the property's current rents compared to market rents, (3) a review of the property's expenses, (4) a review of maintenance requirements, (5) a review of the property's cash flow, (6) discussions with the property manager, and (7) a review of properties in the surrounding area.

Results of Operations
---------------------

NRLP reported net income of $39.0 million and $61.2 million for the three and six months ended June 30, 2000, including gains on the sale of real estate of $37.5 million and $55.6 million, compared to net income of $13.1 million and $31.0 million for the three and six months ended June 30, 1999, including gains on the sale of real estate totaling $8.7 million and $24.4 million. The primary factors affecting NRLP's operating results are discussed in the following paragraphs.

Rents decreased to $16.6 million and $33.6 million in the three and six months ended June 30, 2000, from $23.1 million and $47.2 million in 1999. $7.3 million and $14.6 million of the decrease was due to the sale of six apartments and two commercial properties in 2000 and 14 apartments in 1999. These decreases were partially offset by an increase of $690,000 and $970,000 due to increased rental rates at NRLP's apartment and commercial properties. Rents are expected to continue to decrease during the remainder of 2000 as NRLP continues to selectively sell properties.

Interest income was $4.5 million and $10.4 million in the three and six months ended June 30, 2000, as compared to $4.8 million and $8.6 million in 1999. The three month decrease was due to decreases of $406,000 due to loans paid off or paid down during 2000 and 1999, $768,000 due to loans converted to partnership interests, $229,000 due to loans foreclosed in 1999 and $249,000 due to a decrease in short term investment income, partially offset by an increase of $1.4 million due to loans funded in 1999 and additional fundings on existing loans. The six month increase was due to an increase of $4.9 million was attributable to loans funded in 1999 and additional fundings on existing loans. This increase was partially offset by decreases of $836,000 due to loans paid off or paid down during 2000 and 1999, $1.3 million due to loans converted to partnership interests and $374,000 due to loans foreclosed in 1999. Interest income is expected to decrease during the remainder of 2000 due to loans paid off in 1999 and 2000.

In the three and six months ended June 30, 2000, gains on sale of real estate totaled $37.5 million and $55.6 million, including $7.4 million on the sale of Summerwind Apartments, $6.7 million on the sale of Windtree Apartments, $3.5 million on the sale of Whispering Pines

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS (Continued)
        -------------

Results of Operations (Continued)
---------------------

Apartments, $463,000 on the sale of Katella Plaza Shopping Center, $2.9 million on the sale of Pines Apartments, $10.1 million on the sale of Four Seasons Apartments, $4.8 million on the sale of Sherwood Glen Apartments and $19.8 million on the sale of Marina Playa Office Building.

In the three and six months ended June 30, 1999, gains on sale of real estate totaled $8.7 million and $24.4 million, including $2.7 million on the sale of Olde Towne Apartments, $1.3 million on the sale of Santa Fe Apartments, $11.7 million on the sale of Mesa Ridge Apartments, $2.2 million on the sale of the Horizon East Apartments, $2.6 million on the sale of the Lantern Ridge Apartments and $3.2 million on the sale of the Barcelona Apartments.

Interest expense decreased to $6.6 million and $12.4 million in the three and six months ended June 30, 2000, from $7.0 million and $14.1 million in 1999. Decreases of $2.2 million and $4.3 million were due to the sale of a total of 20 properties, subject to debt, in 1999 and 2000. These decreases were partially offset by increases of $1.8 million and $2.7 million due to interest expense recorded on borrowings in 1999 and 2000 secured by mortgages on three unencumbered apartments, three commercial properties and three parcels of unimproved land and the refinancing of mortgages in 1999 and 2000 where the loan balance was increased. Interest expense is expected to decline during the remainder of 2000 as NRLP continues to selectively sell properties.

Depreciation, property taxes and insurance, utilities, property level payroll, repairs and maintenance, other operating expenses and property management fees in the three and six months ended June 30, 2000, all declined from 1999 due to the sale of six apartments and two commercial properties in 2000 and 14 apartments in 1999. These costs are expected to continue to decrease during the remainder of 2000 as NRLP continues to selectively sell properties.

General and administrative expenses decreased to $1.1 million and $2.6 million in the three and six months ended June 30, 2000, from $2.1 million and $4.0 million in 1999. The decreases were due to a decrease in cost reimbursements and other expenses.

NMC, NRLP's general partner, earned a $561,000 incentive disposition fee in the three and six months ended June 30, 2000, related to the sales of Four Seasons Apartments and Marina Playa Office Building.

NMC, NRLP's general partner, earned a $948,000 incentive disposition fee in the six months ended June 30, 1999, related to the sale of Mesa Ridge Apartments.

Tax Matters
-----------

NRLP is a publicly traded limited partnership and, for federal income tax purposes, all income or loss generated by it is included in the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS (Continued)
        -------------


Tax Matters (Continued)
-----------

income tax returns of the individual partners. Under Internal Revenue Service guidelines generally applicable to publicly traded partnerships, a limited partner's use of his or her share of partnership losses is subject to special limitations.


Inflation
---------

The effects of inflation on NRLP's operations are not quantifiable. Revenues from property operations tend to fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties and the ultimate gains to be realized from property sales. To the extent that inflation affects interest rates, NRLP's earnings from short-term investments, the cost of new financings as well as the cost of variable interest rate debt will be affected.


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


Year 2000
---------

Even though January 1, 2000, has passed and no adverse impact from the transition to the year 2000 was experienced, no assurance can be provided that NRLP's suppliers and tenants have not been affected in a manner not yet apparent. As a result, management will continue to monitor NRLP's year 2000 compliance and the year 2000 compliance of its suppliers and tenants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
-------------------------------------------------------------------


At June 30, 2000, NRLP's exposure to a change in interest rates on its debt is as follows:

                                                  Weighted      Effect of 1%
                                                   Average       Increase In
                                    Balance     Interest Rate    Base Rates
                                   ---------   ---------------  -------------
                                    (Amounts in thousands, except per unit)
Notes payable:
  Variable rate..................  $  55,881            7.50%       $     559

Notes receivable:
  Variable rate..................     12,425            8.28%            (124)
                                                                    ---------

Total decrease in NRLP's annual
  net income.....................                                   $     435
                                                                    =========

Per unit.........................                                   $     .07
                                                                    =========



                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
------- --------------------------------

(a) Exhibits:


Exhibit
Number                            Description
-------   -------------------------------------------------------------

 27.0     Financial Data Schedule


(b)  Reports on Form 8-K:

     A Current Report on Form 8-K, dated June 22, 2000, was filed with respect to ITEM 5. "OTHER EVENTS," AND ITEM 7. "FINANCIAL STATEMENTS AND EXHIBITS," which reports the postponement of NRLP's reorganization and combination with American Realty Trust, Inc.

     A Current Report on Form 8-K, dated August 1, 2000, was filed with respect to ITEM 5. "OTHER EVENTS," which reports the rescheduling of NRLP's reorganization and combination with American Realty Trust, Inc. on or before August 3, 2000.

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       NATIONAL REALTY, L.P.

                                       By its General Partner:

                                       NRLP MANAGEMENT CORP.



Date:     August 14, 2000               By:    /s/ Karl L. Blaha
     -------------------------          -----------------------------------
                                        Karl L. Blaha
                                        President



Date:     August 14, 2000               By:    /s/ Mark W. Branigan
     -------------------------          ----------------------------------
                                        Mark W. Branigan
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                             NATIONAL REALTY, L.P.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                      For the Quarter ended June 30, 2000



Exhibit                                                              Page
Number                            Description                       Number
-------       ---------------------------------------------------  --------


  27.0        Financial Data Schedule                                  25